Form 10KSB40
period 1996-12-31
VIKING CAPITAL GROUP INC
filed 1997-03-31
CIK 886093

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  FORM 10-KSB
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (Fee Required)

                  For the Fiscal Year Ended December 31, 1996

[ ] TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                      For the transition period from       to
                                                     ------   -----

                         Commission File Number 0-22744

                           VIKING CAPITAL GROUP, INC.
                 (Name of small business issuer in its charter)

         Utah                                                87-0442090
-------------------------                            ------------------------
(State or other jurisdiction                             (I.R.S. Employer
      of incorporation)                                Identification Number)

      Two Lincoln Centre, Suite 300, 5420 LBJ Freeway, Dallas, Texas 75240
      --------------------------------------------------------------------
              (Address of Principal Executive Offices) ( Zip Code)

Registrant's Telephone Number, Include Area Code: (972) 386-9996
Securities Registered Pursuant to section 12(b) of the Exchange Act:

         Title of Each Class          Name of Each Exchange on Which Registered
         -------------------          -----------------------------------------
                None                                    None

Securities Registered Pursuant to Section 12(g) of the Exchange Act:

                         Common Stock, $.001 par value
                                (Title of Class)

          Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past twelve (12) months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past ninety (90) days. Yes X No

         Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         The issuer's revenues for its most recent fiscal year were $273,925.

         As of December 31, 1996, 13,946,095 shares of common stock of the Registrant were outstanding. As of such date, the aggregate market value of the common stock held by non-affiliates, computed using the average bid and asked price at 12/31/96, was approximately $2,209,484.

                      DOCUMENTS INCORPORATED BY REFERENCE

        The following document is incorporated herein by reference in Item 10
Part III:

        Adoption of an Employee Stock Option Plan as described and incorporated into the Proxy Statement on the annual statement for fiscal year ended December 31, 1995.

                               TABLE OF CONTENTS



                                                                                       Page
                                                                                       ----
PART I
       Item 1.  Description of Business .............................................    3
       Item 2.  Description of Properties ...........................................    7
       Item 3.  Legal Proceedings ...................................................    7
       Item 4.  Submission of Matters to a Vote of Security Holders .................    7

PART II
       Item 5.  Market for Common Equity and Related Stockholder Matters ............    7
       Item 6.  Management's Discussion and Analysis ................................    9
       Item 7.  Financial Statements ................................................   11
       Item 8.  Changes in and Disagreements with Accountants on Accounting and
                Financial Disclosure ................................................   11

PART III
       Item 9.  Directors, Executive Officers, Promoters and Control Persons
                Compliance with Section 16(a) of the Exchange Act ...................   11
       Item 10. Executive Compensation ..............................................   13
       Item 11. Security Ownership of Certain Beneficial Owners and Management ......   15
       Item 12. Certain Relationships and Related Transactions ......................   16
       Item 13. Exhibits and Reports on Form 8-K ....................................   17

                                     PART I

ITEM I.  DESCRIPTION OF BUSINESS

         BACKGROUND. Viking Capital Group, Inc. (the "Company") is a Utah corporation formed on November 12, 1986. The Company was originally formed under the name Silver Harvest, Inc. for the purpose of obtaining capital to seek out, investigate and acquire interests in new products, properties or businesses. In June of 1988, the Company received from subscribers in a public offering subscriptions for the purchase of 2,500,000 shares of its common stock for an aggregate of $75,000. The Company's public offering was conducted pursuant to the registration requirements set forth in Section 61-1-10 of the Utah Uniform Securities Act and in reliance upon the exemption from federal registration requirements set forth in Rule 504 of Regulation D as promulgated under the Securities Act of 1933, as amended. Pursuant to Rule 11.1 of the Utah Securities Division, the proceeds from the Company's public offering were placed in escrow pending the specific allocation of such proceeds and subject to the subscribers' right to rescind their subscriptions upon determination of the definitive use of proceeds.

         In 1989, the Company entered into an agreement with Louis Sylvester pursuant to which the Company agreed to issue 1,000,000 shares of common stock to Mr. Sylvester in exchange for all rights to certain financial education seminar and business concepts developed by Mr. Sylvester. Pursuant to such agreement, the Company agreed to change its name to The Institute for Financial Fitness and to operate as a financial consulting and education firm utilizing certain concepts developed by Mr. Sylvester. The Utah Securities Division then approved the release of the funds held in escrow to the Company.

         The Company subsequently abandoned its financial consulting and education activities and pursued and abandoned various other opportunities and Mr. Sylvester returned the shares of common stock received from the Company for cancellation. In February of 1990, the Company changed its name to Viking Capital Group, Inc.. In November of 1991, the Company declared a 1 for 5 reverse stock split.

         From 1990 through mid 1994 the Company laid the ground work to become a insurance holding company and a fully reporting SEC public holding company via the filing of the form 10 with the SEC. In mid 1994 the Company became a fully reporting SEC Company and the effective first reporting period was as of 12/31/93. The next major activity was to enlist a market maker to establish trading in the Company's common stock via the over the counter electronic bulletin board. This was achieved on January 20, 1995. Subsequently, the common stock of the Company has attracted seven (7) market makers spread across the USA, therein trading the stock coast to coast. As of December 31, 1996 the Company's activities include: (1) development of private and institutional investors for various acquisitions, specifically, the purchase of insurance companies, (2) implementation of the plan described below to become a provider of specialized administration and data processing services for insurance companies and banks including the licensing of the Sun Microsystems, Inc. "Sun Closed Caption Index Media Stream (IMS)" software with Viking Systems, Inc.

DESCRIPTION OF BUSINESS

PLAN OF OPERATION. The Company is a development stage company which has developed a comprehensive multi-step plan to (1) become a provider of specialized administrative and data processing services for insurance and securities products offered by other companies and (2) acquire a base of insurance managed assets under the Company's management. The Company's primary objective is to provide quality fee based administration, data processing, product development and management consulting services to businesses, particularly banks and insurance companies, and to build its own insurance managed assets via acquisitions and reinsurance purchases to a total of $1.5 billion of insurance managed assets. The Company's financial methodology is to generate profits from its fee based services described above, equal to or in excess of the cost of managing its own assets and policy holders. This methodology is expected to allow the Company to achieve a higher margin of profitability than its competitors and allow shareholder equity to grow as the managed asset base grows. Management expects the Company's proposed services will permit financial services companies, particularly small to medium sized banks, merchant banks and insurance companies, to expand their sources of revenues while minimizing costs. Implementation of the Company's plan of operations is expected to be carried out through one or more strategic acquisitions of, or combinations with, operating companies. While the Company has not purchased an insurance company yet, it has started operations in corporate relations services, via Viking Financial Services, Inc., insurance marketing services, via Viking Insurance Services, Inc., data processing services, via Viking Systems, Inc. (incorporated in 1996), administration services, via Viking Administrators, Inc. (incorporated in 1996). There is no assurance that the Company can successfully continue to fund the start-up of Viking Financial Services, Inc., Viking Insurance Services, Inc., Viking Systems, Inc., Viking Administrators, Inc. and other operations or that such other operations can be integrated and carried out on a profitable basis.

         While the Company presently has no known, specific source of funds to implement its total plan of operations, the Company intends to pursue its plan of operations through mergers, exchanges of stock for assets or stock, the issuance of debt and/ or the private placement or public offering of stock for cash. The Company believes that its status as a reporting company under the Securities Exchange Act of 1934, the trading of its common stock on the over the counter electronic bulletin board (symbol VGCP) and the stature and industry contacts of Chairman, William J. Fossen, will make it more attractive to potential merger or acquisition candidates and will enhance the Company's ability to raise capital through the placement of its debt and/or equity securities. No binding agreements, or agreements in principal, to raise capital for the Company or invest in the Company existed as of December 31, 1996, and, therefore, there can be no assurance that the Company will be successful in obtaining the financing necessary to implement its plan of operations.

         CORPORATE RELATIONS SERVICES. (Viking Financial Services, Inc.) The first phase of the Company's proposed plan of operation consists of the initiation of its corporate relations services, Viking Financial Services, Inc.. This subsidiary of the Company intends to help provide capitalization, restructuring and public offerings for the Company and for client companies that have significant potential and/or assets. These services will be provided by the Company on a fee and percentage basis with limited liability arising on behalf of the Company.

         The Company intends to provide services through various broker/dealers, nationwide. The Company intends to contract with broker/dealers via Viking Financial Services, Inc., large enough to provide all types of securities products and trading services (stocks, bonds, etc.). The Company presently does not intend to have ownership in any broker/dealerships that it does business with, but may so choose to in the future, if management deems it is necessary to properly serve its client companies and banks.

         The operations of Viking Financial Services, Inc. has been carried out to date by non-salaried individuals. No gross income was generated during 1996 from the operation of Viking Financial Services, Inc..

         INSURANCE MARKETING SERVICES COMPANY. (Viking Insurance Services,Inc.) On May 6, 1995 the Company purchased for 450,000 common shares, the national marketing operations of Viking Insurance Services, Inc. In 1996, Viking Insurance Services, Inc. created a new product line on behalf of World
Travelers Association for health and other benefits for travelers visiting the USA. Plans call for the "Viking Travel Plan", as it is referred to, to begin marketing in Canada in the second quarter of 1997 and in a number of other foreign countries over the next few years. Viking Insurance Services, Inc. generated $74,955 of gross income via contract sales for future business in 1996.

         DATA PROCESSING COMPANY. (Viking Systems, Inc.) The Company formed and incorporated Viking Systems, Inc. on February 15, 1996. Viking Systems, Inc. will serve as the Company's data processing center for all the Company's Management Information Systems (MIS) needs and will also serve as a "profit center", providing MIS services to outside client corporations. Viking Systems, Inc. has completed two tasks for the Federal Government during the last half of 1996 which generated a gross income of $198,970. Viking Systems, Inc. announced on October 10, 1996 a streaming, digital video indexing capability as an integral step in the strategic plan of placing Viking Capital Group, Inc. at the forefront of utilizing the information superhighway for agent and policy holder services. This capability, derived from software licensed from Sun Microsystems, Inc. (Mountain View, SUNW), allows searching indexed video for a particular word or phrase, much like searching for text in an electronic document. As of 12/31/96 the Company or Viking Systems, Inc. had no new commitments or agreements with the Federal Government or any other outside corporate client.

          ADMINISTRATION SERVICES. (Viking Administrators, Inc.) The Company, through Viking Administrators, Inc. (incorporated during 1996), intends to offer a comprehensive range of administrative services associated with the internal operations of insurance companies, including accounting, billing, policy issuance, policy servicing, compliance and financial reporting services. As of December 31, 1996, the Company had not entered into any negotiations, commitments or agreements to provide administration services. There can be no assurances that the Company can successfully contract and/or fund the operations of Viking Administrators, Inc.

         PROPOSED ACQUISITION OF INSURANCE COMPANY. The Company is proposing to purchase a life and/or Property and Casualty (P&C) insurance company. The purchase of its own P&C insurance company will allow the Company the choice of issuing its own master policy to the World Travelers Association, therein increasing its gross profits as compared to issuing the Travel Plan through a unrelated insurance company. The purchase of a life insurance company, in addition to facilitating uniform compliance with required administrator license requirements, is expected to serve as a warehouse or structure within which the Company intends to acquire insurance policies with a goal of accumulating a managed asset base of $1.5 billion. The Company intends to acquire blocks of insurance utilizing three methods: (1) reinsuring a portion of the Company's client insurance companies' insurance sales for whom the Company is performing data processing and administration services; (2) purchasing blocks of business (a block or book of business is generally described as a number of insurance policies of the same type or plan), including the required accumulated reserves, typically comprised of securities, some mortgages and real estate, referred to as "managed assets"; and (3) purchasing entire insurance companies so as to take over all of the desired blocks of business in the targeted insurance company.

         Management presently has identified several targets that are available. These targets may or may not be available upon the Company's completion of its capitalization. However, management believes that appropriate companies are readily available. The anticipated cost of acquiring and capitalizing an operation is estimated at $3,000,000 to $7,200,000. for a shell insurance company and from $15,000,000 and up for existing operating insurance companies, depending upon the assets accumulated in such a target insurance company. Management looks for targets that have under performing investment portfolios, but with high quality investments and high per policy general administrative expenses compared to the Company's service costs. There can be no assurances that the Company can successfully contract and/or fund the purchase of an insurance company.

         MARKET AND COMPETITION. The Company is presently aware of no other company providing or planning to provide services of the nature and scope proposed to be offered by the Company in the medium to small insurance company market. However, as the trend toward "outsourcing" continues to grow as a means of controlling costs and maximizing profitability, management expects that other companies will attempt to duplicate the Company's services.

         EMPLOYEES. At December 31, 1996, the Company had 12 full time employees. The Company's relations with its employees are favorable.

ITEM 2.  DESCRIPTION OF PROPERTIES

         The Company's executive offices are located in 15,189 square feet of office space at Two Lincoln Centre, 5420 LBJ Freeway, Suite 300, Dallas, Texas 75240 at the rate of $21,518 per month for a period of sixty (60) months through 6/31/2001. 6,000 square feet are subleased to two independent third parties pursuant to a written lease agreement providing for monthly lease payments of $5,000. and $1,800 for a period of twelve (12) months through 6/31/97. Both subleases have requested to continue their lease for an additional year. The Company has not as of this date herein, determined its full space requirements for the months subsequent to 6/31/97. The Company's present facilities are believed to be adequate to support its present holding company and data processing operations for the remainder of the lease.

ITEM 3.  LEGAL PROCEEDINGS

         The Company is not involved in any threatened, pending or ongoing litigation to the best knowledge of management.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of the Company's shareholders through the solicitation of proxies, or otherwise, during the fourth quarter of the Company's fiscal year ended December 31, 1996.



                                    PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET. The Company's common stock began trading in the over the counter (OTC) market January 20, 1995. The Company's trading symbol is "VGCP". The volume in the trading averages approximately 20,000 a day. As of 12/31/96 the stock was quoted at $0.31 ask and $0.25 bid. There is a total of approximately 13,946,095 common shares outstanding of which 4,156,941 are free trading shares as of 12/31/96.

         At December 31, 1996 the Company had 100,000 shares of Class B common stock authorized and outstanding. All 100,000 shares where issued to William J. Fossen, Chairman, President and CEO of the Company. The Class B common shares can choose to elect two thirds (2/3) of the board of directors.

         At December 31, 1996, the Company had outstanding options of 9,719,252 of which

4,841,851 where exercisable to purchase common stock.

         Of the 13,946,095 shares of common stock outstanding at December 31, 1996, 9,635,779 shares are "restricted stock" as defined by Rule 144. At December 31, 1996, approximately 5,624,108 shares of the restricted common stock were eligible for resale pursuant to Rule 144.

          At December 31, 1996, the Company had certain note agreements in the amount of $11,500 which were convertible to 3,833 shares of common restricted stock [at $2.00 per share through July 1, 1995 and increasing $.50 per share every twelve months thereafter, to a maximum of $3.00 per share], the shares are required to be registered for resale (registration rights) when and if the Company ever filed for any registration of any of its common shares. All note holders were offered a one time opportunity to convert their notes and purchase a like amount of additional common shares by October 1, 1995 for a conversion price of $1.10 per share. All but $14,000 note holders had converted as of 12/31/95 for a total conversion and purchase rights of 230,182 common restricted shares. Subsequent to 12/31/95, $2500. plus all interest had been repaid to a single note holder leaving a balance of $11,500 in the above mentioned notes as of 12/31/96. Note holders that converted to common stock received one A warrant and one B warrant for each dollar that they convert. Each A warrant is exercisable at $3.00 per share when the trading bid price of the common stock reaches a $4.00 average over five consecutive trading days. Each B warrant is exercisable at $6.00 per share when the trading bid price of the common stock is a $6.00 average over five consecutive trading days. Each such warrant expires upon the ninetieth day after the market trading bid price has reached the designated price as outlined above.

As of 12/31/96 the Company had $51,000 convertible notes outstanding that had the option to converted to 170,000 common restricted shares; $106,720 convertible notes outstanding that had the option to convert to 213,440 common restricted shares; $15,560 convertible notes outstanding that had the option to convert to 20,747 common restricted shares. All convertible notes if converted, carried an option of a like amount at the same price as the conversion price. All notes are due in 1997 and all options if the notes are converted, are for a period of one year.

The Company had no ongoing or proposed public offerings of its common equity at 12/31/96.

HOLDERS

         At December 31, 1996, there were approximately 1012 holders of record of the common stock of the Company.

DIVIDENDS

         The Company has paid no cash dividends to any common equity holders to date and does not expect to pay any dividends in the foreseeable future. Payment of dividends on the Company's common stock is subject to the payment of all accumulated dividends payable to the holders of the Company's outstanding preferred stock. The Company had no preferred stock outstanding as of 12/31/96. Other than the foregoing, there are no restrictions, nor are there likely to be in the future, that limit the ability of the Company to pay dividends on its common stock.

ITEM 6   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         The Company's operations for the four years ended December 31, 1994 have consisted of efforts to develop its existing plan to become a provider of specialized administration and data processing services for the insurance and financial services industries as described elsewhere herein and efforts to attract capital in order to implement the Company's plan of operations. In addition, during this period the Company has become a fully reporting SEC company and publicly traded with market makers offering the Company's common stock across the USA. The Company became a fully reporting SEC Company in 1994 and its common stock began trading on the over the counter electronic bulletin board January 20, 1995. The Company has received no significant revenues through 1995, and revenues of $273,925 in 1996, and has generated substantial losses.

         The Company's plan of operation is described in full in Item 1. Business, above. The Company's plan of operations has been implemented in multiple phases with the implementation of each phase being subject to the receipt of various levels of funding. It is management's belief that such phases have been accomplished as it pertains to preparing the Company for the acquisition of its first insurance company. Complete implementation of the Company's plan of operations is anticipated to require approximately $4,500,000 of funding. The Company is seeking to secure $3,000,000 in the form of a equity sale of the Company's convertible preferred stock and $1,500,000 in computer equipment leases. The amount of computer equipment leases will be dictated by the requirement of potential government contracts for the completion of integrated systems and/or the requirements of future insurance company acquisitions. Further sales of the Company's preferred stock will also be required to raise additional capital for the purchase of insurance company assets to meet the Company's goal of $1.5 billion of managed insurance assets.

         Viking Financial Services, Inc. (VFSI), a wholly owned subsidiary of the Registrant, was incorporated June 10, 1994, in the state of Texas, Viking Insurance Services, Inc. (VISI) was purchased as a wholly owned subsidiary of the Registrant on May 6, 1995, Viking Systems, Inc. (VSI), a wholly owned subsidiary of the Registrant, was incorporated February 7, 1996 in the state of Texas and Viking Administrators, Inc., a wholly owned subsidiary of the registrant, was incorporated March 27, 1996 in the state of Texas. (See Item I. Business - Corporate Relations Services, Viking Insurance Services, Inc., Viking Systems, Inc. and Viking Administrators, Inc. above). VFSI began limited operations on May 1, 1996 and had no revenue during 1996.

VISI filed and contracted for insurance marketing products with other insurance companies and generated $74,955 of revenue in 1996. VSI completed on 10-10-96 the licensing of the Sun software for the operations of Sun Microsystems, Inc.'s "Sun Closed Caption Index Media Stream" software. Viking Systems, Inc. continues towards the completion of its own in house development of index media software and other applications for use on the Viking corporate intranet and the Internet. VSI had revenue for 1996 of $198,970.

         During 1996, the Company also incorporated an insurance administration company called Viking Administrators, Inc. . This leaves the last phase of the strategic plans of the Company, which are to purchase insurance companies. The Company also has contracted with a national continuing education firm for insurance and securities agents and plans to sign a strategic alliance with a broker/dealer and prepare for a public and/or private offering of approximately $3,000,000 and $15,000,000 of the Company's preferred stock. The cost of implementing such steps is estimated to be $150,000. If the Company is successful in securing such funding and carrying out such steps, the Company expects to utilize the proceeds of the proposed public and/or private offering and other available funding to implement the remaining phase of the Company's plan of operations of acquiring and capitalization of the first insurance company at an estimated cost of $3,000,000. The estimated cost to acquire further insurance assets via the purchase of insurance companies and/or individual books of insurance business to reach the Company's goal of $1.5 Billion, is $150,000,000. The estimated completion cost for equipment and software of the DP center (VSI) is $1,500,000 and $500,000 respectively. The estimated start-up cost of an administration center is $200,000.

         At December 31, 1996, the Company had cash on hand of approximately $9,920 and had liabilities totaling approximately $810,525. Subsequent to 12/31/96 the Company had raised additional funds via private loans of approximately $240,000 and receivables of $99,703. The Company anticipates that the funds on hand will only sustain current operations for approximately the first six months and are not sufficient to implement any of the Company's plan of operations. Accordingly, in order to sustain operations past such period and to implement the Company's plan of operations, the Company must secure funds from other sources.

         The Company will continue to negotiate for funding of up to $15,000,000 to fund acquisition of an insurance company and provide additional working capital for subsidiaries. The Company has not received any commitments from any private or institutional lender or investor or from any other source to provide funding to the Company as of 12/31/96. Accordingly, while the Company believes that it can successfully conduct a private placement of debt and/or equity, continue to capitalize its subsidiaries, establish broker/dealer alliances and conduct a public offering before the end of 1997, with implementation of the remaining phase of the Company's plan of operations to follow shortly thereafter, there is no assurance that the Company can successfully complete a private placement of debt and/or equity or a public offering or that it can successfully implement any of its plan of operations. Failure to successfully complete a private placement and/or public offering of debt and/or equity, or securing funding from other sources, would materially adversely affect the timing and ability of implementation of the Company's plan of operations. If the Company is successful in implementing its plan of operations, the Company will be required to lease, acquire or construct significant additional facilities and equipment and hire substantial additional employees to carry out such operations.

ITEM 7.  FINANCIAL STATEMENTS


The "F series" pages follow page 18 and begin with "F-1"

                                                                                      Page
                                                                                      ----

Independent  Auditor's Reports........................................................F-3
Consolidated Balance Sheets as of December 31, 1995, and 1996.........................F-4
Consolidated Statements of Operations for the years ended December 31, 1995,
1996 and for the period from inception (November 12, 1986) to December 31, 1996.......F-6
Consolidated Statements of Stockholders' Equity for the years ended December 31,
1995, and 1996 and for the period from inception (November 12, 1986) to
December 31, 1996 ....................................................................F-7
Consolidated Statements of Cash Flows for the years ended December 31, 1995, 1996, and for the period from inception (November 12, 1986) to December 31, 1996............F-12
Notes to Consolidated Financial Statements............................................F-15

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         The Company's financial statements are audited by King Griffin & Adamson, P.C., Dallas, Texas. King Griffin & Adamson, P.C. also audited the Company's financial statements for the prior year. King Griffin & Adamson's name was changed from King Burns & Company, P.C. effective March 1, 1997

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

INFORMATION REGARDING PRESENT DIRECTORS AND EXECUTIVE OFFICERS

         The following table sets forth certain information concerning the Company's current directors and executive officers:


                         Age              Title
                         ---              -----

William J. Fossen        58         Chairman of the Board, President and CEO
Tommy L. Walker          62         Director, Vice Chairman
Mary M. Pohlmeier        48         Director
Walter E. Muller         47         Director

         Officers and directors are elected on an annual basis. The terms for each director will expire at the next annual meeting of shareholders or at such time as a successor is duly elected. Officers serve at the discretion of the Board of Directors.

         There are no family relationships among any of the directors or officers of the Company.

         The following is a biographical summary of the business experience of the directors and executive officers of the Company:

         WILLIAM J. FOSSEN has served as Chairman of the Board and President of Viking Capital Group, Inc. since November 1989. Since March of 1982, Mr. Fossen has served as Chairman of the Board, Chief Executive Officer and President of National Investors Holding Corporation and its subsidiaries, a company engaged primarily in the marketing of life and medical insurance and annuities. In November of 1988, the operating insurance subsidiary of National Investors Holding became insolvent and was liquidated and since such date the company has been inactive. Mr. Fossen continues to serve as an officer and director of National Investors Holding Corporation. Since 1969, Mr. Fossen has been engaged in various facets of the insurance industry, including sales, asset management, data processing and administration.

         TOMMY L. WALKER has served as a Director and Vice Chairman of the Company since October of 1991. Since July of 1989 Mr. Walker has conducted his own investment and financial consulting firm . From May of 1985 to June of 1989, Mr. Walker served as Vice President of Sales for First Winthrop Corporation/Winthrop Securities Company, Inc. Previously, Mr. Walker served in various managerial, consulting and entrepreneurial positions, including serving as founder and Executive Vice President and a Director of National Sharedata Corporation, a bank data processing firm.

         MARY M. POHLMEIER has served as a Director of the Company since October of 1991. Since June of 1987, Ms. Pohlmeier has been employed by Frito-lay, Inc. in research and development and is presently a Technical Project Manager and Principal Scientist where her responsibilities include the identification and execution of strategies and designed testing for the introduction of new products, coordination of functional support groups and supervision of professional and technical staff on various projects.

         WALTER E. MULLER has served as a Director of the Company since December of 1994. Mr. Muller is currently serving as a Director at the Texas Society of Certified Public Accountants. He has served the Dallas chapter of the Texas Society of Certified Public Accountants as their secretary, vice president, director, committee member and chairman. Mr. Muller, with his own accounting firm, Muller and Company, P.C., is an experienced business owner, responsible for origination and management of various types of business.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         Not Applicable

ITEM 10. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

         The following table sets forth information concerning cash and non-cash compensation paid or accrued by the Company and its subsidiaries to or on behalf of the Company's Chief Executive Officer during the four years ended December 31, 1996. No other executive officer of the Company received, or had accrued on his or her behalf, total compensation exceeding $100,000 during such periods.


                                                       Annual Compensation
                                                     -----------------------
                                   Fiscal                                       Other Annual      All Other
Name and Principal Position         Year              Salary           Bonus    Compensation     Compensation
---------------------------         ----              ------           -----    ------------     ------------

William J. Fossen                   (1) 1996         $89,400 (4)       $ -0-         $ -0-            $ -0-
President and Chief                 (2) 1995         $55,438 (4)       $ -0-         $ -0-            $ -0-
Executive Officer                   (3) 1994         $63,275 (4)       $ -0-         $ -0-            $ -0-

(1) The aggregate remuneration to William Fossen during 1996 consisted of $89,400 in cash.
(2) The aggregate remuneration to William Fossen during 1995 consisted of $55,438 in cash.
(3) The aggregate remuneration to William Fossen during 1994 consisted of $63,275 in cash.
(4)   The amounts above exclude accrued salaries not paid of approximately
      $231,500.

OPTION/SAR GRANTS TABLE

         THE FOLLOWING TABLE SETS FORTH THE OPTIONS AND/OR STOCK APPRECIATION RIGHTS (SARS) MADE DURING THE LAST COMPLETED FISCAL YEAR TO EACH OF THE NAMED EXECUTIVE OFFICERS.

                     Option/SAR Grants in Last Fiscal Year

                                                              Potential Realized
                                                                  Value at
                                                                Assumed Annual           Alternative
                                                              Rates of Stock Price       to (f) and (g):
                                                               Price Appreciation        Grant Date
                               Individual Grants                 for Option Term         Value.
-------------------------------------------------------------------------------------------------------
(a)        (b)                (c)           (d)      (e)               (f)         (g)      (f)
          Number of        % of
          Securities       Options/
          Underlying       SARs
          Options/         Granted to       Exercise                                        Grant
          SARs             Employees        or Base                                         Date
          Granted          in Fiscal        Price      Expiration                           Present
Name      (#)              Year             ($/Sh)     Date             5%($)     10%($)    Value $
--------------------------------------------------------------------------------------------------------

William J. Fossen                           None granted in 1996.
President and Chief
Executive Officer

Compensation of Directors

         The Directors of the Company are not paid any fee for their services in such capacity on a regular plan. During 1996, former Director Peter Plunkett was awarded a 5 year option expiring on 05/29/01 for 181,875 shares at $1.00 per share for past services. During 1996, former Director Louis Sylvester was awarded a 5 year option expiring on 5/29/01 for 50,000 shares at $1.00 per share for past services. Both Directors listed here resigned during 1996.

EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL ARRANGEMENTS

         The Company has no employment contracts with any of its present executive officers and has no plans or arrangements with respect to payments resulting from the resignation, retirement or any other termination of a named executive officer's employment or from a change-in-control of the Company.
The Company does have past due salaries accumulating to Mr. Fossen of approximately $231,500.

COMPENSATION PURSUANT TO PLANS

         The Company has adopted Viking Capital Group, Inc. 1996 Stock Option Plan which was approved by the shareholders at the last annual meeting. Such plan is incorporated by reference as described at Item 13.



                     (This area intentionally left blank.)

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                             PRINCIPAL SHAREHOLDERS
                               DECEMBER 31, 1996

         The following table sets forth the names of the persons who own stock of the Company of 5% or more, of record or beneficially, and all officers and directors of the Company and all officers and directors as a group.

                                    Common Shares and Percentages Owned
                                 -----------------------------------------
                                                                    Fully
Name                             Shares Owned     Percent (1)     Diluted (7)
----                             ------------     ----------     -----------

National Investors                 900,000(2)        5.4%            3.8%
Holding Corp.

William J. Fossen                2,940,000(3)       17.6%           12.4%

Tommy L. Walker                  2,200,000(4)       13.2%            9.3%

Mary M. Pohlmeier                1,261,661(5)        7.6%            5.3%

Walter E. Muller                   207,500(6)        1.2%            0.9%

All Officers, Directors
and Beneficial owners
as a Group                       7,509,161          45.0%
Fully Diluted                    7,509,161                          31.7%

(1) Based on 13,946,095 shares outstanding at December 31, 1996 plus 2,755,000 shares represented by options that are exercisable within 60 days of this report as follows: William J. Fossen, 1,040,000 shares; Tommy L. Walker, 1,000,000 shares; Mary M. Pohlmeier, 515,000 shares; Walter E. Muller, 200,000 shares.
(2) William J. Fossen is President and 56% owner of National Investors Holding Corporation (NIHC). All NIHC shares have been pledged to First City Bank, Texas, Farmers Branch, Texas.
(3) Includes 1,000,000 shares which may be acquired by Mr. Fossen upon the exercising of options at $1.00 per share. Also includes a convertible note of $20,000 which may be converted to common shares at a $1.00 per share. Upon conversion, an option to purchase an additional 20,000 shares at $1.00 is awarded. Excludes 1,100,500 shares held by Mr. Fossen's adult children to which Mr. Fossen disclaims beneficial ownership.
(4) Includes 1,000,000 shares which may be acquired by Mr. Walker upon the exercising of options at $1.00 per share.
(5) Includes 515,000 shares which may be acquired by Ms. Pohlmeier upon the exercising of options of 180,000 shares exercisable at $1.00 per share and 335,000 shares exercisable at $1.10 per share.
(6) Includes 200,000 shares which may be acquired by Mr. Muller upon the exercising of options at $1.10 per share.
(7) At 12/31/96 the Company had outstanding options for 9,719,252 shares of which 4,841,851 were exercisable at 12/31/96. Fully diluted shares outstanding at 12/31/96 are 23,665,347.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


         During 1995 Ms. Mary Pohlmeier was paid $60,000 and 150,000 shares in full payment and cancellation of her consulting agreement.

         During 1995 and 1996, no other transaction or series of similar transactions involving persons named in Item 11 above or any of their immediate family occurred which would have involved an amount in excess of $60,000.








                     (This area intentionally left blank.)

ITEM 13.

EXHIBITS AND REPORTS ON FORM 8-K


(")      EXHIBITS

Exhibit
Number                     Description of Exhibit
------                     ----------------------

  3.1    Articles of Incorporation of Viking Capital Group, Inc. as amended*
  3.2    Bylaws of Viking Capital Group, Inc. as amended*
  4.1    Specimen Common Stock Certificate*
  4.2    Specimen Preferred Stock Certificate*
 10.1    1996 Stock Option Plan of the Registrant filed on Form 14A in 1996.**
 21.1    List of Subsidiaries
 27.1    Financial Data Schedule

  * Incorporated by reference pursuant to Exchange Act Rule 12b-23 to the Registrant's Form 10-SB (File No. 0-22744) effective December 27, 1993.

 **      Incorporated by reference pursuant to Exchange Act Rule 12b-23 to the
 Registrant's Form 14A (File No. 0-22744) for 1996.

(b)      The Registrant has filed the following 8-K reports during 1996:

                (i) Form 8-K, dated January 17, 1996, to report the signing of a billing service contract with Trans National Communications, Inc. of Boston, Massachusetts.
                (ii) Form 8-K, dated March 8, 1996, to report the changing of lead auditor from David J. Quick, CPA to King Burns & Griffin, P.C.
                (iii) Form 8-K, dated October 10, 1996, to report the contracting of a software licensing from Sun Microsystems, Inc. to Viking Systems, Inc.


                     (This area intentionally left blank.)

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        VIKING CAPITAL GROUP, INC.


                                        By: /s/ WILLIAM J. FOSSEN
                                           ------------------------------------
                                           William J. Fossen
                                           President

Dated:   March 31, 1997


         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                           Title                                  Date
---------                           -----                                  ----


/s/ WILLIAM J. FOSSEN
---------------------------       President, Chairman of the Board
William J. Fossen                 and Chief Executive Officer            March 31, 1997
                                  (Principal Executive Officer)
/s/ TOMMY L. WALKER
---------------------------
Tommy L. Walker                   Director                               March 31, 1997

/s/ MARY M. POHLMEIER
---------------------------
Mary M. Pohlmeier                 Director                               March 31, 1997

/s/ WALTER E. MULLER
---------------------------
Walter E. Muller                  Director                               March 31, 1997

                     CONSOLIDATED FINANCIAL STATEMENTS AND
               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


                           VIKING CAPITAL GROUP, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)


                           DECEMBER 31, 1996 AND 1995

                           VIKING CAPITAL GROUP, INC.

                        (A Development Stage Enterprise)

                                    CONTENTS




                                                                         PAGE
                                                                         ----

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS                       F-3

FINANCIAL STATEMENTS

     Consolidated Balance Sheets                                         F-4

     Consolidated Statements of Operations                               F-6

     Consolidated Statements of Stockholders' Equity (Deficit)           F-7

     Consolidated Statements of Cash Flows                               F-12

     Notes to Consolidated Financial Statements                          F-15

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



To the Board of Directors and Stockholders of Viking Capital Group, Inc.

We have audited the accompanying consolidated balance sheet of Viking Capital Group, Inc. and subsidiaries (a development stage enterprise), as of December 31, 1996 and 1995 and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We did not audit the consolidated statements of operations, stockholders' equity (deficit) and accumulated deficit, and cash flows of Viking Capital Group, Inc. and subsidiaries for the period from November 12, 1986 (inception) to December 31, 1994. Those statements were audited by other auditors whose reports have been furnished to us and our opinion insofar as it relates to the cumulative amounts included for Viking Capital Group, Inc. and subsidiaries is based solely on the reports of the other auditors.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Viking Capital Group, Inc. and subsidiaries as of December 31, 1996 and 1995 and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

As described in Note B, the accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has experienced recurring losses and has not generated any significant revenue since its inception. Additionally, at December 31, 1996, the Company's current liabilities exceeded its current assets by $551,264 and its total liabilities exceeded its total assets by $492,524. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Unless the Company obtains additional financing, it will not be able to meet its obligations as they come due and it will be unable to execute its long-term business plan. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.




                                                   KING GRIFFIN & ADAMSON P.C.


Dallas, Texas
March 18, 1997

                           VIKING CAPITAL GROUP, INC.

                        (A DEVELOPMENT STAGE ENTERPRISE)

                          CONSOLIDATED BALANCE SHEETS


                                     ASSETS

                                                                December 31,
                                                          ----------------------
                                                            1996         1995
                                                          ---------    ---------
CURRENT ASSETS
  Cash                                                    $   9,920    $  77,023
  Accounts receivable                                        99,703         --
  Notes receivable, net of allowance of $33,000
     and $12,000 in 1996 and 1995, respectively              59,250        5,000
  Notes receivable - related party, net of allowance of
     $26,160 and $13,000 in 1996 and 1995, respectively       6,612       13,160
  Accrued interest receivable                                 6,623        1,580
  Accrued interest receivable - related party                   588          479
  Prepaid expense                                              --         14,500
  Other                                                        --            454
                                                          ---------    ---------
             Total current assets                           182,696      112,196
                                                          ---------    ---------

OFFICE FURNITURE AND EQUIPMENT                              115,373       16,015
Accumulated depreciation and amortization                   (11,835)     (10,485)
                                                          ---------    ---------
             Net office furniture and equipment             103,538        5,530
                                                          ---------    ---------

OTHER ASSETS                                                 31,767       15,100
                                                          ---------    ---------

TOTAL ASSETS                                              $ 318,001    $ 132,826
                                                          =========    =========



The accompanying notes are an integral part of these financial statements.

                           VIKING CAPITAL GROUP, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                    CONSOLIDATED BALANCE SHEETS - CONTINUED



                     LIABILITIES AND STOCKHOLDERS' DEFICIT

                                                                                   December 31,
                                                                              1996           1995
                                                                          -----------    -----------
CURRENT LIABILITIES
  Notes payable                                                           $   272,720    $   177,000
  Notes payable - related party                                                62,060         10,000
  Current obligations under capital leases                                     20,688           --
  Accounts payable                                                             55,496         76,447
  Accruals payable-related party                                                6,700           --
  Accrued payroll and payroll taxes                                           304,342        150,765
  Other accrued expenses                                                        4,405         10,673
  Dividends payable-preferred stock                                              --              300
  Interest payable                                                              5,108          5,527
  Interest payable - related party                                              2,441           --
                                                                          -----------    -----------
             Total current liabilities                                        733,960        430,712

LONG-TERM DEBT
  Notes payable
  Obligations under capital lease, less current portion                        76,565         14,000
                                                                          -----------    -----------
             Total liabilities                                                810,525        444,712
                                                                          -----------    -----------

STOCKHOLDERS= DEFICIT
  Preferred stock $1.00 Par Value; 50,000,000 shares authorized; 10,000
     shares issued and outstanding as of December 31, 1995                       --           10,000
  Series A Preferred Stock $10 Par Value; 2,500,000 shares
     authorized, no shares issued and outstanding                                --             --
  Common stock $0.001 par value; 150,000,000 shares authorized;
     13,971,720 and 12,352,770 issued as of
     December 31, 1996 and 1995, respectively                                  13,971         12,352
  Common stock Class B $0.001 par value; 100,000 shares
     authorized, issued and outstanding                                           100            100
  Additional paid-in capital                                                3,294,575      2,479,870
  Deficit accumulated in the development stage                             (3,794,764)    (2,814,208)
                                                                          -----------    -----------
                                                                             (486,118)      (311,886)
             Less treasury stock, 25,625 shares at cost                        (6,406)          --
                                                                          -----------    -----------
             Total stockholders' deficit                                     (492,524)      (311,886)
                                                                          -----------    -----------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                               $   318,001    $   132,826
                                                                          ===========    ===========



The accompanying notes are an integral part of these financial statements.

                           VIKING CAPITAL GROUP, INC.

                        (A DEVELOPMENT STAGE ENTERPRISE)

                     CONSOLIDATED STATEMENTS OF OPERATIONS
               Years ended December 31, 1996 and 1995 and period
            from November 12, 1986 (inception) to December 31, 1996

                                                                               Period from
                                                        Years Ended          November 12, 1986
                                                        December 31,          to December 31,
                                                   1996            1995            1996
                                               ------------    ------------    ------------
REVENUE                                        $    273,925    $     38,852    $    316,855
                                               ------------    ------------    ------------
COSTS AND EXPENSES
     Advertising                                     12,923             925          21,466
     Bad debt expense                                28,414            --            28,414
     Bank charges                                      --               396           1,661
     Commissions on revenue                            --            31,346          31,346
     Consulting                                      89,096         389,064         715,024
     Consulting-related party                          --           262,847         767,446
     Depreciation and amortization                    1,350           1,865          13,835
     Equipment lease                                  3,625            --             4,162
     Insurance and employee health care                --             1,291          10,772
     Miscellaneous                                     --              --             4,430
     Miscellaneous-related party                       --              --             2,883
     Office expense                                  34,476          15,297          66,066
     Office expense-related party                      --              --               500
     Professional fees                               57,331         358,028         474,101
     Professional fees-related party                   --            26,041          34,491
     Provision for doubtful notes receivable           --            25,000          25,000
     Rent                                           125,902          26,130         211,667
     Salaries and contract labor                    671,874         242,495       1,104,526
     Payroll taxes                                   38,157          14,022          70,400
     Taxes, licenses and fees                        22,223          10,792          67,407
     Telephone                                       25,772           8,527          60,087
     Travel and entertainment                       120,554          58,505         269,263
     Vehicle expense                                   --                12          10,022
                                               ------------    ------------    ------------
         Total costs and expenses                 1,231,697       1,472,583       3,994,969
                                               ------------    ------------    ------------
         Loss from operations                      (957,772)     (1,433,731)     (3,678,114)
                                               ------------    ------------    ------------

OTHER INCOME (EXPENSE)
     Interest income                                  7,294             781          15,961
     Interest expense                               (28,746)        (16,358)        (56,879)
     Interest expense-related party                    --              --            (7,250)
     Other                                           (1,332)           (645)        (37,260)
                                               ------------    ------------    ------------
         Total other income (expense)               (22,784)        (16,222)        (85,428)
                                               ------------    ------------    ------------
         Loss before income taxes                  (980,556)     (1,449,953)     (3,763,542)
         Income tax provision                          --              --               (32)
                                               ------------    ------------    ------------
NET LOSS                                       $   (980,556)   $ (1,449,953)   $ (3,763,574)
                                               ============    ============    ============
Loss per common share:
     Loss per common share                            $0.07           $0.13
     Loss per common share
         assuming full dilution                       $0.07           $0.13

Weighed average common shares outstanding        13,353,520      10,962,033

The accompanying notes are an integral part of these financial statements.

                           VIKING CAPITAL GROUP, INC.

                        (A DEVELOPMENT STAGE ENTERPRISE)

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                  Period from November 12, 1986 (inception) to
                               December 31, 1996


                                                                                              Class B            Additional
                                         Preferred Stock           Common Stock              Common Stock          Paid-In
                                        Shares     Amount        Shares      Amount        Shares      Amount      Capital
                                        ------     ------        ------      ------        ------      ------    -----------
Balance at November 12,
    1986 (date of inception)               --   $       --           --   $       --           --   $       --   $       --

Issuance of 1,000,000 shares
    of common stock at $.0075
    per share                              --           --      200,000          200           --           --        7,300

Expenses of stock issuance                 --           --           --           --           --           --         (200)

Net loss                                   --           --           --           --           --           --           --
                                         ----   ----------    ---------   ----------         ----   ----------   ----------
Balance at December 31, 1986               --           --      200,000          200           --           --        7,100

Net loss                                   --           --           --           --           --           --           --
                                         ----   ----------     --------   ----------         ----   ----------   ----------

Balance at December 31, 1987               --           --      200,000          200           --           --        7,100

Issuance of 2,500,000
    shares of common stock
    at $.03 per share                      --           --      500,000          500           --           --       74,500

Expenses of stock issuance                 --           --           --           --           --           --       (6,095)

Net income                                 --           --           --           --           --           --           --
                                         ----   ----------     --------   ----------         ----   ----------   ----------

Balance at December 31, 1988               --           --      700,000          700           --           --       75,505

Issuance of 14,000,000 shares
    of common stock at $.001 for
    coal production                        --           --    2,800,000        2,800           --           --       11,200

                                     Deficit
                                   Accumulated
                                   During the
                                   Development
                                      Stage        Total
                                  ------------    --------

Balance at November 12,
    1986 (date of inception)       $       --    $      --

Issuance of 1,000,000 shares
    of common stock at $.0075
    per share                              --         7,500

Expenses of stock issuance                 --          (200)

Net loss                                 (124)         (124)
                                   ----------       -------
Balance at December 31, 1986             (124)        7,176

Net loss                                 (274)         (274)
                                    ----------       -------

Balance at December 31, 1987             (398)        6,902

Issuance of 2,500,000
    shares of common stock
    at $.03 per share                      --        75,000

Expenses of stock issuance                 --        (6,095)

Net income                                522           522
                                   ----------       -------

Balance at December 31, 1988              124        76,329

Issuance of 14,000,000 shares
    of common stock at $.001 for
    coal production                        --        14,000



The accompanying notes are an integral part of these financial statements.

                           VIKING CAPITAL GROUP, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

     CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) - CONTINUED
                  Period from November 12, 1986 (inception) to
                               December 31, 1996

                                                                                                  Class B           Additional
                                         Preferred Stock        Common Stock                  Common Stock           Paid-In
                                       Shares      Amount      Shares        Amount         Shares      Amount       Capital
                                       ------      ------      ------        ------         ------      ------     -----------
Expenses of stock issuance               --   $       --           --    $       --            --   $       --   $   (5,421)

Net loss                                 --           --           --            --            --           --           --
                                    -------   ----------   ----------    ----------       -------   ----------   ----------

Balance at December 31, 1989             --           --    3,500,000         3,500            --           --       81,284

Rescind issuance of
    common stock for coal
    production contract                  --           --   (2,800,000)       (2,800)           --           --      (11,200)

Issuance of common stock:
    60,000 shares for cash               --           --       60,000            60            --           --       14,940
    265,000 shares for assets            --           --      265,000           265            --           --       39,735
    40,000 shares for services           --           --       40,000            40            --           --          160

Net loss                                 --           --           --            --            --           --           --
                                    -------   ----------   ----------    ----------       -------   ----------   ----------

Balance at December 31, 1990             --           --    1,065,000         1,065            --           --      124,919

Issuance of common stock:
    For cash                             --           --          400            --            --           --          500
    For services                         --           --    5,561,019         5,561            --           --       22,242

Net loss                                 --           --           --            --            --           --           --
                                    -------   ----------   ----------    ----------       -------   ----------   ----------

Balance of December 31, 1991             --           --    6,626,419         6,626            --           --      147,661

Issuance of common stock
    for services                         --           --      210,000           210            --           --           --

Issuance of Preferred stock
    at $1.00                        110,000      110,000           --            --            --           --           --


                                   Deficit
                                 Accumulated
                                  During the
                                 Development
                                    Stage        Total
                                 ------------   ---------
Expenses of stock issuance       $       --    $   (5,421)

Net loss                            (32,780)      (32,780)
                                 ----------    ----------

Balance at December 31, 1989        (32,656)       52,128

Rescind issuance of
    common stock for coal
    production contract                  --       (14,000)

Issuance of common stock:
    60,000 shares for cash               --        15,000
    265,000 shares for assets            --        40,000
    40,000 shares for services           --           200

Net loss                            (42,023)      (42,023)
                                 ----------    ----------

Balance at December 31, 1990        (74,679)       51,305

Issuance of common stock:
    For cash                             --           500
    For services                         --        27,803

Net loss                            (93,047)      (93,047)
                                 ----------    ----------

Balance of December 31, 1991       (167,726)      (13,439)

Issuance of common stock
    for services                         --           210

Issuance of Preferred stock
    at $1.00                             --       110,000


The accompanying notes are an integral part of these financial statements.

                           VIKING CAPITAL GROUP, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

     CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) - CONTINUED
                  Period from November 12, 1986 (inception) to
                               December 31, 1996

                                                                                                 Class B          Additional
                                       Preferred Stock            Common Stock                Common Stock          Paid-In
                                       Shares    Amount         Shares      Amount         Shares      Amount       Capital
                                       ------    ------         ------      ------         ------      ------     -----------
Net loss                                 --    $       --            --   $       --           --   $       --   $       --

Cumulative preferred stock
    dividends                            --            --            --           --           --           --           --
                                    -------    ----------     ---------   ----------         ----   ----------   ----------
Balance at December 31, 1992        110,000       110,000     6,836,419        6,836           --           --      147,661

Issuance of common stock:
    For services                         --            --     2,192,506        2,193           --           --      217,058
    For cash                             --            --       202,500          202           --           --      209,798

To convert notes payable and
    accrued interest payable             --            --        75,706           76           --           --      126,337

Net loss                                 --            --            --           --           --           --           --

Cumulative preferred stock
    dividends                            --            --            --           --           --           --           --
                                    -------    ----------     ---------   ----------         ----   ----------   ----------
Balance at December 31, 1993        110,000       110,000     9,307,131        9,307           --           --      700,854

Issuance of common stock:
    For services                         --            --       463,500          464           --           --       45,887
    For cash                             --            --       210,319          210           --           --      215,640
    To convert preferred stock
       and accrued dividends        (90,000)      (90,000)       57,561           58           --           --      115,063


Net loss                                 --            --            --           --           --           --           --

Cumulative preferred stock
    dividends                            --            --            --           --           --           --           --
                                    -------    ----------     ---------   ----------         ----   ----------   ----------

                                   Deficit
                                 Accumulated
                                  During the
                                 Development
                                    Stage        Total
                                 ------------   ----------

Net loss                         $ (137,754)   $ (137,754)

Cumulative preferred stock
    dividends                        (8,400)       (8,400)
                                 ----------    ----------

Balance at December 31, 1992       (313,880)      (49,383)

Issuance of common stock:
    For services                         --       219,251
    For cash                             --       210,000

To convert notes payable and
    accrued interest payable             --       126,413

Net loss                           (519,112)     (519,112)

Cumulative preferred stock
    dividends                       (13,200)      (13,200)
                                 ----------    ----------

Balance at December 31, 1993       (846,192)      (26,031)

Issuance of common stock:
    For services                         --        46,351
    For cash                             --       215,850
    To convert preferred stock
       and accrued dividends             --        25,121


Net loss                           (508,473)     (508,473)

Cumulative preferred stock
    dividends                        (8,390)       (8,390)
                                 ----------    ----------




The accompanying notes are an integral part of these financial statements

                           VIKING CAPITAL GROUP, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

     CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) - CONTINUED
                  Period from November 12, 1986 (inception) to
                               December 31, 1996



                                                                                                       Class B         Additional
                                         Preferred Stock               Common Stock                  Common Stock       Paid-In
                                         Shares     Amount           Shares       Amount          Shares      Amount    Capital
                                         ------     ------          ------       ------          ------      ------    -----------
Balance at December 31, 1994            20,000    $    20,000     10,038,511   $    10,039            --   $      --   $ 1,077,444

Issuance of common stock:
    For services                            --             --        931,701           932            --          --       639,429
    For cash                                --             --        615,345           615            --          --       504,685

Conversion of preferred stock
    and accrued dividends              (10,000)       (10,000)         5,217             5            --          --        10,429

Conversion of notes payable                 --             --        150,000           150            --          --        74,850

Acquisition of VISI                         --             --        454,545           454            --          --            --

Conversion of notes payable and
    accrued interest                        --             --        157,451           157            --          --       173,033

Issuance of Class B common stock
    .001 par for services                   --             --             --            --       100,000         100            --

Net loss                                    --             --             --            --            --          --            --

Cumulative preferred
    stock dividends                         --             --             --            --            --          --            --
                                   -----------    -----------     ----------   -----------   -----------   ---------   -----------

                                      Deficit
                                     Accumulated
                                     During the
                                     Development
                                       Stage               Total
                                   ---------------       ----------
Balance at December 31, 1994       $(1,363,055)          $  (255,572)

Issuance of common stock:
    For services                            --               640,361
    For cash                                --               505,300

Conversion of preferred stock
    and accrued dividends                   --                   434

Conversion of notes payable                 --                75,000

Acquisition of VISI                         --                   454

Conversion of notes payable and
    accrued interest                        --               173,190

Issuance of Class B common stock
    .001 par for services                   --                   100

Net loss                            (1,449,953)           (1,449,953)

Cumulative preferred
    stock dividends                     (1,200)               (1,200)
                                   -----------           -----------



The accompanying notes are an integral part of these financial statements.

                           VIKING CAPITAL GROUP, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

     CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) - CONTINUED
                  Period from November 12, 1986 (inception) to
                               December 31, 1996



                                                                                                                Class B
                                        Preferred Stock                     Common Stock                      Common Stock
                                     Shares         Amount            Shares           Amount             Shares        Amount
                                     ------         ------            ------           ------             ------        ------
Balance at December 31, 1995          10,000    $      10,000       12,352,770    $      12,352          100,000   $         100

Issuance of common stock:
    For services                          --               --          659,500              660               --              --
    For cash                              --               --          833,300              833               --              --

Retirement of:
    Preferred stock                  (10,000)         (10,000)              --               --               --              --
    Common stock                          --               --           (2,500)              (3)              --              --

Conversion of  notes payable
    and accrued interest                  --               --          128,650              129               --              --

Treasury stock acquired                   --               --               --               --               --              --

Net loss                                  --               --               --               --               --              --
                                 -----------    -------------       ----------   --------------         --------  --------------

Balance at December 31, 1996              --    $          --       13,971,720    $      13,971          100,000   $         100
                                 ===========    =============       ==========    =============          =======   =============


                                                 Deficit
                                                Accumulated
                               Additional       During the
                                Paid-In         Development        Treasury
                                 Capital           Stage             Stock                  Total
                               -------------   -------------      ------------             ---------
Balance at December 31, 1995   $   2,479,870    $ (2,814,208)     $         --             $ (311,886)


Issuance of common stock:
    For services                      65,290              --                --                 65,950
    For cash                         690,810              --                --                691,643

Retirement of:
    Preferred stock                   (1,319)             --                --                (11,319)
    Common stock                      (5,597)             --                --                 (5,600)

Conversion of  notes payable
    and accrued interest              65,521              --                --                 65,650

Treasury stock acquired                   --              --            (6,406)                (6,406)

Net loss                                  --         (980,556)              --               (980,556)
                               -------------    -------------     ------------            -----------
Balance at December 31, 1996   $   3,294,575    $  (3,794,764)          (6,406)           $  (492,524)
                               =============    =============     ============            ===========




The accompanying notes are an integral part of these financial statements.

                           VIKING CAPITAL GROUP, INC.

                        (A DEVELOPMENT STAGE ENTERPRISE)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     Years Ended December 31, 1996 and 1995
       and Period from November 12, 1986 (inception) to December 31, 1996

                                                                                         Period from
                                                                   Years Ended           November 12,
                                                                   December 31,            1986 to
                                                               1996           1995    December 31, 1996
                                                          -----------    -----------  -----------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                             $  (980,556)   $(1,449,953)   $(3,763,574)
     Non cash charges included in operations
         Depreciation and amortization                          1,350          1,865         13,835
         Common stock issued for services                      55,950        476,458        641,221
         Common stock issued for
              services-related party                           10,000        163,906        358,908
         Common stock issued for services and
              accrued expenses                                     --            434         30,434
         Common stock issued for interest payable               3,000         10,690         20,102
         Class B common stock issued for services                  --            100            100
         Note payable issued for services-related party            --             --          3,200
         Provision for doubtful notes receivable               27,754         25,000         52,754
         Loss on assets                                            --             --         15,000
         Advances to stockholder expensed to consulting            --             --         57,706
     Changes in assets and liabilities
         (Increase) in accounts receivable                    (99,703)            --        (99,703)
         Decrease in prepaid expense                           14,500        (14,500)            --
         (Increase) in interest receivable                     (5,043)        (1,313)        (6,623)
         Decrease in interest receivable-related party           (109)           830           (588)
         Other                                                    454            131            585
         (Increase) in deposits                               (31,667)          (100)       (31,767)
         Increase (decrease) in accounts payable              (20,951)        29,772         48,595
         Increase in accounts payable-related party             6,700          6,901         28,601
         Increase (decrease) in accrued expenses               (6,687)        15,522         12,647
         Increase in accrued
              expenses-related party                            2,441            (30)         2,441
         Increase in accrued payroll and payroll taxes        153,577         56,725        302,552
                                                          -----------    -----------    -----------
Net Cash Used For Operating Activities                       (868,990)      (677,562)    (2,313,574)
                                                          -----------    -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
     Organization costs                                            --             --            (50)
     Purchase of office furniture and equipment                (2,105)        (3,468)       (21,414)
     Loans made                                               (76,142)            --        (76,142)
     Loans made to shareholder                                     --        (12,000)       (17,000)
     Loans made to related parties                             (1,000)       (28,160)       (95,366)
     Long-term loan                                                --        (15,000)       (15,000)
     Loan repayments                                            5,000             --          5,000
     Loan repayments-related parties                               --          7,529         10,500
     Deposit on coal production contract                           --             --        (15,000)
                                                          -----------    -----------    -----------
Net Cash Used For Investing Activities                        (74,247)       (51,099)      (224,472)
                                                          -----------    -----------    -----------



The accompanying notes are an integral part of these financial statements.

                           VIKING CAPITAL GROUP, INC.

                        (A DEVELOPMENT STAGE ENTERPRISE)

               CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
                     Years Ended December 31, 1996 and 1995
       and Period from November 12, 1986 (inception) to December 31, 1996

                                                                                     Period from
                                                            Years Ended              November 12,
                                                            December 31,                1986 to
                                                        1996           1995       December 31, 1996
                                                    -----------    ------------   -----------------
CASH FLOWS FROM FINANCING ACTIVITIES
     Stock sale expenses                            $        --    $        --    $   (11,716)
     Proceeds from notes payable                        334,580        408,709        989,159
     Proceeds from notes payable-related parties        105,560          1,700        229,827
     Repayments of notes payable                       (189,330)       (71,210)      (261,202)
     Repayments of notes payable-related parties        (55,000)       (52,249)      (121,742)
     Proceeds from preferred stock sale                      --             --         20,000
     Retirement of preferred stock                      (11,319)            --        (11,319)
     Dividends converted to preferred stock                  --           (434)          (434)
     Proceeds from sale of common stock                 691,643        505,300      1,720,793
     Preferred dividends paid                                --         (1,200)        (5,400)
                                                    -----------    -----------    -----------
Net Cash Provided  From Financing Activities            876,134        790,616      2,547,966
                                                    -----------    -----------    -----------

Increase (decrease) In Cash                             (67,103)        61,955          9,920

Cash At Beginning Of Period                              77,023         15,068             --
                                                    -----------    -----------    -----------

CASH AT END OF PERIOD                               $     9,920    $    77,023    $     9,920
                                                    ===========    ===========    ===========

SUPPLEMENTAL DISCLOSURES
Cash Flow Information:
     Interest paid                                  $    22,679    $       705    $    26,247
     Interest paid-related party                    $     4,070    $     1,800    $     8,395
     Income taxes paid                                       --             --    $        32
Non-Cash Investing Activities:
     Common stock issued for:
         Acquisition of VISI                                 --    $       434    $       434
         Oil lease                                           --             --    $    40,000
Non-Cash Financing Activities:
     Preferred stock issued for:
         Note payable-related party                          --             --    $    60,000
         Accrued interest-related party                      --             --    $     4,500
         Accrued expenses-related party                      --             --    $    25,500
     Common stock issued for:
         Services                                   $    55,950    $   466,458    $   503,008
         Services-related party                     $    10,000    $   163,906    $   358,908
         Repayment of notes payable-related party   $    10,000    $    75,000    $    85,000
         Repayment of notes payable                 $    62,650    $   162,500    $   225,150
         Payment of interest                        $     3,000    $    10,690    $    20,103
         Payment of accounts payable-                        --             --    $    15,000
         Conversion of preferred stock                       --    $    10,000    $   100,000
         Payment of preferred stock dividend                 --    $       434    $    25,556



The accompanying notes are an integral part of these financial statements.

                           VIKING CAPITAL GROUP, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                    CONSOLIDATED STATEMENTS OF CASH FLOWS -
                    CONTINUED Years Ended December 31, 1996
                                    and 1995
       and Period from November 12, 1986 (inception) to December 31, 1996

                                                                        Period from
                                                       Years Ended      November 12,
                                                       December 31,        1986 to
                                                       1996    1995   December 31, 1996
                                                     -------   ----   -----------------

Note payable issued for services-related party            --     --        $ 3,200
Assignment of oil lease in payment of note payable        --     --        $40,000
Common stock acquired for conversion of
    note receivable                                  $ 6,406     --        $ 6,406
Common stock canceled for conversion of
    note receivable                                  $ 5,600     --        $ 5,600

Additions to equipment under capital leases          $97,253     --        $97,253









The accompanying notes are an integral part of these financial statements.

                           VIKING CAPITAL GROUP, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1996 and 1995


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BACKGROUND

Viking Capital Group, Inc. ("Company") is currently in the development stage as it has generated no significant revenue. The Company is currently working to secure capital necessary to execute its business plan to provide insurance administrative services, corporate relations services and to purchase insurance managed assets via the acquisition of insurance company books of business and entire insurance companies.

History

Viking Capital Group, Inc. was incorporated November 12, 1986, as a Utah business corporation under the name of Silver Harvest, Inc. to transact any business authorized under the general corporation law of Utah. On November 23, 1989, the Company amended its Articles of Incorporation to change its name to The Institute For Financial Fitness, Inc. and on February 21, 1990 the Company amended its Articles of Incorporation to change its name to Viking Capital Group, Inc. with all the same provisions of the original articles to remain in full force. During June, 1994, the Company formed a wholly-owned subsidiary, Viking Financial Services, Inc., a Texas corporation, to provide corporate relations services. During 1995, the Company issued 454,545 common shares in exchange for 100 percent of the common stock of Viking Insurance Services, Inc. ("VISI") to provide insurance related services. During 1996, the Company incorporated two additional wholly owned subsidiaries, Viking Systems, Inc. and Viking Administrators, Inc. None of these companies have provided any significant level of services to date. The Company has generated no significant revenues through 1996. (During the fourth quarter 1996, the Company generated $224,295 in revenues.)

Consolidation

The accompanying consolidated financial statements include the assets, liabilities and operating activities of the Company's wholly-owned subsidiaries. All material intercompany transactions are eliminated in consolidation.

Office Furniture and Equipment

Office furniture and equipment are stated at cost. Equipment under capital leases are stated at the present value of minimum lease payments at the inception of the lease. The Company provides for depreciation of its office furniture and equipment using the straight line method over the estimated useful life of the depreciable assets ranging from five to seven years. Equipment held under capital leases are amortized straight line over the shorter of the lease term or the estimated useful life of the asset ranging from three to five years. Amortization of assets held under capital leases is included with depreciation expense. Maintenance and repairs are expensed as incurred. Replacements and betterments are capitalized.

At December 31, 1996, the gross amount and accumulated amortization for assets held under capital leases amounted to $97,253 and $0, respectively.

Income Taxes

The Company utilizes the asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed annually for differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

                           VIKING CAPITAL GROUP, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
                           December 31, 1996 and 1995


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BACKGROUND - Continued

Loss per Common Share

Loss per common share was calculated by dividing the Company's net loss plus preferred dividends paid and accrued during the year (where applicable) by the weighted average common shares outstanding. Common stock equivalents were excluded from the calculation as such inclusion would have had an anti-dilutive effect.

Software Development

During 1996, the Company was engaged in developing certain software capabilities relating to potential products and services. All costs incurred to date have been expensed.

Revenue Recognition and Government Contract

During 1996, the Company earned approximately $198,000 under a fixed price Federal contract for the analysis and video proof of concept demonstration. Contract revenue has been recorded as earned based on contract completion. At December 31, 1996, the accounts receivable balance of $99,703 represents unpaid billings relating to this contract, which were collected subsequent to December 31, 1996.

Use of Estimates and Assumptions

Management uses estimates and assumptions in preparing its financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses. Actual results could vary from the estimates that were used.


NOTE B - GOING CONCERN

The financial statements have been prepared on the assumption that the Company will continue as a going concern. The financial statements do not include any adjustments to reflect the possible effects on the recoverability and classification of assets or classification of liabilities which may result from the inability of the Company to continue as a going concern. The Company sustained a net operating loss of approximately $980,556 during the year ended December 31, 1996 and has accumulated losses of $3,794,764 since its inception, November 12, 1986. Cash used by operating activities for the same periods aggregated $868,990 and $2,313,574, respectively. Current liabilities at December 31, 1996 of $733,960 exceed current assets of $182,696. Total liabilities at December 31, 1996 of $810,525 exceed total assets of $318,001. The Company's continued existence depends upon the success of management's efforts to raise additional capital necessary to meet the Company's obligations as they come due and to obtain sufficient capital to execute its business plan. There can be no degree of assurance given that the Company will be successful in completing additional financing transactions.

The financial statements do not include any adjustments to reflect the possible effects on the recoverability and classification of assets or liabilities which may result from the inability of the Company to continue as a going concern.

                           VIKING CAPITAL GROUP, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
                           December 31, 1996 and 1995


NOTE C -  NOTES PAYABLE

The Company entered into various notes during 1996 all of which mature during 1997, totaling $440,140. The notes bear interest between 12% and 15% and are secured by the assets of the Company. Interest payments are due semi-annually. Included in the $440,140 is $25,000 borrowed from the President of the Company and $80,560 from other related parties. The Company borrowed $72,650 during 1995 which was converted into 125,650 common shares during 1996 and $75,000 during 1995 which was converted into 150,000 common shares during 1995.

During 1996 and 1995, notes payable totaling $62,650 and $162,500, respectively and related accrued interest of $3,000 and $10,690 were converted to 56,000 and 157,451 common shares, respectively. As of December 31, 1996, the Company had $51,000 of convertible notes outstanding that had the option to convert to 170,000 common restricted shares; $106,720 convertible notes outstanding that had the option to convert to 213,440 common restricted shares; $15,560 convertible notes outstanding that had the option to convert to 20,747 common restricted shares; $85,000 convertible notes outstanding that had the option to convert to 85,000 common restricted shares. All of these notes, if converted, carry an additional option to purchase the same number of common shares which the holder was originally entitled to convert to, such shares to be purchased at the same share price used in the conversion. All of these notes are due in 1997 and all options, if the notes are converted, are for a period of one year.

A note holder with a note balance of $11,500 may convert the outstanding balance of the note to the Company's common stock at a conversion price of $3.00 per common share on or before July 1, 1997. If the note holder converts his note to common stock, he will receive one (1) A Warrant (which is for one common share) and one (1) B Warrant (which is for one common share) for each dollar of the note converted. The A Warrants may be exercised at $3.00 per share and the B Warrants may be exercised at $5.00 per share. The Warrants may only be exercised once the Company's common stock has achieved an average closing bid price of $4.00 per share and $6.00 per share over five consecutive business days, respectively. Once the Company's common stock has reached the required trading price, the warrants must be exercised within ninety (90) days.


NOTE D - INCOME TAXES

The Company has operating loss carryforwards totaling $3,529,695, subject to limitations under Section 382 of the Internal Revenue Code, that are available to offset its future income tax liability. The net operating loss carryforwards expire as follows:

                   Year 2004                                    $     32,780
                   Year 2005                                          42,043
                   Year 2006                                          93,047
                   Year 2007                                         137,754
                   Year 2008                                         297,236
                   Year 2009                                         503,473
                   Year 2010                                       1,442,806
                        Year 2011                                    980,556
                                                                  ----------
                                                                  $3,529,695
                                                                  ==========

                           VIKING CAPITAL GROUP, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
                           December 31, 1996 and 1995


NOTE D - INCOME TAXES - Continued

As further described in Note B, realization of the benefit of these net operating loss carryforwards appears uncertain, accordingly, a valuation allowance of $1,200,000 has been recorded in 1996 against the deferred tax asset resulting from the net operating loss carryforward. The valuation allowance increased by $333,000 during the year ended December 31, 1996.

There are no other significant temporary differences for financial and income tax reporting purposes at December 31, 1996 or 1995.


NOTE E - LEASE COMMITMENTS

During 1996, the Company entered into operating lease agreements for office space and computer equipment. The office lease expires in 2001. The Company leases computer equipment under capital leases and long-term non-cancelable operating leases. Total rental expense was $129,527 in 1996, net of $30,000 of rental income receivable under a sub-lease of part of the office space. Future minimum lease payments under non-cancelable operating leases and capital leases at December 31, 1996 are as follows:

                                                                  Operating         Capital
                                                                   Leases           Leases
                                                                 -----------       ---------
                   1997                                          $   267,504       $  34,032
                   1998                                              267,504          34,032
                   1999                                              265,280          34,032
                   2000                                              258,216          14,760
              2001 and thereafter                                    129,108          14,760
                                                                  ----------        --------
                   Total                                           1,187,612         131,616
              Less lease income from sub-lease                       (40,800)
                                                                  ----------
                                                                  $1,146,812
                                                                  ==========

              Less amount representing interest                                       (34,363)
                                                                                      -------
              Present value of net minimum lease payments
                   including current maturities of $20,688                          $  97,253
                                                                                     --------





NOTE F - COMMON STOCK

In 1995, the Company amended its Articles of Incorporation to authorize the issuance of 100,000 shares of Class B Common Stock with a par value of $.001. All 100,000 shares were issued in 1995 to the President of the Company for services provided. The Class B shares shall only hold the right to elect a simple majority of the Company's Board of Directors, effectively functioning as an "anti-takeover" provision against any unwelcome acquisition or merger attempts for or with the Company.


NOTE G - PREFERRED STOCK

The Company amended its Articles of Incorporation on October 17, 1991 to authorize the issuance of twenty million (20,000,000) shares of preferred stock with a par value of one dollar ($1.00). A second amendment in 1995 increased the authorized shares to 50,000,000. The Board of Directors has the discretion to attach any dividend rate and/or conversion privilege at the time of issuance.

                           VIKING CAPITAL GROUP, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
                           December 31, 1996 and 1995


NOTE G - PREFERRED STOCK - Continued

The Company issued one hundred ten thousand (110,000) shares in 1992 with a cumulative twelve percent (12%) annual dividend rate and the holder had a conversion privilege of one (1) common share per two (2) preferred shares of stock. The Company had the right to redeem the preferred stock at 115% of the par value. During November, 1994, a Director of the Company, who held 90,000 of the above referenced preferred shares elected to convert the preferred stock and accrued dividends to 57,561 shares of common stock at the conversion price of $2.00 per common share. During 1995, an additional 10,000 of the above referenced preferred shares and accrued dividends were converted to 5,217 shares of common stock at the conversion price of $2.00 per common share. During 1996, the remaining 10,000 shares were redeemed for cash.

Effective October 14, 1996, the Board of Directors authorized the issuance of 2,500,000 shares of new Series A preferred stock, with a par value of $10 per share. These shares are non-voting cumulative, callable preferred stock convertible to common stock eighteen months after issuance at a rate equal to one half the market value of the common stock. The new preferred stock will carry a coupon rate of 10%. As of December 31, 1996, no Series A preferred stock had been issued.


NOTE H - STOCK OPTIONS

Effective July, 1996, the Board of Directors approved a qualified employee stock option plan for the Company (the "Plan"). Under the Plan, the Company may grant options for up to five million shares of common stock. The exercise price of each option may not be less than the fair market value of common stock at the date of grant, without approval of the Board of Directors. Options are exercisable according to the term set out in the option agreement, not to exceed ten years. At December 31, 1996, there were a total of 1,982,685 options outstanding under the Plan. In addition, the Company has issued stock options outside of the Plan to employees, directors and others as compensation for services provided to the Company as well as options which are non-compensatory in nature. At December 31, 1996 and 1995 there was a total of 9,719,252 and 6,632,722 options (including compensatory and non-compensatory) outstanding, respectively.

A summary of changes in the Company's compensatory options follows:

                                                     Employee Stock Plan       Other Compensatory         Combined Total
                                                     -------------------      ----------------------     --------------
                                                               Weighted                     Weighted
                                                                Average                      Average
                                                               Exercise                     Exercise
                                                   Options       Price          Options      Price             Options
                                                  ---------      -----        ----------      -----           ---------
Outstanding at 12/31/94                                   -                   3,405,000        $1.02          3,405,000
                                                                              ---------                       ---------

Granted                                                   -                   2,176,346        $1.03          2,176,346
Exercised                                                 -                           -            -                  -
Forfeited                                                 -                    (555,000)       $1.00           (555,000)
                                                  ---------                  ----------                      ----------
Outstanding at 12/31/95                                   -                   5,026,346        $1.03          5,026,346

Granted                                           1,982,685       $1.00       1,623,746        $1.00          3,606,431
Exercised                                                 -                           -            -                  -
Forfeited                                                 -                    (855,145)       $1.00           (855,145)
                                                  ---------                  ----------                      ----------
Outstanding at 12/31/96                           1,982,685                   5,794,947                       7,777,632
                                                  =========                  ==========                      ==========


The fair value of options issued during 1996 and 1995 was $2,895,793 and $1,304,796, respectively.

                           VIKING CAPITAL GROUP, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
                           December 31, 1996 and 1995


NOTE H - STOCK OPTIONS - Continued

The following table summarizes information about options outstanding at December 31, 1996 under the Employee Stock Plan:

                                        Options Outstanding                                      Options Exercisable
                                        -------------------                                      -------------------
                                           Weighted Avg.
   Range of             Number               Remaining           Weighted Avg.             Number            Weighted Avg.
Exercise Prices       Outstanding        Contractual Life       Exercise Price           Exercisable       Exercisable Price
---------------       -----------        ----------------       --------------           -----------       -----------------

     $1.00              1,982,685               4.55                $1.00                   467,743                $1.00


The following table summarizes information about other compensatory stock options outstanding at December 31, 1996:

                                        Options Outstanding                                      Options Exercisable
                                        -------------------                                      -------------------
                                           Weighted Avg.
   Range of             Number               Remaining           Weighted Avg.             Number            Weighted Avg.
Exercise Prices       Outstanding        Contractual Life       Exercise Price           Exercisable       Exercisable Price
---------------       -----------        ----------------       --------------           -----------       -----------------
$1.00-$1.10           5,794,947                  2.44                $1.05               3,274,121                $1.00


A summary of changes in the Company's non-compensatory options follows:

                           Non-Compensatory           Weighted Average
                               Options                  Exercise Price
                           ----------------           ----------------

Outstanding at 12/31/94      550,145                       $1.03
                           ---------
Granted                    1,356,376                       $2.66
Exercised                         --
Forfeited                   (300,145)                      $1.00
                           ---------
Outstanding at 12/31/95    1,606,376                       $2.40

Granted                      670,680                       $0.95
Exercised                         --
Forfeited                   (335,436)                      $1.00
                          ----------
Outstanding at 12/31/96    1,941,620                       $2.15
                          ==========


The Company applies APB Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB25"), in accounting for its compensatory options. The options granted in 1996 and 1995 have exercise prices which approximate fair value and accordingly, no compensation cost has been recognized for its compensatory stock options in the consolidated financial statements. Had compensation cost for the Company's stock options been determined consistent with FASB statement No. 123, "Accounting for Stock Based Compensation", the Company's net loss and net loss per share would have been increased to the pro forma amounts indicated below:

                           VIKING CAPITAL GROUP, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
                           December 31, 1996 and 1995


NOTE H - STOCK OPTIONS - Continued

                                            Years ended December 31,
                                            ---------------------------
                                              1996               1995
                                            -------             -------

Net Loss                   As reported     $   980,556       1,449,953
                           Pro forma        $3,876,349       2,754,749

Loss per share             As reported           $0.07            0.13
                           Pro forma             $0.29            0.25

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants in both 1996 and 1995; dividend yield of 0%, expected volatility of 334%, risk free interest rates ranging from 5.8% to 6.7% over a 1-5 year period, and an expected life of 1-5 years.

The model is based on historical stock prices and volatility which due to the low volume of transactions may not be representative of future price variations. The assumptions have also used information relating to free-trading shares, when in fact the options granted are for restricted shares.


NOTE I - RELATED PARTY TRANSACTIONS

During the years ended December 31, 1996 and 1995, the Company issued an aggregate of 659,500 and 931,701 common shares in exchange for services, respectively. Of these shares, 100,000 and 341,701 shares were issued to officers and directors as a group during 1996 and 1995, respectively. During 1995, the Company issued 500 shares to the Viking Capital Group Inc.'s President's son. Such transactions have been recorded at a value of ten cents $.10 to $1.00 per share which was estimated as the fair market value of the services rendered to the Company in exchange for the shares.

Total consulting fees paid to related parties in the form of cash or stock during 1996 and 1995 aggregated $10,000 and $262,847, respectively. Professional fees paid to related parties in the form of cash or stock during 1995 aggregated $26,041.

As further described in Note C, the Company entered into short term note agreements with the President of the Company and other related parties.


NOTE J - CONCENTRATIONS OF CREDIT RISK

The Company's notes receivables are subject to potential credit risk. Some notes receivable are collateralized against shares held in the Company; all other notes receivable are uncollateralized. The Company has provided an allowance for doubtful receivables which reflects its estimates of uncollectible amounts. The maximum exposure assuming non performance by the debtors is the amount shown on the balance sheet at the date of non-performance.


NOTE K - EMPLOYEE BENEFIT PLAN

On April 18, 1995, the Company registered an Employee Benefit Plan ("Plan") under regulation S-8 that reserved 1,000,000 shares of common stock for issuance under the Plan. These shares can be issued by approval of a three person Employee Benefit Committee. During 1996, the Company registered an additional 1,000,000 common shares through a Form S-8. During years ended December 31, 1996 and 1995, 619,500 and 450,000 shares had been issued under the terms of the Plan.

                           VIKING CAPITAL GROUP, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
                           December 31, 1996 and 1995


NOTE L - FAIR VALUE OF FINANCIAL INSTRUMENTS

Statement of Financial Accounting Standards No. 107, "Disclosure About Fair Value of Financial Instruments", requires disclosure about the fair value of all financial assets and liabilities for which it is practicable to estimate. Cash, accounts receivable, notes receivable, accounts payable, notes payable and other liabilities are carried at amounts that reasonably approximate their fair values.


NOTE M - SIGNIFICANT FOURTH QUARTER ADJUSTMENTS (UNAUDITED)

A significant fourth quarter adjustment amounting to $173,000 (net of income taxes of $0) was recorded in the 1996 consolidated financial statements. The adjustment corrects previously recorded compensation expense in connection with the issuance of common shares. The Company intends to re-file the applicable quarterly financial statements.


NOTE N - SUBSEQUENT EVENTS

For the period from December 31, 1996 through the date of this report, the Company issued 275,691 shares at $0.50 as part of a conversion of notes payable. The Company also issued 133,358 options to acquire common shares, at $0.50 per share. All the options expire within one year from the date of grant.


                                 EXHIBIT INDEX
                                 -------------

EXHIBIT
 NUMBER                  DESCRIPTION
 ------                  -----------

21.1                     List of Subsidiaries
27.1                     Financial Data Schedule