Form 10QSB
period 1997-03-31
VIKING CAPITAL GROUP INC
filed 1997-05-15
CIK 886093

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                  FORM 10-QSB

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                      For the period ended March 31, 1997

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934


              For the transition period from         to       .
                                              ------    ------


                          Commission File No. 0-22744


                           VIKING CAPITAL GROUP, INC.
       -----------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)


               Utah                                      87-0442090
-----------------------------------------       ------------------------------
   (State or other jurisdiction of                     (IRS Employer
    incorporation or organization)                    Identification No.)

        Two Lincoln Centre, Suite 300, 5420 LBJ FWY, Dallas, Texas 75240
        ----------------------------------------------------------------
                    (Address of principal executive offices)

                                 (214) 386-9996
                          ---------------------------
                          (Issuer's telephone number)

        ----------------------------------------------------------------
                (Former name, former address and former fiscal
                      year, if changed since last report)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes  X     No
                                    ---       ---

As of March 31, 1997, 14,093,411 shares of Common Stock of the issuer were outstanding.

                           VIKING CAPITAL GROUP, INC.



                                     INDEX


                                                                          Page
                                                                         Number
                                                                         ------

PART I - FINANCIAL INFORMATION

      Item 1. Financial Statements

         Consolidated Statements of Operations - For the three
         months ended March 31, 1997 and 1996                              3

         Consolidated Balance Sheets - March 31, 1997 and 1996             4

         Consolidated Statement of Stockholders' Equity (Deficit)          5

         Consolidated Statements of Cash Flows - For the three
         months ended March 31, 1997 and 1996                              6

         Notes to Consolidated Condensed Financial Statements              8


      Item 2. Management's Discussion and Analysis or Plan of Operation.   9


PART II - OTHER INFORMATION

      Item 5. Other Information                                           10

SIGNATURES                                                                11

                           VIKING CAPITAL GROUP, INC.
                        (A Development Stage Enterprise)

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                   Three Months Ended March 31, 1997 and 1996
        and Period from November 12, 1986 (inception) to March 31, 1997


                                                                             Period from
                                                       Three Months Ended    November 12,
                                                           March 31,           1986 to
                                                        1997         1996    March 31, 1997
                                                   ----------------------------------------
Revenue                                            $        0    $      -0-   $   316,855

Cost and expenses:
    Depreciation and amortization                       7,130           300        20,965
    General and administrative expenses               284,827       262,648     4,265,961
                                                   ----------    ----------   -----------
       Total cost and expenses                        291,957       262,948     4,286,926
                                                   ----------    ----------   -----------
Loss from operations                                 (291,957)     (262,948)   (3,970,071)

Other income/expenses:
    Oil property expenses and minimal lease loss          -0-           -0-            (0)
    Gain on sale of assets                                -0-           -0-             0
    Interest income                                     2,600         1,370        18,561
    Interest and penalty expense                      (17,380)       (6,545)      (81,509)
    Other                                                 -0-           -0-       (37,260)
                                                   ----------    ----------   -----------
       Total other income/expenses                    (14,780)       (5,175)     (100,208)
                                                   ----------    ----------   -----------

Loss before income taxes                             (306,737)     (268,123)   (4,070,279)

Income tax provision                                      -0-           -0-           (32)
                                                   ----------    ----------   -----------

Net loss                                           $ (306,737)   $ (268,123)  $(4,070,311)
                                                   ==========    ==========   ===========

Loss per common share:
    Primary                                        $     (.22)   $     (.20)
    Assuming full dilution                         $     (.22)   $     (.20)

Dividends per share of preferred stock             $      .00    $      .03

                           VIKING CAPITAL GROUP, INC.
                        (A Development Stage Enterprise)

                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

                                                                               March 31,
                                                                         1997            1996
                                                                     ----------------------------
                                    ASSETS
Current Assets:
    Cash                                                             $      5,988    $    209,797
    Note receivable and accrued interest                                   76,173          27,339
    Prepaid expenses                                                            0          93,993
                                                                     ------------    ------------
        Total Current Assets                                               82,161         331,129

Office furniture and equipment, net                                       106,786           5,230

Other Assets:
    Other assets                                                           31,767          15,899
                                                                     ------------    ------------
        Total Other Assets                                                 31,767          15,899
                                                                     ------------    ------------

Total Assets                                                         $    220,714    $    352,258
                                                                     ============    ============

                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
    Accounts payable and accrued expenses                            $     54,505    $     22,401
    Accrued payroll and payroll taxes                                     297,314         143,376
    Dividends payable                                                           0             300
    Note payable and accrued interest                                     543,230         207,947
                                                                     ------------    ------------
         Total Current Liabilities                                        919,219         374,024

Long-term debt:
    LT portion of capital lease                                            76,266               0
    Notes payable                                                             -0-               0
                                                                     ------------    ------------
         Total Liabilities                                                995,485         374,024

Stockholders' Equity (Deficit):
    Common stock $0.001 par value; 150,000,000 shares authorized;
         14,093,411 and 13,132,470 issued and outstanding as of
         March 31, 1997 and 1996, respectively                             14,091          13,132
    Common stock Class B $0.001 par value; 100,000 shares
         authorized and outstanding as of March 31, 1997                      100             100
    Preferred stock $1.00 Par Value; 50,000,000 shares authorized;
         zero and 10,000 shares issued and outstanding at
         March 31, 1997 and 1996 respectively                                 -0-          10,000
    Paid in capital                                                     3,318,945       3,037,633
    Deficits accumulated in the development stage                      (4,101,501)     (3,082,631)
    Less Treasury Stock                                                    (6,406)            -0-
                                                                     ------------    ------------
         Total Stockholders' Deficit                                     (774,771)        (21,766)
                                                                     ------------    ------------

Total Liabilities and Stockholders' Equity (Deficit)                 $    220,714    $    352,258
                                                                     ============    ============

                           VIKING CAPITAL GROUP, INC.
                        (A Development Stage Enterprise)

            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                                  (Unaudited)
                       Three Months Ended March 31, 1997

                                                                                          Deficit
                                                                                         Accumulated
                                   Class B                                 Additional    During the
                                   Common         Common      Preferred      Paid-in     Development     Treasury
DOLLAR AMOUNTS                      Stock         Stock         Stock        Capital        Stage         Stock          Total
--------------                   -----------   -----------   -----------   -----------   -----------   ------------   -----------
Balance, December 31, 1996       $       100   $    13,971   $       -0-   $ 3,294,575   $(3,794,764)   $   (6,406)   $  (492,524)

Issuance of common stock:
  For services                           -0-           -0-           -0-           -0-           -0-           -0-            -0-
  For cash                               -0-            25           -0-         7,475           -0-           -0-          7,500
  For loan incentive                     -0-            58           -0-         5,725           -0-           -0-          5,783
  For loan & interest conversion         -0-            37           -0-        11,170           -0-           -0-         11,207

Net loss                                 -0-           -0-           -0-           -0-      (306,737)          -0-       (306,737)
                                 -----------   -----------   -----------   -----------   -----------    ----------    -----------

Balance, March 31, 1997          $       100   $    14,091   $       -0-   $ 3,318,945   $(4,101,501)       (6,406)   $  (774,771)
                                 ===========   ===========   ===========   ===========   ===========    ==========    ===========


                                                   Shares Issued
                                     ------------------------------------------
                                        Class B
                                        Common        Common        Preferred
SHARE AMOUNTS                            Stock         Stock          Stock
-------------                        ------------   ------------   ------------
Balance, December 31, 1996                100,000     13,971,720            -0-

Issuance of common stock:
    For services                              -0-            -0-            -0-
    For cash                                  -0-         25,000            -0-
    For loan incentive                        -0-         57,833            -0-
    For note & interest conversion            -0-         37,358            -0-
                                     ------------   ------------   ------------

Balance, March 31, 1997                   100,000     14,091,911            -0-
                                     ============   ============   ============

                           VIKING CAPITAL GROUP, INC.
                        (A Development Stage Enterprise)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                   Three Months Ended March 31, 1997 and 1996
        and Period from November 12, 1986 (inception) to March 31, 1997

                                                                                            Period from
                                                                  Three Months Ended        November 12,
                                                                       March 31,              1986 to
                                                                   1997           1996     March 31, 1997
                                                                 ------------------------------------------------
Cash Flows From Operating Activities:
    Net loss                                                   $   (306,737)  $  (268,123)   $(4,070,311)
    Noncash charges included in operations
       Depreciation and amortization                                  7,130           300         20,965
       Common stock issued for services                                 -0-       123,100      1,000,129
       Class B common stock issued for services                         -0-           -0-            100
       Note payable issued for services                                 -0-           -0-          3,200
       Common stock issued for services and accrued expenses            -0-           -0-         30,434
       Provision for doubtful notes receivable                          -0-           -0-         52,754
       Common stock issued for interest payable                       1,207           -0-         21,309
       Loss on assets                                                   -0-           -0-         15,000
    Changes in assets and liabilities
       Accounts receivable                                           99,703           -0-            -0-
       Prepaid expenses                                                 -0-       (12,250)           -0-
       Note receivable and accrued interest                          (3,100)       (7,465)       (10,311)
       Other                                                            -0-           -0-        (31,182)
       Accounts payable and accrued expenses                            193       (12,799)        92,477
       Accrued payroll and payroll taxes                            (13,728)       (7,389)       288,824
       Advances to stockholder expensed to consulting                   -0-           -0-         57,706
                                                               ------------   -----------    -----------
            Net Cash Used for Operating Activities                 (215,332)     (184,626)    (2,528,906)
Cash Flows From Investing Activities:
    Capital expenditures                                                -0-           -0-        (21,464)
    Loans made to shareholder                                           -0-           -0-        (17,000)
    Loans made                                                          -0-           -0-        (91,142)
    Loans made to related parties                                       -0-           -0-        (95,366)
    Loan repayments                                                     -0-           -0-         15,500
    Other                                                               -0-           -0-        (15,000)
                                                               ------------   -----------    -----------
           Net Cash Used for Investing Activities                       -0-           -0-       (224,472)

Cash Flows From Financing Activities:
    Stock sale expenses                                                 -0-           -0-        (11,716)
    Proceeds from sale of common stock                                7,500       320,200      1,728,293
    Proceeds from notes payable                                     318,400             0      1,537,386
    Repayment of notes payable                                     (114,500)       (2,500)      (497,444)
    Proceeds from preferred stock sale                                  -0-           -0-         20,000
    Other                                                               -0-           -0-        (11,753)
    Preferred dividends paid                                            -0-          (300)        (5,400)
                                                               ------------   -----------    -----------
           Net Cash Provided by Financing Activities                211,400       317,400      2,759,366
                                                               ------------   -----------    -----------

(Decrease) Increase in Cash                                          (3,932)      132,774          5,988

Cash at Beginning of Period                                           9,920        77,023            -0-
                                                               ------------   -----------    -----------

Cash at End of Period                                          $      5,988   $   209,797    $     5,988
                                                               ============   ===========    ===========

                           VIKING CAPITAL GROUP, INC.
                        (A Development Stage Enterprise)

               CONSOLIDATED STATEMENTS OF CASH FLOWS- (Continued)
                                  (Unaudited)
                   Three Months Ended March 31, 1997 and 1996
        and Period from November 12, 1986 (inception) to March 31, 1997

     SUPPLEMENTAL DISCLOSURE OF CASH FLOW AND NON-CASH INVESTING ACTIVITIES


                                                                                       Period from
                                                             Three Months Ended       November 12,
                                                                   March 31,            1986 to
                                                             1997            1996     March 31, 1997
                                                         ------------------------------------------
Cash Flow Information:
    Interest paid                                        $   4,481      $     400       $    8,293
    Income taxes paid                                    $     -0-      $     -0-       $       32

Non-Cash Investing Activities:
    Common stock issued for:
       Acquisition of VISI                               $    -0-       $     -0-       $      434
       Oil lease                                         $    -0-       $     -0-       $   40,000

Non-Cash Financing Activities:
    Preferred stock issued for:
       Note payable-related party                        $    -0-       $     -0-       $   60,000
       Accrued interest-related party                    $    -0-       $     -0-       $    4,500
       Accrued expenses-related party                    $    -0-       $     -0-       $   25,500

    Common stock issued for:
       Services                                          $    -0-       $ 123,100       $1,057,279
       Repayment of notes payable                        $ 10,000       $     -0-       $  237,500
       Payment of interest                               $  1,207       $     -0-       $   17,103
       Payment of accounts payable                       $    -0-       $     -0-       $   15,000
       Conversion of preferred stock                     $    -0-       $     -0-       $  100,000
       Payment of preferred stock dividend               $    -0-       $     -0-       $   25,556

    Note payable issued for services                     $    -0-       $     -0-       $    3,200
    Assignment of oil lease in payment of note payable   $    -0-       $     -0-       $   40,000

                           VIKING CAPITAL GROUP, INC.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)



1. The interim financial statements are prepared pursuant to the requirements for reporting on Form 10-QSB. The March 31, 1997 financial statements were derived from unaudited data and does not include all disclosures required by generally accepted accounting principles. The interim financial statements and notes thereto should be read in conjunction with the financial statements and notes included in the Company's Form 10-KSB as of and for the period ended December 31, 1996. In the opinion of management, the interim financial statements reflect all adjustments of a normal recurring nature necessary for a fair statement of the results for the interim periods presented. The current period results of operations are not necessarily indicative of results which ultimately will be reported for the full year ending December 31, 1997.

     The financial statements have been prepared on the assumption that the Company will continue as a going concern. Its continued existence depends upon the success of management's efforts to raise additional capital necessary to meet the Company's obligations as they come due and to obtain sufficient capital to execute its business plan.

     Management has estimated that the Company will require an additional $300,000 to $500,000 to operate until phase two is completed. Phase two of the Company's plan to acquire an insurance company and to acquire books of business from existing insurance companies will require additional capital.

     During the period January 1, 1997 to March 31, 1997, the Company incurred additional short term debt of approximately $318,400 of which $21,900 was from related parties.

     There can be no degree of assurance given that the Company will be successful in completing additional financing transactions. Should the Company be unsuccessful in its efforts to obtain adequate financing, its current financial condition may be affected adversely, and such affects may be material.

2. 133,358 common stock options were granted during the first quarter to unrelated parties at the rate of $0.50 per share for a period of one year.

3. Notes totaling $107,500 were repaid in cash by the Company to unrelated parties during the first quarter. $7,000 in notes were repaid in cash by the company to related parties. $10,000 in notes were converted into 33,333 shares of common stock as payment to an unrelated party.

4. The company entered into two additional capital leases of three years each with a total present value of the leased assets of $10,378. The leases are for additional computer equipment.

5. The company received its $99,703 A/R balance from its customer. The company does not foresee any additional contracts of this nature at this time.





                          SUBSEQUENT TO MARCH 31, 1997

6. Subsequent to March 31, 1997 577,490 options were issued for one year with option prices varying from $0.30 to $1.00. The weighted average exercise price of these options is $0.47.



ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.


MATERIAL CHANGES IN RESULTS OF OPERATIONS

     During the three month period ended March 31,1997, the company continued in its efforts to secure capital and implement its proposed plan of business. The Company had no operating revenues during such period.

     In connection with its efforts to attract capital and implement its plan of business, the Company incurred general and administrative expenses and reported net losses of $291,957 and $306,737, respectively for the three month period ended March 31, 1997.


MATERIAL CHANGES IN FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

     The Company had a cash balance of $5,988 at March 31, 1997. During the first quarter of 1997, the company raised $318,400 via short term loans and an additional $7,500 from the sale of stock to an unrelated party pursuant to the exercising of option rights.

     Even after the receipt of $325,900 from these sources, the Company lacks adequate financing to implement its full plan of business or to sustain its operations beyond the following twelve months. Management believes that to support the first stage of the Company's plan of operations, involving the supporting of the operations of its subsidiaries; Viking Insurance Services, Inc., Viking Financial Services, Inc., Viking Administrator, Inc. and Viking Systems Inc., will require additional capital over the next twelve months. The Company is currently evaluating various options to raise additional capital, including possible placements of debt and equity. There is no assurance, however, that the Company will be successful in securing additional financing and, therefore, there is no assurance that the Company can implement its full plan of operations.

                          PART II - OTHER INFORMATION

ITEM 5. OTHER INFORMATION

     The Company's common stock trades on the OTC Electronic Bulletin Board. Its symbol is "VGCP".

     Company information can be found on the World Wide Web. The address is http://www.vcgi.com.

     Subsequent to the first quarter of 1997, Mr. Skip Muller chose not to stand for reelection and resigned from the Board of Directors. Also subsequent to the first quarter, Mr. Robin Sandifer was appointed to the Board of Directors.

ITEM 6. EXHIBIT AND REPORTS ON FORM 8-K

        (a)    Exhibits.

               27.1 Financial Data Schedule

        (b) The registrant has not filed any form 8-K reports during the first quarter of 1997.

                                   SIGNATURES



         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                        VIKING CAPITAL GROUP, INC.


Dated: May 14, 1997                     By:  \s\  William J. Fossen
                                             ----------------------------------
                                              William J. Fossen, President


Dated: May 14, 1997                     By:  \s\  William J. Fossen
                                             ----------------------------------
                                             William J. Fossen, Principal
                                             Financial and Accounting Officer

                                 EXHIBIT INDEX


EXHIBIT
NUMBER              DESCRIPTION
-------             -----------

  27                Financial Data Schedule