Form 10QSB
period 1997-06-30
VIKING CAPITAL GROUP INC
filed 1997-08-15
CIK 886093

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                       For the period ended June 30, 1997

                                       OR
[ ] TRANSITION  REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
    EXCHANGE ACT OF 1934
                     For the  transition  period from  __ to __

                           Commission File No. 0-22744


                           VIKING CAPITAL GROUP, INC.
                           -------------------------
        (Exact name of small business issuer as specified in its charter)


                     Utah                             87-0442090
                     ----                             ----------
         (State or other jurisdiction of      (IRS Employer Identification No.)
         incorporation or organization)

                         Two Lincoln Centre, Suite 300, 5420 LBJ FWY, Dallas, Texas 75240 (Address of principal executive offices)

                                 (214) 386-9996
                           (Issuer's telephone number)


 (Former name, former address and former fiscal year, if changed since last report)

         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

As of June 30, 1997, 14,322,511 shares of Common Stock of the issuer were outstanding.

                           VIKING CAPITAL GROUP, INC.



                                      INDEX


                                                                        Page
                                                                        Number
                                                                        ------
PART I - FINANCIAL INFORMATION

      Item 1. Financial Statements

         Consolidated Balance Sheets - June  30, 1997 and 12/31/1996        3

         Consolidated Statements of Operations - For the three
         months ended June  30, 1997, 1996, and November 12, 1986           4

         Consolidated Statements of Operations - For the six
         months ended June  30, 1997, 1996, and November 12, 1986           5

         Consolidated Statement of Stockholders' Equity (Deficit)           6

         Consolidated Statements of Cash Flows - For the three
         months ended June  30, 1997 and 1996                               7

         Notes to Consolidated Condensed Financial Statements               9


      Item 2. Management's Discussion and Analysis or Plan of Operation.   10


PART II - OTHER INFORMATION

      Item 5. Other Information                                            11

SIGNATURES                                                                 13

                           VIKING CAPITAL GROUP, INC.
                        (A Development Stage Enterprise)

                           CONSOLIDATED BALANCE SHEETS

                                   (Unaudited)


                                                                    June 30,       December 31,
                                                                    1997           1996
                                                              ----------------------------------
                                                   ASSETS

Current Assets:
    Cash                                                       $    11,832           $     9,920
    Accounts receivable                                                  0                99,703

    Notes and accounts receivable and accrued interest              77,241                72,485
    Prepaid expenses                                                22,075                   588
                                                                -----------          -----------
        Total Current Assets                                       111,147               182,696

Office furniture and equipment, net                                 99,133               103,538


Other Assets:
    Other assets                                                    31,767                31,767
                                                               -----------           -----------
        Total Other Assets                                          31,767                31,767
                                                               -----------           -----------

Total Assets                                                   $   242,047           $   318,001
                                                               ===========           ===========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
    Accounts payable and accrued expenses                      $    44,536           $    87,289
    Accrued payroll and payroll taxes                              353,477               304,342
    Dividends payable                                                   -0-                  -0-
    Note payable and accrued interest                              789,637               342,329
                                                               -----------           -----------
        Total Current Liabilities                                1,187,650               733,960

Long-term debt:
    Notes payable                                                       -0-                  -0-
    Obligations under capital leases, less current portion          93,546                76,565
                                                               -----------           -----------
         Total Liabilities                                     $ 1,281,196               810,525

Stockholders' Deficit:
    Common stock $0.001 par value; 150,000,000 shares authorized;
         14,322,511 and 13,971,720 issued and outstanding as of
         June 30, 1997 and December 31, 1996, respectively          14,323                 13,971
    Common stock Class B $0.001 par value; 100,000 shares
         authorized and outstanding                                    100                    100
    Preferred stock $1.00 par value; 50,000,000 shares authorized;
    -0- and -0-  shares issued and outstanding as of
    June 30, 1997 and December 31, 1996, respectively                   -0-                   -0-

    Paid-in capital                                              3,341,626              3,294,575

    Deficits accumulated in the development stage               (4,388,789)            (3,794,764)
                                                               -----------            -----------
         Total Stockholders' Deficit                            (1,032,740)              (486,118)


    Less  Treasury stock, 25,625                                    (6,406)                 6,406
                                                               -----------            -----------

    Total stockholder's deficit                                 (1,039,146)              (492,524)

TOTAL LIABILITIES AND STOCKHOLDERS DEFICIT                     $   242,047            $   318,001
                                                               ===========            ===========


                           VIKING CAPITAL GROUP, INC.
                        (A Development Stage Enterprise)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                    Three Months Ended June 30, 1997 and 1996
         and Period from November 12, 1986 (inception) to June 30, 1997


                                                                                     Period from
                                                          Three Months Ended         November 12,
                                                               June 30,               1986 to
                                                           1997        1996          June 30, 1997
                                                          ----------------------------------------

Revenue                                                 $        -0-   $       -0-    $   316,855

Cost and expenses:
    Depreciation and amortization                             7,653            350         28,618
    General and administrative expenses                     258,394        350,893      4,534,324
                                                        -----------    -----------    -----------
       Total cost and expenses                             266,047         351,243      4,562,942
                                                        -----------    -----------    -----------

Loss from operations                                      (266,047)       (351,243)    (4,246,087)


Other income/expenses:
    Interest income                                          2,568           2,077         21,129
    Interest and penalty expense                           (23,809)         (4,733)       105,318
    Other                                                      -0-             -0-        (37,260)
                                                        ----------     -----------    -----------
      Total other income/expense                           (21,241)         (2,656)      (121,449)
                                                        -----------    -----------    -----------


Loss before income taxes                               $  (287,288)       (353,899)   $(4,367,568)

Income tax provision                                            -0-            -0-            (32)
                                                        -----------    ------------   -----------

Net loss                                                  (287,288)   $  ,(353,899)   $(4,367,568)
                                                        ===========    ===========    ===========



Loss per common share attributable to common
   stockholders:
       Primary                                          $    (.020)    $     (.027)
       Assuming full dilution                           $    (.020)    $     (.027)

Dividends per share of preferred stock                  $       -0-    $       -0-



                           VIKING CAPITAL GROUP, INC.
                        (A Development Stage Enterprise)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                     Six Months Ended June 30, 1997 and 1995
         and Period from November 12, 1986 (inception) to June 30, 1997



                                                                                                     Period from
                                                                         Six Months Ended            November 12,
                                                                             June 30,                   1986 to
                                                                      1997            1996           June 30, 1997
                                                                  ------------------------------------------------

Revenue                                                          $        -0-     $       -0-       $     316,855

Cost and expenses:
    Depreciation and amortization                                      14,783              650             28,618
    General and administrative expenses                               543,221          613,541          4,524,355
                                                                 ------------     ------------       ------------
       Total cost and expenses                                        558,004          614,191          4,552,973
                                                                 ------------     ------------       ------------

Loss from operations                                                 (558,004)        (614,191)        (4,236,118)


Other income/expenses:
    Interest income                                                     5,168            3,447             21,129
    Interest and penalty expense                                      (41,189)         (11,278)          (105,318)
    Other                                                                 -0-              -0-            (37,260)
                                                                -------------     ------------      -------------
       Total other income/expenses                                     (36,021)         (7,831)          (121,449)
                                                                 ------------     -----------        -------------

Loss before income taxes                                             (594,025)        (622,022)        (4,357,567)

Income tax provision                                                     -0-               -0-                 (32)
                                                                 -----------      ------------       -------------

Net loss                                                         $   (594,025)    $   (622,022)      $  (4,357,599)
                                                                 ============     ============       =============



Loss per common share attributable to common stockholders:
       Primary                                                   $      (.041)    $       (.048)
       Assuming full dilution                                    $      (.041)    $       (.048)

Dividends per share of preferred stock                           $        -0-     $         -0-



                           VIKING CAPITAL GROUP, INC.

                        (A Development Stage Enterprise)

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
                                   (Unaudited)
                         Six Months Ended June 30, 1996


                                                                                          Deficit
                                                                                          Accumulated
                                       Class B                            Additional       During the
                                      Common     Common    Preferred      Paid-in         Development     Treasury
DOLLAR AMOUNTS                         Stock      Stock       Stock        Capital            Stage         Stock           Total
--------------                      ----------- ---------- ----------    ------------     -------------  ---------     ----------

Balance, December 31, 1996         $    100     $ 13,971 $     -0-      $  3,294,764     $  (3,794,764)    (6,406)    $  (492,524)

Issuance of common stock:
    For services                        -0-          216       -0-            21,374               -0-        -0-          21,590
    For cash                            -0-           25       -0-             7,475               -0-        -0-           7,500

Retirement of:
    Common stock                        -0-         -0-        -0-                -0-              -0-        -0-             -0-
    Preferred stock                     -0-         -0-        -0-                -0-              -0-        -0-             -0-

Cumulative preferred stock
    dividends                           -0-         -0-        -0-                -0-              -0-        -0-             -0-

Net loss                                -0-         -0-        -0-                -0-         (594,025)       -0-        (594,025)
                                    -------    --------    ---------    ------------     --------------    -------     ------------

Balance, June 30, 1997            $    100     $ 14,320 $      -0-     $  3,341,626     $   (4,388,789)       -0-     $ (1,039,149)
                                    =======    ========    =========    ============     ==============                ============



                                                   Shares Issued
                                                    -------------
                                           Class B
                                          Common      Common         Preferred
SHARE AMOUNTS                              Stock       Stock          Stock
--------------
Balance, December 31, 1996                 100      13,971,720     10,000
                                          -------------------------------------
Issuance of common stock:
    For services                             -0-      215,900             -0-
    For cash                                 -0-       25,000             -0-
    For loan & interest conversion           -0-       37,358             -0-
    For loan Incentive                       -0-       71,033


Balance, June 30, 1997                      100     14,321,011           -0-
                                     ===========     ==========    ==========

                           VIKING CAPITAL GROUP, INC.

                        (A Development Stage Enterprise)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                     Six Months Ended June 30, 1997 and 1996
         and Period from November 12, 1986 (inception) to June 30, 1997



                                                                                 Period from
                                                                            Six Months Ended           November 12,
                                                                              June 30,                 1986 to
                                                                              1997        1996        June 30, 1997
                                                                          ------------------------------------------

Cash Flows From Operating Activities:
    Net loss                                                             $  (594,025)   $   (622,022)  $(4,357,599)
    Noncash charges included in operations
       Depreciation and amortization                                          14,783             650        28,618
       Common stock issued for services                                       28,696         209,843      1,028,825
       Class B Common stock issued for services                                  -0-             -0-           100
       Note payable issued for services                                          -0-             -0-         3,200
       Common stock issued for services and accrued expenses                     -0-             -0-        52,754
       Provision for doubtful notes receivable                                   -0-             -0-        20,102
       Common stock issued for interest payable                                  -0-             -0-        20,102
       Loss on assets                                                            -0-             -0-        15,000
    Changes in assets and liabilities
       Accounts Recievable                                                    99,703             -0-        -0-
       Prepaid Expenses                                                       (21,487)        (21,518)     (21,487)
       Accrued interest receivable                                               -0-           (3,750)      (7,211)
       (Increase) in deposits                                                    -0-             -0-       (31,767)
       Accounts payable and accrued expenses                                 (29,452)        (12,409)       63,417
       Accrued payroll and payroll taxes                                      42,435           4,611       344,987
       Advances to stockholder expensed to consulting                            -0-             -0-        57,706
                                                                         -----------    ------------   -----------
            Net Cash Used for Operating Activities                          (459,347)       (430,595)   (2,772,921)
Cash Flows From Investing Activities:
    Capital expenditures                                                         -0-          (1,009)       21,464
    Loans made to shareholder                                                    -0-             -0-       (17,000)
    Loans made to others                                                     (4,756)         (57,730)      (191,264)
    Loan repayments                                                            5,000             -0-        15,500
    Other                                                                        -0-          (2,000)      (15,000)
                                                                         -----------    ------------   -----------
           Net Cash Used for Investing Activities                            (4,756)         (55,754)     (229,228)
Cash Flows From Financing Activities:
    Stock sale expenses                                                          -0-             -0-       (11,716)
    Proceeds from sale of common stock                                        17,500         601,850     1,728,293
    Proceeds from notes payable                                              573,900             -0-     1,792,886
    Repayment of notes payable                                               (115,385)        (82,500)    (498,329)
    Security deposit                                                             -0-          (21,517)        -0-
    Proceeds from preferred stock sale                                           -0-             -0-        20,000
    Repurchase of preferred stock                                                -0-          (11,319)     (11,319)
    Preferred dividends paid                                                     -0-             (300)      (5,834)
                                                                         -----------    ------------   -----------
           Net Cash Provided by Financing Activities                          466,015         536,214    3,013,981
                                                                         -----------    ------------   -----------

Increase (decrease) in Cash                                                  1,912             40,860     11,832

Cash at Beginning of Period                                                  9,920             77,023          -0-
                                                                         -----------    ------------   -----------

Cash at End of Period                                                    $  11,832     $      117,883  $  11,832
                                                                         ===========    ============   ===========


                           VIKING CAPITAL GROUP, INC.
                        (A Development Stage Enterprise)

               CONSOLIDATED STATEMENTS OF CASH FLOWS- (Continued)
                                   (Unaudited)
                     Six Months Ended June 30, 1997 and 1996
         and Period from November 12, 1986 (inception) to June 30, 1997

         SUPPLEMENTAL DISCLOSURE OF CASH FLOW AND NON-CASH INVESTING AND
                              FINANCING ACTIVITIES


                                                                                                      Period from
                                                                      Six Months Ended               November 12,
                                                                             June 30,                   1986 to
                                                                      1997           1996           June 30. 1997
                                                                --------------------------------------------------

Cash Flow Information:
    Interest paid                                              $         -0-          $  5,563       $     34,642
    Income taxes paid                                          $         -0-               -0-       $         32


Non-Cash Investing Activities:
    Common stock issued for:
       Acquisition of VISI                                      $        -0-          $    -0-       $        434
       Oil lease                                                $        -0-          $    -0-       $     40,000

Non-Cash Financing Activities:
    Preferred stock issued for:
       Note payable-related party                               $        -0-          $     -0-      $     60,000
       Accrued interest-related party                           $        -0-          $     -0-      $      4,500
       Accrued expenses-related party                           $        -0-          $     -0-      $     25,500

    Common stock issued for:
       Services                                                 $     28,696          $   209,843    $    890,612
       Repayment of notes payable                               $     11,207          $     2,500    $    321,357
       Payment of interest                                      $        -0-          $       150    $     20,103
       Payment of accounts payable                              $        -0-          $        -0-   $     15,000
       Conversion of preferred stock                            $        -0-          $        -0-   $    100,000
       Payment of preferred stock dividend                      $        -0-          $        -0-   $     25,556

    Note payable issued for services                            $        -0-          $        -0-   $      3,200
    Assignment of oil lease in payment of note payable          $        -0-          $        -0-   $     40,000

Common stock acquired for conversion of note receivable         $        -0-          $        -0-   $      6,406

Common stock cancelled for conversion of note receivable        $        -0-          $        -0-   $      5,600

Additions to equipment under capital leases                     $     10,378          $        -0-   $    107,631


                           VIKING CAPITAL GROUP, INC.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)



1. The interim financial statements are prepared pursuant to the requirements for reporting on Form 10-QSB. The June 30, 1997 financial statements were derived from unaudited data and does not include all disclosures required by generally accepted accounting principles. The interim financial statements and notes thereto should be read in conjunction with the financial statements and notes included in the Company's Form 10-KSB as of and for the period ended December 31, 1996. In the opinion of management, the interim financial statements reflect all adjustments of a normal recurring nature necessary for a fair statement of the results for the interim periods presented. The current period results of operations are not necessarily indicative of results which ultimately will be reported for the full year ending December 31, 1997.

      The financial statements have been prepared on the assumption that the Company will continue as a going concern. Its continued existence depends upon the success of management's efforts to raise additional capital necessary to meet the Company's obligations as they come due and to obtain sufficient capital to execute its business plan.

      Management has estimated that the Company will require an additional $300,000 to $500,000 to operate until phase two is completed. Phase two of the Company's plans to acquire an insurance company and to acquire books of business from existing insurance companies will require additional capital.

      During the period April 1, 1997 to June 30, 1997, the Company incurred additional short term debt of approximately $255,500.

      There can be no degree of assurance given that the Company will be successful in completing additional financing transactions. Should the Company be unsuccessful in its efforts to obtain adequate financing, its current financial condition may be affected adversely, and such affects may be material.
                                       9

2. 817,490 common stock options were granted during the second quarter at the rate of between $0.30 to $1.00 per share for a period of one to five years.


                           SUBSEQUENT TO JUNE 30, 1997

         Subsequent to June 30, 1997, 548,948 options were issued for one to five years with option prices ranging from $0.50 to $1.00

Item 2. Management's Discussion and Analysis or Plan of Operations.


Material Changes in Results of Operations

         During the three month period ended June 30, 1997, the company continued in its efforts to secure capital and implement its proposed plan of business. The Company had no operating revenues during such period.

         In connection with its efforts to attract capital and implement its plan of business, the Company incurred general and administrative expenses and reported net losses of $258,394 and $266,047 respectively for the three month period ended June 30, 1997.


Material Changes in Financial Condition, Liquidity and Capital Resources

         The Company had a cash balance of $11,832 at June 30, 1997. During the second quarter of 1997, the company raised $255,500 via short term loans from unrelated and related parties.

         Even after the receipt of $255,500 from these sources, the Company lacks adequate financing to implement its full plan of business or to sustain its operations beyond the following twelve months. Management believes that to support the first stage of the Company's plan of operations, involving the supporting of the operations of its subsidiaries; Viking Insurance Services, Inc., Viking Financial Services, Inc., Viking Administrator, Inc. and Viking Systems Inc., will require additional capital over the next twelve months. The Company is currently evaluating various options to raise additional capital, including possible placements of debt and equity. There is no assurance, however, that the Company will be successful in securing additional financing and, therefore, there is no assurance that the Company can implement its full plan of operations.

                           PART II - OTHER INFORMATION

Item 5. Other Information

         The Company's common stock trades on the OTC Electronic Bulletin Board. Its symbol is "VGCP".

         Company information can be found on the World Wide Web. The address is http://www.vcgi.com.

                                  EXHIBIT INDEX
                                  -------------


EXHIBIT
NUMBER                           DESCRIPTION
-------                          -----------



21.1                             List of Subsidiaries of the Registrant
27.1                             Financial Data Schedule

                                   SIGNATURES



         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                   VIKING CAPITAL GROUP, INC.

Dated: August 14, 1997                     By:  \s\  William J. Fossen
                                                ---------------------------
                                                William J. Fossen, President


Dated: August 14, 1997                      By: \s\  William J. Fossen
                                                ------------------------
                                                William J. Fossen, Principal
                                                Financial and Accounting Officer