Form 10QSB
period 1997-09-30
VIKING CAPITAL GROUP INC
filed 1997-11-14
CIK 886093

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                     For the period ended September 30, 1997

                                       OR

[ ] TRANSITION  REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
    EXCHANGE ACT OF 1934
                     For the transition period from __ to __

                           Commission File No. 0-22744


                           VIKING CAPITAL GROUP, INC.
                           --------------------------
        (Exact name of small business issuer as specified in its charter)


          Utah                                 87-0442090
          ----                                 ----------
  (State or other jurisdiction of              (IRS Employer Identification No.)
  incorporation or organization)

     Two Lincoln Centre,  Suite 300, 5420 LBJ FWY, Dallas,  Texas 75240
     ------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (972) 386-9996
                                 --------------
                           (Issuer's telephone number)


     (Former name, former address and former fiscal year, if changed since last report)

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     As of September 30, 1997, 16,805,759 shares of Common Stock of the issuer were outstanding. As of September 30, 1997, 100,000 shares of Class B Common Stock of the issuer were outstanding.

                           VIKING CAPITAL GROUP, INC.



                                      INDEX


                                                                                    Page
                                                                                    Number
                                                                                    ------
PART I - FINANCIAL INFORMATION

      Item 1. Financial Statements

         Consolidated Balance Sheets - September 30, 1997 and 12/31/1996              3

         Consolidated Statements of Operations - For the three
         months ended September 30, 1997, 1996, and November 12, 1986                 5

         Consolidated Statements of Operations - For the nine
         months ended September 30, 1997, 1996, and November 12, 1986                 6

         Consolidated Statements of Cash Flows - For the nine
         months ended September 30, 1997 and 1996                                     7

         Notes to Consolidated Condensed Financial Statements                         9


      Item 2. Management's Discussion and Analysis or Plan of Operation.             11


PART II - OTHER INFORMATION

      Item 5. Other Information                                                      12
      Item 6.  Exhibits and Reports on Form 8-K                                      12


SIGNATURES                                                                           14
EXHIBITS                                                                             15


                           VIKING CAPITAL GROUP, INC.
                        (A Development Stage Enterprise)

                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)


                                     ASSETS


                                                        September 30,   December 31,
                                                           1997             1996
CURRENT ASSETS
  Cash                                                      $ 50,387    $ 45,580
  Accounts receivable                                           --        99,703
  Notes and accounts receivable and accrued interest          81,026      72,485
  Prepaid expense                                               --           588

     Total current assets                                    131,413     218,356
                                                            --------    --------

Office furniture and equipment, net                          133,962     117,002

OTHER ASSETS
  Other assets                                                31,367      31,767
  Accounts receivable, non-current                            50,000        --
                                                            --------    --------
     Total other assets                                       81,367      31,767
                                                            --------    --------

TOTAL ASSETS                                                $346,742    $367,125
                                                            ========    ========













The accompanying notes are an integral part of these financial statements.


                           VIKING CAPITAL GROUP, INC.
                        (A Development Stage Enterprise)

                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)


                      LIABILITIES AND STOCKHOLDERS' DEFICIT


                                                                              September 30,    December 31,
                                                                                  1997             1996
                                                                              -------------    ------------
CURRENT LIABILITIES
  Accounts payable and accrued expenses                                      $      65,928     $    103,241
  Accrued payroll and payroll taxes                                                327,466          306,092
  Lease obligation, current portion                                                 27,090                -
  Note payable and accrued interest                                                919,194          359,829
                                                                              ------------      -----------
     Total current liabilities                                                   1,339,678          769,162
                                                                              -------------     -----------

LONG-TERM DEBT
  Notes payable                                                                     10,000                -
  Obligations under capital leases, less current portion                            64,585           76,565
                                                                              ------------      -----------
     Total liabilities                                                          1,414,263           845,727
                                                                              ------------      -----------

STOCKHOLDERS' DEFICIT
  Common stock $0.001 par value;  150,000,000 shares authorized;  16,805,759 and
     13,971,720 issued and outstanding as of September
     30, 1997 and December 31, 1996, respectively                                   16,806           13,971
  Common stock Class B $0.001 par value; 100,000 shares
     authorized and outstanding                                                        100              100

  Paid-in capital                                                                3,717,291        3,304,675

  Deficits accumulated in the development stage                                 (4,795,312)      (3,790,942)
                                                                              ------------      -----------
                                                                                (1,061,115)        (472,196)
                                                                              ------------      -----------

  Less treasury stock - 25,625 shares at cost                                       (6,406)          (6,406)
                                                                              ------------      -----------

     Total stockholders' deficit                                                (1,067,521)        (478,602)
                                                                              ------------      -----------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                  $     346,742     $    367,125
                                                                              ============      ===========













The accompanying notes are an integral part of these financial statements.


                           VIKING CAPITAL GROUP, INC.
                        (A Development Stage Enterprise)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
               Three months ended September 30, 1997 and 1996 and
         Period from November 12, 1986 (inception) to September 30, 1997



                                                                   Three months ended           Period from
                                                                      September 30,            November 12, 1986
                                                                 1997             1996        to September 30, 1997
                                                               --------        ---------     ----------------------

Revenue                                                   $     73,344     $    106,931         $      698,721

Cost and expenses
   Depreciation and amortization                                 9,799            1,011                 43,065
   General and administrative expenses                         467,758          355,119              5,165,311
                                                           -----------      -----------          -------------
       Total cost and expenses                                 477,557          356,130              5,208,376
                                                           -----------      -----------          -------------

   Loss from operations                                       (404,213)        (249,199)              (4,509,655)

Other income (expenses)
   Interest income                                               2,585            1,841                 23,714
   Interest and penalty expense                                (27,590)          (7,591)              (135,038)
   Other                                                             -                -                (37,260)
                                                           -----------      -----------          --------------
       Total other income/expense                              (25,005)          (5,750)              (148,584)
                                                           -----------      -----------          -------------

Loss before income taxes                                      (429,218)        (254,949)            (4,658,239)

Income tax provision                                                 -                -                    (32)
                                                           -----------      -----------          -------------

Net loss                                                  $   (429,218)    $   (254,949)        $   (4,658,271)
                                                           ===========      ===========          =============

Loss per common share attributable to
   common stockholders
     Primary                                                  $(.027)           $(.017)

Weighted average common shares outstanding
   Primary                                                  15,411,557       14,240,287

Dividends per share of preferred stock                        $     -           $    -






The accompanying notes are an integral part of these financial statements.


                           VIKING CAPITAL GROUP, INC.
                        (A Development Stage Enterprise)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                Nine months ended September 30, 1997 and 1996 and
         Period from November 12, 1986 (inception) to September 30, 1997


                                                                 Nine months ended              Period from
                                                                   September 30,               November 12, 1986
                                                               1997             1996          to September 30, 1997
                                                             --------        ---------        ---------------------

Revenue                                                   $    186,363     $    196,257          $     698,721

Cost and expenses
   Depreciation and amortization                                28,347            1,661                 43,065
   General and administrative expenses                       1,078,442        1,006,520              5,165,311
                                                           -----------      -----------           ------------
       Total cost and expenses                               1,106,789        1,008,181              5,208,376
                                                           -----------      -----------           ------------

   Loss from operations                                       (920,426)        (811,924)            (4,509,655)

Other income/expenses
   Interest income                                               7,753            5,288                 23,714
   Interest and penalty expense                                (69,159)         (19,636)              (135,038)
   Other                                                             -                -                (37,260)
                                                           -----------      -----------           -------------
       Total other income/expense                              (61,406)         (14,348)              (148,584)
                                                           -----------      -----------           ------------

Loss before income taxes                                      (981,832)        (826,272)            (4,658,239)

Income tax provision                                                 -                -                    (32)
                                                           -----------      -----------           ------------

Net loss                                                  $   (981,832)    $   (826,272)         $  (4,658,271)
                                                           ===========      ===========           ============

Loss per common share attributable to
   common stockholders
     Primary                                                  $(.067)           $(.059)

Weighted average common shares outstanding
   Primary                                                  14,513,400       13,788,926

Dividends per share of preferred stock                        $      -           $    -












The accompanying notes are an integral part of these financial statements.


                           VIKING CAPITAL GROUP, INC.
                        (A Development Stage Enterprise)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                Nine months ended September 30, 1997 and 1996 and
         Period from November 12, 1986 (inception) to September 30, 1997


                                                               Nine months ended                   Period from
                                                                   September 30,                November 12, 1986
                                                               1997             1996          to September 30, 1997
                                                             --------        ---------        ---------------------

Cash flows from operating activities
   Net loss                                             $     (981,832)   $    (826,272)        $   (4,658,271)
   Non-cash charges included in operations
     Depreciation and amortization                              28,347            1,662                 43,064
     Common stock issued for services and interest             346,451          209,843              1,385,166
     Note payable issued for services                                -                -                  6,405
     Common stock issued for services and
       accrued expenses                                              -                -                 30,434
     Provision for doubtful notes receivable                         -                -                 52,754
     Common stock issued for interest payable                        -                -                 20,102
     Loss on assets                                                  -                -                 15,000
   Changes in assets and liabilities
     Accounts receivable                                        49,703          (49,630)               (50,000)
     Prepaid expenses                                              588           36,018                    985
     Accrued interest receivable                                     -           (5,289)                (6,623)
     Deposits                                                      400                -                (31,767)
     Accounts payable and accrued expenses                     (37,313)         (10,436)                65,928
     Accrued payroll and payroll taxes                          21,374           35,564                327,466
                                                          ------------     ------------          -------------
       Net cash used for operating activities                 (572,282)        (608,540)            (2,799,357)

Cash flows from investing activities
   Capital expenditures                                        (26,678)          (6,551)               (52,588)
   Loans made                                                  (10,541)         (68,750)              (214,049)
   Loan repayments                                               2,000            5,000                 17,500
   Other                                                             -                -                (15,000)
                                                          ------------     ------------          -------------
       Net cash used for investing activities                  (35,219)         (70,301)              (264,137)

Cash flows from financing activities
   Stock sale expenses                                               -                -                (11,716)
   Proceeds from sale of common stock                           52,500          601,850              1,773,493
   Proceeds from notes payable                                 718,862          156,590              1,955,348
   Principal repayments of notes payable                      (133,497)         (35,000)              (516,441)
   Principal payments on capital lease obligations              (3,018)               -                 (3,018)
   Shareholder distributions(see footnote)                     (22,539)         (49,255)               (86,632)
   Security deposit                                                  -          (21,517)                     -
   Proceeds from preferred stock sale                                -                -                 20,000
   Repurchase of preferred stock                                     -          (11,319)               (11,319)
   Preferred dividends paid                                          -             (300)                (5,834)
                                                          ------------     ------------          -------------
       Net cash provided by financing activities               612,308          641,049              3,113,881

Increase (decrease) in cash                                      4,807          (37,792)                50,387


                                  - continued -

The accompanying notes are an integral part of these financial statements.


                           VIKING CAPITAL GROUP, INC.
                        (A Development Stage Enterprise)

                CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued
                                   (Unaudited)
                Nine months ended September 30, 1997 and 1996 and
         Period from November 12, 1986 (inception) to September 30, 1997


                                                               Nine months ended  Period from
                                                                   September 30,                November 12, 1986
                                                               1997             1996           to September 30, 1997
                                                             --------        ---------         ---------------------

Cash at beginning of period                                     45,580           77,123                      -
                                                          ------------     ------------          -------------
Cash at end of period                                   $       50,387    $      39,331         $       50,387
                                                         =============     ============          =============

Cash flow information:
   Interest paid                                           $         -      $     5,563            $    34,642
   Income taxes paid                                       $         -      $         -            $        32

Non-cash investing activities:
   Common stock issued for:
     Acquisition of Triple A                               $    34,864      $         -            $    34,864
     Acquisition of NIAI                                   $    10,000      $         -            $    10,000
     Acquisition of VISI                                   $                $         -            $       434
     Oil lease                                             $         -      $         -            $    40,000

Non-cash financing activities:
   Preferred stock issued for:
     Note payable-related party                            $         -      $         -            $    60,000
     Accrued interest-related party                        $         -      $         -            $     4,500
     Accrued expenses-related party                        $         -      $         -            $    25,500

Common stock issued for:
   Services                                                $   344,591      $   209,843            $   890,612
   Repayment of notes payable                                   16,000           12,500                321,357
   Payment of interest                                           1,860              150                 20,103
   Payment of accounts payable                                       -                -                 15,000
   Conversion of preferred stock                                     -                -                100,000
   Payment of preferred stock dividend                               -                -                 25,556

Note payable issued for services                           $         -      $         -            $     3,200
Assignment of oil lease in payment of note payable         $         -      $         -            $    40,000

Common stock acquired for conversion of
   note receivable                                         $         -      $         -            $     6,406

Common stock canceled for conversion of
   note receivable                                         $         -      $         -            $     5,600

Additions to equipment under capital leases                $    18,128      $         -            $   107,631






The accompanying notes are an integral part of these financial statements.

                           VIKING CAPITAL GROUP, INC.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)


1. BASIS OF PRESENTATION

The consolidated interim financial statements include the accounts of Viking Capital Group, Inc. and its wholly owned subsidiaries (collectively the "Company").

The consolidated interim financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principals ("GAAP") have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the consolidated financial statements and related notes included in the Company's Form 10-KSB as of and for the year ended December 31, 1996.

In the opinion of management, the unaudited interim consolidated financial statements of the Company contains all adjustments, consisting only of those of a normal recurring nature, necessary to present fairly the Company's financial position and the results of its operations and cash flows for the periods presented. The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions. Such estimates and assumptions affect the reported amounts of assets and liabilities, as well as the disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. The current period results of operations are not necessarily indicative of results which ultimately will be reported for the full year ending December 31, 1997.


2. BUSINESS COMBINATIONS

During the quarter ended September 30, 1997, the Company acquired two additional companies: Triple A Annuity Marketing Inc. ("Triple A") and N.I.A.I. Insurance Administrators, Inc. ("NIAI"). Both acquisitions were accounted for as pooling of interests. Pursuant to the Reorganization Agreement dated September 4, 1997, the Company acquired all of the outstanding stock of Triple A in exchange for 500,000 shares of Common Stock. Pursuant to the Reorganization Agreement dated August 8, 1997, the Company acquired all of the outstanding stock of NIAI in exchange for 200,000 shares of Common Stock. The Company's consolidated financial statements give retroactive effect to the acquisitions of Triple A and NIAI for all periods presented herein. The interim results of the Company for the period from January 1, 1996 to September 30, 1996 have been restated for the Triple A and NIAI acquisitions and include retroactive adjustments to weighted average shares outstanding and net loss per share. NIAI had no activity during these periods. Restated total revenue, net income, and net loss per share after giving effect to these acquisitions are summarized below:


                                     Three months ended September 30, 1996
                                     -------------------------------------
                                 As previously      Triple A
                                   Reported         Activity        As Restated
                                   --------         --------        -----------
     Revenue                     $    49,630       $   57,301      $   106,931
     Net income (loss)           $  (264,642)      $    9,693      $  (254,949)
     Net loss per share          $      (.02)                      $     (.017)

                           VIKING CAPITAL GROUP, INC.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)


2. BUSINESS COMBINATIONS - Continued

                                    Nine months ended September 30, 1996
                                    ------------------------------------
                                 As previously      Triple A
                                   Reported         Activity        As Restated
                                   --------         --------        -----------
     Revenue                     $    49,630       $  146,627      $   196,257
     Net income (loss)           $  (886,664)      $   60,392      $  (826,272)
     Net loss per share          $     (.066)                      $     (.059)



3. SOFTWARE LICENSING AGREEMENT

On July 21, 1997, the Company entered into an agreement for the licensing of certain proprietary software to a Company shareholder. Total consideration received under the agreement totals $400,000 which is to be paid out over a period of ten years plus interest at seven percent. The Company holds as collateral 250,000 shares of Viking Capital Group, Inc. common stock. The Company has recorded the sale and related receivable based upon the value of the underlying collateral, totaling $50,000. All other amounts will be recognized when received.

4. EQUITY TRANSACTIONS

During the current quarter certain expenses were paid in stock rather than cash. These amounts included consulting and other services of $182,575 (912,873 shares), loan incentives of $9,300 (46,500 shares), and other miscellaneous expenses totaling $133,316 (666,580 shares) for a total of $325,191 non-cash expenditures. Of the services paid for in stock, $30,000 (150,000 shares) was paid to Matthew W. Fossen for his services.

5. OPTIONS ISSUED

During the current quarter, the company issued 1,048,958 common restricted share options with exercise prices between $0.50 and $1.00 and a weighted average exercise price of $0.99.

6. OTHER

The financial statements have been prepared on the assumption the Company will continue as a going concern. Its continued existence depends upon the success of management's efforts to raise additional capital necessary to meet the Company's obligations as they come due and to obtain sufficient capital to execute its business plan.

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

7. SUBSEQUENT TO SEPTEMBER 30, 1997

Subsequent to September 30, 1997, approximately 300,000 shares of common stock were issued for services to unrelated parties and 300,000 shares of common stock were issued to related parties in connection with their service as new members on the board of directors.

8. SHAREHOLDER DISTRIBUTION

Shareholder distributions listed on the consolidated statements of cash flows are related to activity at Triple A Annuity Marketing, Inc. only and results from Triple A's having previously operated as a Subchapter S coproration.

Item 2. Management's Discussion and Analysis or Plan of Operations.


Material Changes in Results of Operations

     During the three month period ended September 30, 1997, the company continued in its efforts to secure capital and implement its proposed plan of business. In the course of its efforts to fulfill its strategic plan of operation it has acquired, through two stock for stock agreements, an administration company, NIAI Insurance Administrators, Inc., in exchange for 200,000 common restricted shares, and a marketing company, Triple A Annuity Marketing, Inc. in exchange for 500,000 common restricted shares. NIAI Insurance Administrators, Inc. does not have any operating revenues and provides the software and management necessary to administrate life,health & accident and annuity type insurance business. Triple A Annuity Marketing, Inc. had operating revenues of $23,344 for the three months ended September 30, 1997 and $136,363 for the nine months ended September 30, 1997. Triple A Annuity Marketing, Inc. sells life and annuity products and submitted such business to various carriers during the nine month period ended September 30, 1997 with annual premiums of approximately $15,394,000.

     In connection with its efforts to attract capital and implement its plan of business, the Company incurred general and administrative expenses of $467,758 and reported net losses of $429,218 for the three month period ended September 30, 1997. For the nine month period ended September 30, 1997, general and administrative costs were $1,078,442 and the Company reported a net loss of $981,832. Common stock was issued during the three month period ended September 30, 1997 to pay for $325,191 of the total expenses incurred in such period.

Material Changes in Financial Condition, Liquidity and Capital Resources

     The Company had a cash balance of $50,387 at September 30, 1997. During the third quarter of 1997, the company raised $137,000 via short term loans from unrelated parties and an additional $25,000 through private sale of stock.

     Even after the receipt of $162,000 from these sources, the Company lacks adequate financing to implement its full plan of business or to sustain its operations beyond the following twelve months. Management believes that to support the first stage of the Company's plan of operations, involving the supporting of the operations of its subsidiaries; Viking Insurance Services,
Inc., Viking Financial Services, Inc., Viking Administrator, Inc., NIAI Insurance Administrators, Inc. and Viking Systems Inc., will require additional capital over the next twelve months. Triple A Annuity Marketing, Inc. is self sufficient and will not require specific additional funds in the foreseeable future. The Company is currently evaluating various options to raise additional capital, including possible placements of debt and equity. There is no assurance, however, that the Company will be successful in securing additional financing and, therefore, there is no assurance that the Company can implement its full plan of operations.

                           PART II - OTHER INFORMATION

Item 5. Other Information

     The Company's common stock trades on the OTC Electronic Bulletin Board. Its symbol is "VGCP".

     Company information can be found on the World Wide Web. The address is www.vcgi.com.

Subsequent events:

     Tommy Walker resigned from the Board of Directors but remains an adviser to the management on an as needed basis. Matthew W Fossen and Richard W Pryor were appointed to the board of directors. Mr. Fossen was also appointed chief financial officer, treasurer, and secretary of the company and Mr. Pryor was appointed executive vice president-technology and chairman,president and CEO of Viking Systems, Inc., a wholly owned subsidiary of the company.


Item 6. Exhibits and Reports on Form 8-K



         a)       Exhibit  2.1     Stock for Stock agreement - Plan of
                                   Reorganization
                                   Triple A Annuity Marketing, Inc.
                  Exhibit 21.1     List of subsidiaries of the Registrant
                  Exhibit 27.1     Financial Data Schedule


         b) Form 8-K filed on 9/19/97 reporting the stock for stock agreement between Triple A Annuity Marketing, Inc. and Registrant. At the time of the filing of the Report, it was impracticable for the Registrant to provide any of the financial statements for the acquired business required by Item 7 of Form 8-K promulgated by the Commission under the Securities and Exchange Act of 1934, as amended (the "Act"). Accordingly, the Registrant will file the required financial statements, if any, as soon as practicable, but not later than November 18, 1997, as required by Item 7 of Form 8-K.

                                  EXHIBIT INDEX
                             ----------------------


EXHIBIT
NUMBER                        DESCRIPTION
------------                  -----------


2.1 Stock for Stock agreement - Plan of Reorganization between Registrant and Triple A Annuity Marketing, Inc. (exhibits and schedules omitted) (incorporated by reference to Exhibit2.2 to the Registrant's Current
                         Report  on  Form  8-K  dated   9/19/97)
21.1                     List  of  Subsidiaries  of the  Registrant
27.1                     Financial  Data  Schedule

                                   SIGNATURES



         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                   VIKING CAPITAL GROUP, INC.

Dated: November 13,  1997                     By:  \s\  William J. Fossen
                                                   ---------------------------
                                                   William J. Fossen, President


Dated: November 13, 1997                      By:  \s\  William J. Fossen
                                                   ---------------------------
                                                   William J. Fossen
                                                   Chief Financial and
                                                   Accounting Officer

                                      EX-21
                         Subsidiaries of the Registrant



                                  EXHIBIT 21.1


       Viking Capital Group, Inc. and Subsidiaries
        List of subsidiaries of the registrant

The following are current subsidiaries of Registrant.

Subsidiary and Name Under Which Business is Done        Where Organized
------------------------------------------------        ---------------

Viking Financial Services, Inc.                                   Texas
Viking Insurance Services, Inc.                                   Texas
Viking Systems, Inc.                                              Texas
Viking Administrators, Inc.                                       Texas
NIAI Insurance Administrators, Inc.                          California
Triple A Annuity Marketing, Inc.                                Arizona