Form 10QSB/A
period 1997-09-30
VIKING CAPITAL GROUP INC
filed 1997-11-20
CIK 886093

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-QSB/A

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
       EXCHANGE ACT OF 1934

                     For the period ended September 30, 1997

                                       OR

[ ] TRANSITION  REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
     EXCHANGE ACT OF 1934
                     For the transition period from __ to __

                           Commission File No. 0-22744


                           VIKING CAPITAL GROUP, INC.
                  ---------------------------------------------
        (Exact name of small business issuer as specified in its charter)


             Utah                                       87-0442090
 -------------------------------              -------------------------------
 (State or other jurisdiction of             (IRS Employer Identification No.)
 incorporation or organization)

        Two Lincoln Centre, Suite 300, 5420 LBJ FWY, Dallas, Texas 75240
                    (Address of principal executive offices)

                                 (972) 386-9996
                           (Issuer's telephone number)


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

                           VIKING CAPITAL GROUP, INC.



                                      INDEX


                                                                                 Page
                                                                                 Number
                                                                                 ------
PART I - FINANCIAL INFORMATION

  Item 1. Financial Statements

    Consolidated Balance Sheets - September 30, 1997 and December 31, 1996           3

    Consolidated Statements of Operations - For the three
    months ended September 30, 1997 and 1996                                         5

    Consolidated Statements of Operations - For the nine
    months ended September 30, 1997 and 1996, and for the period from inception
    (November 12, 1986) to September 30, 1997                                        6

    Consolidated  Statements  of Cash  Flows - For the  nine  months  ended
    September 30, 1997 and 1996, and for the period from inception
    (November 12, 1986) to September 30, 1997                                        7

    Notes to Consolidated Condensed Financial Statements                             9


 Item 2. Management's Discussion and Analysis or Plan of Operation.                 11


PART II - OTHER INFORMATION

 Item 5. Other Information                                                          12
 Item 6. Exhibits and Reports on Form 8-K                                           12


SIGNATURES                                                                          14
EXHIBITS                                                                            15


                           VIKING CAPITAL GROUP, INC.
                        (A Development Stage Enterprise)

                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)


                                     ASSETS

                                                               September 30,    December 31,
                                                                  1997              1996
CURRENT ASSETS                                                 -------------    ------------
  Cash                                                         $  3,136         $  9,920
  Accounts receivable                                                --           99,703
  Notes and accounts receivable and accrued interest             81,026           72,485
  Prepaid expense                                                    --              588
                                                               --------         --------
     Total current assets                                        84,162          182,696
                                                               --------         --------

Office furniture and equipment, net                             101,379          113,538

OTHER ASSETS
  Other assets                                                   31,367           31,767
  Accounts receivable, non-current                               50,000               --
  Investment in subsidiary                                       34,800               --
                                                               --------         --------
     Total other assets                                         116,167           31,767
                                                               --------         --------

TOTAL ASSETS                                                   $301,708         $328,001
                                                               ========         ========













The accompanying notes are an integral part of these financial statements.

                           VIKING CAPITAL GROUP, INC.
                        (A Development Stage Enterprise)

                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)



                      LIABILITIES AND STOCKHOLDERS' DEFICIT


                                                                                  September 30,  December 31,
                                                                                     1997           1996
                                                                                  -------------  ------------
CURRENT LIABILITIES
  Accounts payable and accrued expenses                                            $    35,204    $    66,601
  Accrued payroll and payroll taxes                                                    327,466        304,342
  Lease obligation, current portion                                                     25,944         20,688
  Note payable and accrued interest                                                    916,194        342,329
                                                                                   -----------    -----------
     Total current liabilities                                                       1,304,808        733,960
                                                                                   -----------    -----------

LONG-TERM DEBT
  Obligations under capital leases, less current portion                                64,585         76,565
                                                                                   -----------    -----------
     Total liabilities                                                               1,369,393        810,525
                                                                                   -----------    -----------


STOCKHOLDERS' DEFICIT
  Common stock $0.001 par value;  150,000,000 shares authorized;
    16,805,759 and 13,971,720 issued and outstanding as of September
     30, 1997 and December 31, 1996, respectively                                       16,806         13,971
  Common stock Class B $0.001 par value; 100,000 shares
     authorized and outstanding                                                            100            100

  Paid-in capital                                                                    3,751,991      3,304,575

  Deficits accumulated in the development stage                                     (4,830,176)    (3,794,764)
                                                                                   -----------    -----------
                                                                                    (1,061,279)      (476,118)
                                                                                   -----------    -----------

  Less treasury stock - 25,625 shares at cost                                           (6,406)        (6,406)
                                                                                   -----------    -----------

     Total stockholders' deficit                                                    (1,067,685)      (482,524)
                                                                                   -----------    -----------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                        $   301,708    $   328,001
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

                           VIKING CAPITAL GROUP, INC.
                        (A Development Stage Enterprise)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                 Three months ended September 30, 1997 and 1996




                                                   Three months ended
                                                       September 30,
                                                   1997           1996
                                                 --------        -------

Revenue                                     $     50,000    $     49,630

Cost and expenses
   Depreciation and amortization                   7,653             350
   General and administrative expenses           458,805         308,570
                                            ------------    ------------
       Total cost and expenses                   466,458         308,920
                                            ------------    ------------

   Loss from operations                         (416,458)       (259,290)

Other income (expenses)
   Interest income                                 2,585           1,841
   Interest and penalty expense                  (27,514)         (7,193)
   Other                                            --              --
                                            ------------    ------------
       Total other income(expense)               (24,929)         (5,352)
                                            ------------    ------------

Loss before income taxes                        (441,387)       (264,642)

Income tax provision                                --              --
                                            ------------    ------------

Net loss                                    $   (441,387)   $   (264,642)
                                            ============    ============

Loss per common share attributable to
   common stockholders
     Primary                                $      (.028)   $      (.019)


Weighted average common share outstanding
   Primary                                    15,411,557      13,740,287


Dividends per share of preferred stock      $       --      $       --












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



                                                                  Nine months ended             Period from
                                                                    September 30,             November 12, 1986
                                                               1997             1996          to September 30, 1997
                                                             --------        ---------        ---------------------

Revenue                                                   $     50,000     $     49,630          $     366,855

Cost and expenses
   Depreciation and amortization                                22,436            1,000                 36,271
   General and administrative expenses                       1,002,027          922,111              4,983,160
                                                           -----------      -----------           ------------
       Total cost and expenses                               1,024,463          923,111              5,019,431
                                                           -----------      -----------           ------------

   Loss from operations                                       (974,463)        (873,481)            (4,652,576)

Other income(expenses)
   Interest income                                               7,753            5,288                 23,714
   Interest and penalty expense                                (68,703)         (18,471)              (132,832)
   Other                                                             -                -                (37,260)
                                                           -----------      -----------           -------------
       Total other income(expense)                             (60,950)         (13,183)              (146,378)
                                                           -----------      -----------           ------------

Loss before income taxes                                    (1,035,413)        (886,664)            (4,798,954)

Income tax provision                                                 -                -                    (32)
                                                           -----------      -----------           ------------

Net loss                                                  $ (1,035,413)    $   (886,664)         $  (4,798,986)
                                                           ===========      ===========           ============

Loss per common share attributable to
   common stockholders
     Primary                                                  $(.07)            $(.066)


Weighted average common share outstanding
   Primary                                                14,513,400       13,288,926


Dividends per share of preferred stock                        $     -           $    -








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



                                                               Nine months ended                   Period from
                                                                   September 30,                November 12, 1986
                                                               1997             1996          to September 30, 1997
                                                             --------        ---------        ---------------------

Cash flows from operating activities
   Net loss                                             $   (1,035,413)   $    (886,664)        $   (4,798,986)
   Non-cash charges included in operations
     Depreciation and amortization                              22,436            1,000                 36,271
     Common stock issued for services and interest             346,952          209,843              1,404,886
     Note payable issued for services                                -                -                  3,200
     Common stock issued for services and
       accrued expenses                                              -                -                 30,434
     Provision for doubtful notes receivable                         -                -                 52,754
     Common stock issued for interest payable                        -                -                 20,102
     Loss on assets                                                  -                -                 15,000
   Changes in assets and liabilities
     Accounts receivable                                        49,703          (49,630)               (50,000)
     Prepaid expenses                                              588           36,018                    985
     Accrued interest receivable                                     -           (5,289)                (6,623)
     (Increase) in deposits                                        400                -                (31,767)
     Accounts payable and accrued expenses                     (31,397)         (22,836)                58,446
     Accrued payroll and payroll taxes                          23,124           34,399                328,117
                                                          ------------     ------------          -------------
       Net cash used for operating activities                 (623,607)        (683,159)            (2,937,181)

Cash flows from investing activities
   Capital expenditures                                        (10,377)          (2,105)               (31,791)
   Loans made                                                  (10,541)         (68,750)              (214,049)
   Loan repayments                                               2,000            5,000                 17,500
   Other                                                             -                -                (15,050)
                                                          ------------     ------------          -------------
       Net cash used for investing activities                  (18,918)         (65,855)              (243,390)

Cash flows from financing activities
   Stock sale expenses                                               -                -                (11,716)
   Proceeds from sale of common stock                           52,500          601,850              1,773,393
   Proceeds from notes payable                                 706,612          139,090              1,925,598
   Principal repayments of notes payable                      (116,747)         (35,000)              (499,691)
   Principal payments on capital lease obligations              (6,724)               -                 (6,724)
   Security deposit                                                  -          (21,517)                     -
   Proceeds from preferred stock sale                                -                -                 20,000
   Repurchase of preferred stock                                     -          (11,319)               (11,319)
   Preferred dividends paid                                          -             (300)                (5,834)
                                                          ------------     ------------          -------------
       Net cash provided by financing activities               635,641          672,804              3,183,707

Increase (decrease) in cash                                     (6,884)         (76,210)                 3,136


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


                                                               Nine months ended                   Period from
                                                                   September 30,                November 12, 1986
                                                               1997             1996          to September 30, 1997
                                                             --------        ---------        ---------------------

Cash at beginning of period                                     10,000           77,023                      -
                                                          ------------     ------------          -------------
Cash at end of period                                   $        3,136    $         813         $        3,136
                                                         =============     ============          =============

Cash flow information:
   Interest paid                                           $         -      $     6,613            $    34,642
   Income taxes paid                                       $         -      $         -            $        32

Non-cash investing activities:
   Common stock issued for:
     Acquisition of Triple A                               $    34,800      $         -            $    34,800
     Acquisition of NIAI                                   $    10,000      $         -            $    10,000
     Acquisition of VISI                                   $                $         -            $       434
     Oil lease                                             $         -      $         -            $    40,000

Non-cash financing activities:
   Preferred stock issued for:
     Note payable-related party                            $         -      $         -            $    60,000
     Accrued interest-related party                        $         -      $         -            $     4,500
     Accrued expenses-related party                        $         -      $         -            $    25,500

Common stock issued for:
   Services                                                $   345,092      $   209,843            $ 1,207,008
   Repayment of notes payable                                   27,207           12,500                337,357
   Payment of interest                                           1,860              150                 21,963
   Payment of accounts payable                                       -                -                 15,000
   Conversion of preferred stock                                     -                -                100,000
   Payment of preferred stock dividend                               -                -                 25,556

Note payable issued for services                           $         -      $         -            $     3,200
Assignment of oil lease in payment of note payable         $         -      $         -            $    40,000

Common stock acquired for conversion of
   note receivable                                         $         -      $         -            $     6,406

Common stock canceled for conversion of
   note receivable                                         $         -      $         -            $     5,600

Additions to equipment under capital leases                $         -      $         -            $   107,631






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


2.    BUSINESS COMBINATIONS

During the quarter ended September 30, 1997, the Company acquired two additional companies: Triple A Annuity Marketing Inc. ("Triple A") and N.I.A.I. Insurance Administrators, Inc. ("NIAI"). Pursuant to the Reorganization Agreement dated August 8, 1997, the Company acquired all of the outstanding stock of NIAI in exchange for 200,000 shares of its common stock. The NIAI acquisition was accounted for as a pooling of interests. The Company's consolidated financial statements give retroactive effect to the acquisition of NIAI for all periods presented herein. The interim results of the Company for the period from January 1, 1996 to September 30, 1996 have been restated for the NIAI acquisition and include retroactive adjustments to weighted average shares outstanding. NIAI had no activity during these periods, resulting in no effect to revenue, net loss, or net loss per share.

Pursuant to the Reorganization Agreement dated September 4, 1997, the Company acquired all of the outstanding stock of Triple A in exchange for 500,000 shares of its common stock. Due to provisions in the agreement, the transaction was accounted for as an unconsolidated subsidiary under the equity method as it is unclear whether or not control of the subsidiary will be permanent. The investment was recorded at the net book value of Triple A on the date of acquisition.

                           VIKING CAPITAL GROUP, INC.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)




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


4.    EQUITY TRANSACTIONS

During the current quarter certain expenses were paid in stock rather than cash. These amounts included consulting and other services of $182,575 (912,873 shares), loan incentives of $9,300 (46,500 shares), and other miscellaneous expenses totaling $133,316 (666,580 shares). Of the services paid for in stock, $30,000 (150,000 shares) was paid to Matthew W. Fossen for his services.


5.    OPTIONS ISSUED

During the current quarter, the Company issued 1,048,958 common restricted share options with exercise prices between $0.50 and $1.00 and a weighted average price of $0.99.


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

There can be no degree of assurance given that the Company will be successful in completing additional financing transactions. Should the Company be unsuccessful in its efforts to obtain adequate financing, it's current financial condition may be affected adversely, and such affects may be material.


7.    EVENTS SUBSEQUENT TO SEPTEMBER 30, 1997

Subsequent to September 30, 1997, approximately 300,000 shares of common stock were issued for services to unrelated parties and 300,000 shares of common stock were issued to related parties in connection with services as new members on the board of directors.

Item 2. Management's Discussion and Analysis or Plan of Operations.


Material Changes in Results of Operations

         During the three month period ended September 30, 1997, the company continued in its efforts to secure capital and implement its proposed plan of business. In the course of its efforts to fulfill its strategic plan of operation it has acquired, through two stock for stock agreements, an administration company, NIAI Insurance Administrators, Inc., in exchange for 200,000 common restricted shares, and a marketing company, Triple A Annuity Marketing, Inc. in exchange for 500,000 common restricted shares. NIAI Insurance Administrators, Inc. does not have any operating revenues and provides the software and management necessary to administrate life, health & accident, and annuity type insurance business. Triple A Annuity Marketing, Inc. had operating revenues of $23,344 for the three months ended September 30, 1997 and $136,363 for the nine months ended September 30, 1997. Triple A Annuity Marketing, Inc. sells life and annuity products through approximately three thousand agents and submitted such business to various carriers during the nine month period ended September 30, 1997 with annual premiums of approximately $15,394,000. The acquisition of Triple A Annuity Marketing Inc. is accounted for as an unconsolidated subsidiary under the equity method and therefore its profit and loss and balance sheet entries do not appear on the consolidated financial statements except for the registrant's equity share (100%) of its net income since the acquisition and the recording of the initial investment at the net book value of Triple A. During the three month and nine month period ended September 30, 1997, the registrant's equity share of Triple A Annuity Marketing Inc.'s net income is immaterial.

         In connection with its efforts to attract capital and implement its plan of business, the Company incurred general and administrative expenses of $458,805 and reported net losses of $441,387 for the three month period ended September 30, 1997. For the nine month period ended September 30, 1997, general and administrative costs were $1,002,027 and the Company reported a net loss of $1,035,413. Common stock was issued during the three month period ended September 30, 1997 to pay for $325,191 of the total expenses incurred in such period.

Material Changes in Financial Condition, Liquidity and Capital Resources

         The Company had a cash balance of $3,136 at September 30, 1997. During the third quarter of 1997, the company raised $137,000 via short term loans from unrelated parties and an additional $25,000 through private sale of stock.

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

Subsequent events:

         Tommy Walker resigned from the Board of Directors but remains an advisor to the management on an as needed basis. Matthew W. Fossen and Richard
W. Pryor were appointed to the board of directors. Mr. Fossen was also appointed chief financial officer, treasurer, and secretary of the company and Mr. Pryor was appointed executive vice president - technology of Viking Capital Group, Inc. and chairman, president and CEO of Viking Systems, Inc., a wholly owned subsidiary of the company.


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

                                  EXHIBIT INDEX
                                  -------------


EXHIBIT
NUMBER               DESCRIPTION
-------              -----------


 2.1 Stock for Stock agreement - Plan of Reorganization between Registrant and Triple A Annuity Marketing, Inc. (exhibits and schedules omitted) (incorporated by reference to Exhibit 2.2 to the Registrant's Current Report on Form 8-K dated 9/04/97 and filed on 9/19/97)
21.1           List of Subsidiaries of the Registrant
27.1           Financial Data Schedule

                                   SIGNATURES



         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                         VIKING CAPITAL GROUP, INC.

Dated: November 19,  1997           By:  \s\  William J. Fossen
                                          ---------------------------
                                          William J. Fossen, President


Dated: November 19, 1997            By:   \s\  William J. Fossen
                                          ---------------------------
                                          William J. Fossen
                                          Chief Financial and
                                          Accounting Officer

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