Form 10KSB
period 1997-12-31
VIKING CAPITAL GROUP INC
filed 1998-03-30
CIK 886093

SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.20549
                                   FORM 10-KSB
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934 (Fee Required)

                   For the Fiscal Year Ended December 31, 1997

[ ]TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934 (No Fee Required)

                        For the transition period from        to     .
                                                       ------   -----

                         Commission File Number 0-22744

                           VIKING CAPITAL GROUP, INC.
                 (Name of small business issuer in its charter)

           Utah                                      87-0442090
(State or other jurisdiction             (I.R.S. Employer Identification Number)
 of incorporation)

      Two Lincoln Centre, Suite 300, 5420 LBJ Freeway, Dallas, Texas 75240
              (Address of Principal Executive Offices) ( Zip Code)

Registrant's Telephone Number, Include Area Code: (972) 386-9996
Securities Registered Pursuant to section 12(b) of the Exchange Act:

         Title of Each Class           Name of Each Exchange on Which Registered
                  None                         None

Securities Registered Pursuant to Section 12(g) of the Exchange Act:

                          Common Stock, $.001 par value
                                (Title of Class)

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past twelve(12)months (or for such shorter period that the registrant was required to file such reports);and(2)has been subject to such filing requirements for the past ninety
(90) days. Yes X No
     Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     The issuer's revenues for its most recent fiscal year were $124,527.

     The   aggregate   market   value  of  the  voting   common  stock  held  by
non-affiliates, computed using the average bid and asked price at 03/25/98, was approximately $8,681,803.

     As of March 25, 1998, there were approximately 22,731,404 shares of Common Stock (Class A) and 100,000 shares of Class B Common Stock of the issuer outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

     The following document is incorporated  herein by reference in Item 10 Part
III:
     Adoption of an Employee Stock Option Plan as described and incorporated into the Proxy Statement on the annual statement for fiscal year ended December 31, 1995.



                                TABLE OF CONTENTS





                                                                                                           Page
PART I
                  Item 1.  Description of Business...................................................        3
                  Item 2.  Description of Properties.................................................        7
                  Item 3.  Legal Proceedings.........................................................        7
                  Item 4.  Submission of Matters to a Vote of Security Holders.......................        7

PART II
                  Item 5.  Market for Common Equity and Related Stockholder Matters..................        8
                  Item 6.  Management's Discussion and Analysis......................................        9
                  Item 7.  Financial Statements......................................................       11
                  Item 8.  Changes in and Disagreements with Accountants on
                             Accounting and Financial Disclosure.....................................       12

PART III
                  Item 9.  Directors, Executive Officers, Promoters and Control Persons
                               Compliance with Section 16(a) of the Exchange Act.....................       12
                  Item 10. Executive Compensation....................................................       14
                  Item 11. Security Ownership of Certain Beneficial Owners
                                and Management.......................................................       16
                  Item 12. Certain Relationships and Related Transactions............................       17
                  Item 13. Exhibits and Reports on Form 8-K..........................................       17
Signatures...........................................................................................       18
Exhibit  Index ......................................................................................       19



                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

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

     The Company subsequently abandoned its financial consulting and education activities and pursued and abandoned various other opportunities and Mr. Sylvester returned the shares of common stock received from the Company for cancellation. In February of 1990, the Company changed its name to Viking Capital Group, Inc. when the present management became involved. In November of 1991, the Company declared a 1 for 5 reverse stock split.

     From 1990 through mid 1994 the Company concentrated only on laying the ground work to become a insurance holding company and a fully reporting SEC public holding company via the filing of the Form 10 with the SEC. In mid 1994 the Company became a fully reporting SEC Company and the effective first reporting period was as of 12/31/93. The next major activity was to enlist a market maker to establish trading in the Company's common stock via the over the counter electronic bulletin board. This was achieved on January 20, 1995. Subsequently, the common stock of the Company has attracted seven (7) market makers spread across the USA, therein trading the stock coast to coast. As of December 31, 1997 the Company's activities include: (1) development of private and institutional investors for various acquisitions, specifically, the purchase of insurance companies, (2) implementation of the plan described below to become a provider of specialized administration and data processing services for insurance companies and banks. The Company, in pursuing these plans, purchased NIAI Insurance Administrators, Inc. and Triple A Annuity Marketing, Inc. in 1997 and concluded the negotiations of a Strategic Joint Venture with Transaction Information Systems, Inc. (TIS). The agreement was signed in early 1998 with TIS for the building of a technical robust architecture capable of supporting the Company's long term strategic initiatives of creating an interactive enterprise insurance and retirement services website.

Description of Business

     Plan of  Operation.  The Company is a  development  stage company which has developed a comprehensive multi-step plan to (1) become a provider of specialized administrative and data processing services for insurance and securities products offered by other companies and (2) acquire a base of insurance managed assets under the Company's management. The Company's primary objective is to provide quality fee based administration, data processing, product development and management consulting services to businesses, particularly banks and insurance companies, and to build its own insurance managed assets via acquisitions and reinsurance purchases to a total of $1.5 billion of insurance managed assets. The Company's financial methodology is to generate profits from its fee based services described above, equal to or in excess of the cost of managing its own proposed to be purchased insurance company assets and policy holders. This methodology is expected to allow the Company to achieve a higher margin of profitability than its competitors and allow shareholder equity to grow as the managed asset base grows. Management expects the Company's proposed services will permit financial services companies, particularly small to medium sized insurance companies, banks and investment banks, to expand their sources of revenues while minimizing costs. Implementation of the Company's plan of operations is expected to be carried out through one or more strategic acquisitions of, or combinations with, operating companies. While the Company has not purchased an insurance company yet, it has started operations in corporate relations services, via Viking Financial Services, Inc., insurance marketing services, via Viking Insurance Services, Inc., data processing services, via Viking Systems, Inc. (incorporated in 1996), administration services, via Viking Administrators, Inc. (incorporated in 1996) and the purchase of NIAI Insurance Administrators, Inc. and Triple A Annuity Marketing, Inc. There is no assurance that the Company can successfully continue to fund the start-up of Viking Financial Services, Inc., Viking Insurance Services, Inc., Viking Systems, Inc., Viking Administrators, Inc. and other purchased operations or that such other operations can be integrated and carried out on a profitable basis.

     While the Company presently has no known, specific source of funds to implement its total plan of operations, the Company intends to pursue its plan of operations through mergers, exchanges of stock for assets or stock, the issuance of debt and/ or the private placement or public offering of stock for cash. The Company believes that its status as a reporting company under the Securities Exchange Act of 1934, the trading of its common stock on the over the counter electronic bulletin board (symbol VGCP) and the stature and industry contacts of Chairman, William J. Fossen, will make it more attractive to potential merger or acquisition candidates and will enhance the Company's ability to raise capital through the placement of its debt and/or equity securities. No binding agreements, or agreements in principal, to raise capital for the Company or invest in the Company existed as of December 31, 1997, and, therefore, there can be no assurance that the Company will be successful in obtaining the financing necessary to implement its plan of operations.

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

     The operations of Viking Financial Services, Inc. has been carried out to date by non-salaried individuals. No gross income was generated during 1997 from the operation of Viking Financial Services, Inc..

     Insurance Marketing Services Company. (Viking Insurance Services, Inc. /Triple A Annuity Marketing, Inc ) On May 6, 1995 the Company purchased for 450,000 common shares, the national marketing operations of Viking Insurance Services, Inc. The Company purchased Triple A Annuity Marketing, Inc.(Triple A) in September of 1997. Triple A has over 3,000 General Agents and writes approximately $15 to $25 million of annualized life insurance premiums per year for several unrelated insurance companies. Triple A has a rescission clause that allows the seller to rescind the purchase in September of 1998 should the Company's common stock not trade at $3.00 per share.

     Data Processing Company. (Viking Systems, Inc.) The Company formed and incorporated Viking Systems, Inc. on February 15, 1996. Viking Systems, Inc. will serve as the Company's data processing center for all the Company's Management Information Systems (MIS) needs and will also serve as a "profit center", providing MIS services to outside client corporations. Total gross revenues of $124,527 were attributable to VSI generated in 1997 from various equipment sales over rides and recognition of $50,000 revenue from a software licensing agreement. Viking Capital Group, Inc. announced in January 1998 a Strategic Joint Venture with Transaction Information Systems, Inc. (TIS) as an integral step in the strategic plan of placing Viking Capital Group, Inc. via Viking System, Inc. at the forefront of utilizing the information superhighway for agent and policy holder services. This capability which is to be derived from TIS's building VSI a Robust Technical Architecture that integrates VSI's systems with the Internet, allows interactive access by all the Company's subsidiaries, future policyholders, employee benefit plan participants and VSI's future data processing client insurance companies. As of 12/31/97 the Company or Viking Systems, Inc. had no new commitments or agreements with the Federal Government or any other outside corporate client.

     Administration Services. (Viking Administrators, Inc./NIAI Insurance Services, Inc.) The Company, through Viking Administrators, Inc.(incorporated during 1996), intends to offer a comprehensive range of administrative services associated with the internal operations of insurance companies, including but not limited to accounting, billing, policy issuance, policy servicing, compliance and financial reporting services. In August of 1997 the Company purchased for stock NIAI Insurance Administrators, Inc. as part of its plan to provide insurance administration. NIAI's pick software system will be integrated with the systems created by Transaction Information Systems, Inc. (TIS) as part of the Strategic Joint Venture with TIS. NIAI specializes in Group and Individual Health Insurance Administration. As of December 31, 1997, the Company had not entered into any negotiations, commitments or agreements to provide administration services. There can be no assurances that the Company can successfully contract and/or fund the operations of Viking Administrators, Inc. and NIAI Administrators, Inc.

     Proposed Acquisition of Insurance Company. The Company is proposing to purchase a life and/or property and casualty insurance company. The purchase of its own insurance company will allow the Company the choice of issuing its own master policy to the World Travelers Association, therein increasing its gross profits as compared to issuing a Travel Plan through an unrelated insurance company and initiate its direct to policyholder sales via the internet. The purchase of a life insurance company, in addition to facilitating uniform compliance with required Viking Administrators, Inc. and NIAI Insurance Administrators, Inc. administrator license requirements, is expected to serve as a warehouse or structure within which the Company intends to acquire insurance policies with a goal of accumulating a managed asset base of $1.5 billion. The Company intends to acquire blocks of insurance utilizing three methods: (1) reinsuring a portion of the Company's client insurance companies' insurance sales for whom the Company is performing data processing and administration services; (2) purchasing blocks of business (a block or book of business is generally described as a number of insurance policies of the same type or plan), including the required accumulated reserves, typically comprised of securities and some mortgages and real estate, referred to as "managed assets"; and (3) purchasing entire insurance companies so as to take over all of the desired blocks of business in the targeted insurance company.

     Management presently has identified several targets that are available. These targets may or may not be available upon the Company's completion of its capitalization. However, management believes that appropriate companies are readily available. The anticipated cost of acquiring and capitalizing an operation is estimated at $3,000,000 to $7,700,000 for a shell insurance company and from $15,000,000 and up for existing operating insurance companies, depending upon the assets accumulated in such a target insurance company. Management looks for targets that have under performing investment portfolios, but with high quality investments and high per policy general administrative expenses compared to the Company's service costs. There can be no assurances that the Company can successfully contract and/or fund the purchase of an insurance company.

     Market and Competition. The Company is presently aware of no other company providing or planning to provide services of the nature and scope proposed to be offered by the Company in the medium to small insurance company market. However, as the trend toward "outsourcing" continues to grow as a means of controlling costs and maximizing profitability, management expects that other companies will attempt to duplicate the Company's proposed services.

     Employees. At December 31, 1997, the Company had 11 employees. The Company's relations with its employees are favorable.

     Year 2000. The software of the Company is year 2000 compliant. The Company continues to evaluate the effect of the year 2000 issue with respect to the Company's outside service providers and advisors.

ITEM 2.  DESCRIPTION OF PROPERTIES

     The Company's executive offices are located in 15,189 square feet of office space at Two Lincoln Centre, 5420 LBJ Freeway, Suite 300, Dallas, Texas 75240 at the rate of $21,518 per month for a period of sixty (60) months through 6/31/2001. Approximately 5,000 square feet are subleased to an independent third party pursuant to a written lease agreement providing for monthly lease payments of $7,968 through 6/30/98. Either party may cancel the sublease with 60 days notice to the other party. Neither party intends to give such notice at the time of this report. The Company has not as of this date herein, determined its full space requirements for the months subsequent to 6/30/98. The Company's present facilities are believed to be adequate to support its present holding company and data processing operations for the remainder of the lease.

ITEM 3.  LEGAL PROCEEDINGS

     The Company is not involved in any threatened, pending or ongoing litigation to the best knowledge of management.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the fourth quarter, the Company's shareholders were solicited via proxy pursuant to regulation 14A, to vote on the election of the board of directors at an annual meeting of the shareholders dated December 16, 1997. Vote tabulations are listed below and the persons designated constitute the entire board as of the date of this report.

                                    For              Against  Abstain
William J. Fossen               11,306,287          13,381      1,636
Mary M. Pohlmeier               11,311,012           8,655      1,637
Robin M. Sandifer               11,306,286           8,655      6,363
Matthew W. Fossen               11,300,286          20,882        136
Richard W. Pryor                11,307,786           8,656      4,862

Total shares entitled to vote:  18,342,691
Shares represented by proxy:    11,321,304
Shares not voted:                7,021,387
Broker non-votes:                        0

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market

     The Company's common stock began trading in the over the counter (OTC) market January 20, 1995 and trades on the OTC market currently. The Company's trading symbol is "VGCP". The volume in the trading averages approximately 23,000 shares a day. As of 12/31/97 the stock was quoted at $1.19 ask and $1.13 bid. There is a total of approximately 21,555,161 common shares outstanding of which approximately 6,386,167 are free trading shares as of 12/31/97.

     At December 31, 1997 the Company had 100,000 shares of Class B common stock authorized and outstanding. All 100,000 shares were issued to William J. Fossen, Chairman, President and CEO of the Company. The Class B common shares can choose to elect two thirds (2/3) of the board of directors.

The following table sets forth the approximate low and high bid prices for each quarter of the last two years for shares traded in the over the counter market. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.
               Bid               Bid                       Bid         Bid
QTR            Low               High         QTR          Low         High

1Q96           $0.3125         $0.75          1Q97         $0.0625    $0.25
2Q96           $0.4375         $1.125         2Q97         $0.15625   $0.8125
3Q96           $0.34375        $1.000         3Q97         $0.240     $0.46
4Q96           $0.625          $0.4375        4Q97         $0.1875    $1.625

     At December 31, 1997, the Company had outstanding options of 11,805,291 of which 7,731,408 are currently exercisable for the purchase of common stock.

     Of the 21,555,161 shares of common stock outstanding at December 31, 1997, approximately 15,168,994 shares are "restricted stock" as defined by Rule 144. At December 31, 1997, approximately 6,131,160 shares of the restricted common stock were eligible for resale pursuant to Rule 144.

     Prior to December 31, 1997, the Company had outstanding certain note agreements. All these note holders were offered a one time opportunity to convert their notes and purchase a like amount of additional common shares by October 1, 1995 for a conversion price of $1.10 per share. At 12/31/97 all these note holders had converted or were repaid. Total conversion and purchase rights were 230,182 common restricted shares. The shares are required to be registered for resale (registration rights) when and if the Company ever filed for any registration of any of its authorized but unissued common shares.

Note holders that converted to common stock received one A warrant and one B warrant for each dollar that they convert. Each A warrant is exercisable at $3.00 per share when the trading bid price of the common stock reaches a $4.00 average over five consecutive trading days. Each B warrant is exercisable at $5.00 per share when the trading bid price of the common stock is a $6.00 average over five consecutive trading days. Each such warrant expires upon the ninetieth day after the market trading bid price has reached the designated price as outlined above.

As of 12/31/97 the Company had notes outstanding that were convertible to common restricted shares as follows: $10,000 of convertible notes that had the option to be converted to 40,000 shares; $154,366 convertible notes that had the option to convert to 514,553 shares; $45,000 notes outstanding that had the option to convert to 128,571 shares; $20,000 notes outstanding that had the option to convert to 40,000 shares; $8,154 notes outstanding that had the option to convert to 10,872 shares. All except $5,000 of these notes, if converted, carry an additional option to purchase the same number of common restricted shares which the holder was originally entitled to convert. The option price is the same as the conversion price except $107,000 convertible note with a conversion rate of $0.30 and option rate of $0.50 per share. All notes are due in 1998 and all options, if the notes are converted, are for a period of one year. Subsequent to December 31, 1997, notes of $128,664 were converted to 351,765 of common shares.


Holders

     At December 31, 1997, there were approximately 1,100 holders of record of the common stock of the Company.

Dividends

     The Company has paid no cash dividends to any common equity holders to date and does not expect to pay any dividends in the foreseeable future. Payment of dividends on the Company's common stock is subject to the payment of all accumulated dividends payable to holders of the Company's outstanding preferred stock, if any. The Company had no preferred stock outstanding as of 12/31/97. Other than the foregoing, there are no restrictions, nor are there likely to be in the future, that limit the ability of the Company to pay dividends on its common stock.

ITEM 6   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     The Company's operations for the four years ended December 31, 1994 have consisted of efforts to develop its existing plan to become a provider of specialized administration and data processing services for the insurance and financial services industries as described elsewhere herein and efforts to attract capital in order to implement the Company's plan of operations. In addition, during this period the Company has become a fully reporting SEC company and publicly traded with market makers offering the Company's common stock across the USA. The Company became a fully reporting SEC Company in 1994 and its common stock began trading on the over the counter electronic bulletin board January 20, 1995. The Company has received no significant revenues through 1995, revenues of $273,925 in 1996, and revenues of $124,527 in 1997 and has generated substantial losses in all years.

     The Company's plan of operation is described in full in Item 1. Business, above. The Company's plan of operations has been implemented in multiple phases with the implementation of each phase being subject to the receipt of various levels of funding. It is management's belief that such phases have been accomplished as it pertains to preparing the Company for the acquisition of its first insurance company. Complete implementation of the Company's plan of operations is anticipated to require approximately $272,200,000 of funding in four phases. In phase I the Company is seeking to secure $2,500,000 in the form of a equity sale of the Company's common stock for the instigation of its data processing business for its own operations and its future client insurance companies, $7,700,000 in phase II in the form of a loan for the purchase of a shell life insurance company, $12,000,000 in phase III in the form of a equity sale of common stock for the repayment of the $7,700,000 loan and working capital and in phase IV, $250,000,000 in the form of a equity offering of its common stock for the repayment of the line of credit from the purchase of the first two asset based life insurance companies equaling $500,000,000 in assets and the purchase of four more asset based life insurance companies equaling $1,000,000,000 in assets for the completion of its goal of achieving $1,500,000,000 in managed insurance assets. There can be no assurance that such funding will be obtained or that the proposed plan of operation will be completed.

     Viking Financial Services, Inc. (VFSI), a wholly owned subsidiary of the Registrant, was incorporated June 10, 1994, in the state of Texas, Viking Insurance Services, Inc. (VISI) was purchased as a wholly owned subsidiary of the Registrant on May 6, 1995, Viking Systems, Inc. (VSI), a wholly owned subsidiary of the Registrant, was incorporated February 7, 1996 in the state of Texas and Viking Administrators, Inc., (VAI) a wholly owned subsidiary of the registrant, was incorporated March 27, 1996 in the state of Texas. NIAI
Insurance Administrators, Inc. (NIAI), was purchased as a wholly owned subsidiary of the Registrant August 14, 1997 and Triple A Annuity Marketing, Inc., (Triple A) was purchased by the Registrant as a wholly owned unconsolidated subsidiary of the Registrant, September 11, 1997 (See Item I. Business - Corporate Relations Services, Viking Insurance Services, Inc., Triple A Annuity Marketing, Inc., Viking Systems, Inc., NIAI Administrators, Inc. and Viking Administrators, Inc. above). VFSI began limited operations on May 1, 1996 and had no revenue during 1997. VISI filed and contracted for insurance marketing products with other insurance companies in 1996 and generated no revenue in 1997. VSI completed a Joint Venture Marketing Agreement with Tienmark Technology, Inc. of Taipei, Taiwan on 12-13-97. The contract allows VSI to market Tienmark arranged electronic products for sale in the US and VSI arranged electronic products for sale in Taiwan. Viking Systems, Inc. continues towards the completion of its own technical robust architecture via Transaction Information Systems, Inc. and the integration of a purchase of a leading life software system which together will place all systems on a Corporate Intranet and the Internet. Revenues attributable to VSI for 1997 were $124,527. None of the other subsidiaries have generated any revenue except for Triple A Annuity Marketing, Inc. which is an unconsolidated subsidiary that is being accounted for under the equity method.

     During 1997, the Company purchased NIAI Insurance Administrators, Inc. for 200,000 common shares and Triple A Annuity Marketing, Inc. for 500,000 common shares. NIAI has not been operational pending the Company purchasing its own insurance company. Triple A has over 3,000 General Agents and writes approximately $15,000,000 to $25,000,000 of life insurance premium per year for unrelated life insurance companies. Triple A has a rescission clause that allows the seller to rescind the purchase in September of 1998 should the Company's common stock not trade at $3.00 per share. This leaves the last phase of the strategic plans for the infrastructure build up of the Company, which is to purchase an insurance company. The Company plans to sign a strategic alliance with a broker/dealer and prepare for a public and/or private offering of approximately $2,500,000 and $12,000,000 of the Company's common stock. The cost of implementing such steps is estimated to be $150,000. If the Company is successful in securing such funding and carrying out such steps, the Company expects to utilize the proceeds of the proposed public and/or private offering and other available funding to implement the remaining phase of the Company's plan of operations of acquiring and capitalization of the first insurance company at an estimated cost of $7,700,000. The estimated cost to acquire further insurance assets via the purchase of insurance companies and/or individual books of insurance business to reach the Company's goal of $1.5 Billion, is $250,000,000. The estimated completion cost for equipment and software of the DP center (VSI) is $500,000 and $1,200,000 respectively. The estimated start-up cost of an administration center is $150,000. There can be no assurance that such funding will be obtained or that the proposed plan of operation will be completed.


     At December 31, 1997, the Company had cash on hand of $123,454, total current assets of $293,164 including cash, and liabilities totaling $889,020. Subsequent to 12/31/97 the Company had received additional cash via exercised common restricted stock options of $164,729, private promissory note placement of $53,500, and collection of accounts receivable of $59,074. Also subsequent to 12/31/97, $128,664 of $237,520 promissory notes outstanding as of 12/31/97 converted to common stock. The Company anticipates that the funds on hand will only sustain current operations for approximately the first six months and are not sufficient to implement any of the Company's plan of operations. Accordingly, in order to sustain operations past such period and to implement the Company's plan of operations, the Company must secure funds from other sources.

     The Company will continue to negotiate for funding of up to $14,500,000 to fund the acquisition of a shell insurance company, purchase of a life software system, purchase of computer equipment, completion of its technical architecture systems middle-ware and provide additional working capital for subsidiaries. The Company has not received any commitments from any private or institutional lender or investor or from any other source to provide funding to the Company as of 12/31/97. Accordingly, while the Company believes that it can successfully conduct a private placement of debt and/or equity, continue to capitalize its subsidiaries, establish broker/dealer alliances and conduct a public offering before the end of 1998, with implementation of the remaining phase of the Company's plan of operations to follow shortly thereafter, there is no assurance that the Company can successfully complete a private placement of debt and/or equity or a public offering or that it can successfully implement any of its plan of operations. Failure to successfully complete a private placement and/or public offering of debt and/or equity, or securing funding from other sources, would materially adversely affect the timing and ability of implementation of the Company's plan of operations. If the Company is successful in implementing its plan of operations, the Company will be required to lease, acquire or construct significant additional facilities and equipment and hire substantial additional employees to carry out such operations.

ITEM 7.  FINANCIAL STATEMENTS

The "F series" pages follow page 18 and begin with "F-1"

                                                                                                              Page
                                                                                                              ----
Independent Auditor's Report...................................................................................F-3
Consolidated Balance Sheets as of December 31, 1997, and 1996..................................................F-4
Consolidated  Statements  of Operations  for the years ended  December 31, 1997, 1996 and for the period from  inception  (November  12,  1986) to  December  31, 1997...................................F-6
Consolidated Statements of Stockholders' Equity for the years ended December 31, 1997, and  1996  and for the  period  from  inception  (November  12,  1986) to December 31,1997 ....................F-7
Consolidated Statements of Cash Flows for the years ended December 31, 1997, 1996,




and for the period from inception (November 12, 1986) to December 31, 1997.....................................F-13
Notes to Consolidated Financial Statements ....................................................................F-16





ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     The Company's financial statements are audited by King Griffin & Adamson P.C., Dallas, Texas. King Griffin & Adamson P.C. also audited the Company's financial statements for the prior year. King Griffin & Adamson P.C.'s name was changed from King Burns & Company, P.C. effective March 1, 1997.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Information Regarding Present Directors and Executive Officers

     The following table sets forth certain information concerning the Company's current directors and executive officers:

                      Age                Title
                      ---               -------
William J. Fossen     59                Chairman of the Board, President and CEO
Matthew W. Fossen     32                Director, CFO, Secretary, Treasurer
Mary M. Pohlmeier     49                Director
Robin M. Sandifer     60                Director
Richard W. Pryor      65                Director, Executive VP- Technology

     Officers and directors are elected on an annual basis. The terms for each director will expire at the next annual meeting of shareholders or at such time as a successor is duly elected. Officers serve at the discretion of the Board of Directors.

     There is one family relationship among the Directors and Officers.  Matthew
W. Fossen is the son of William J. Fossen.

     The following is a biographical summary of the business experience of the directors and executive officers of the Company including dates of service as directors:

     William J. Fossen has served as Chairman, CEO & President of the parent Company since 1989 has extensive executive experience in all facets of Life Insurance Company operations, and public holding company operations and holds a BS degree in Education from Valley City State University. Fossen founded his own Financial Services Company in North Dakota which grew to seven offices and Sixty Six full time brokers selling securities. After selling his own firm, Fossen joined Life Investors Insurance Company where he served as a Vice President in various executive roles for thirteen years. During this period Mr. Fossen was responsible for opening the licensing of various states and their subsequent sales operations. Fossen initiated the first open ended Real Estate Investment Trust which was followed by a second Real Estate Investment Trust. These trusts grew to over $425 million of managed trust real estate. For several years Mr. Fossen was responsible for Iowa sales operations (the core sales operation) where he doubled the premium in one year. Life Investors built its managed asset base primarily by purchasing other insurance companies of which Mr. Fossen played various active roles in their purchase and post acquisition structure and operations. Life Investors grew to a $10.5 Billion of insurance in force company with $1.2 Billion of managed assets and was then sold for $36 per share at which time Mr. Fossen left the Company and sold his $2.75 per share holdings. Fossen formed his own family company, National Investors Holding Corporation, in 1983 which has owned various operations including a small life insurance company. The company is now inactive. Fossen took over Viking Capital in 1989 and began its full management in 1994.

     Matthew W. Fossen has served as a director and officer since November 1997. Mr. Fossen has experience in the life and health insurance industry and financial reporting systems. His insurance experience includes home office operations such as new policy development, agent licensing and contracting and premium accounting in addition to field sales experience. His financial reporting systems experience was gained at Texas Instruments from 1991 to 1996. At Texas Instruments he developed specialized reporting systems for special needs ranging from inventory analysis to multiple country sales while living in TI locations around the world including Tokyo, Nice, Dallas, and Austin. Fossen holds a BBA from The University of Texas, Austin and an MBA from The University of North Texas where he was named outstanding MBA candidate in finance, in addition to receiving the Financial Executive Institute award.

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

     Robin M. Sandifer has served as a director of the Company since 1997. Mr. Sandifer holds a degree in Economics. Mr. Sandifer has had a successful career in the food sales and distribution industry where he has been responsible for up to $250 million in annual sales with operations in eleven processing plants. He has been the successful owner and CEO of Tex American Food Marketing, Inc. since 1982.

     Richard W. Pryor has served as a director since 1997. Mr. Pryor has experience in the development of integrated data networks for private enterprise as well as the U.S. government and governments around the world. In 1982, Pryor retired from the U.S. Airforce after being conferred the rank of Major General by the U.S. Congress. At the time of his retirement, he was the director of the Defense Communications System, the worldwide communications satellite and data network for the Army, Navy and Air Force. His organization employed 17,000 people with an annual budget of $2 billion. His Air Force career was spent flying planes such as the B-57(Canberra), in addition to communications, research and development, and program management. After retirement, Pryor was recruited by ITT Corporation to become the president and general manager of its flagship company, ITT World Communications (World Com). The company employed 2,000 and generated $250 million in annual revenue, generating more than $40 million in after tax income. Pryor was the chief architect of a successful plan to migrate the company's flagging telex business to private network implementation for banks and other volume users such as American Airlines and SABRE. He orchestrated the purchase and operated the largest electronic mail company (at the time), ITT Dialcom.

Pryor also served as successful president and general manager of Christian Rovsing, an ITT acquisition purchased from bankruptcy. Pryor took this company out of bankruptcy and the entity was sold in the following year after announcing nearly $100 million in new contracts. Mr. Pryor was then recruited by EDS in 1986 to serve as executive vice president, EDS Communications Corporation. Since 1986 Mr. Pryor has been involved as an executive in several communications related companies including International Mobile Machines Corporation, Ultranav Corporation, and Prism Video Inc. In September 1995 Mr. Pryor also joined Value Added Communications as president and CEO. The company had over $40 million in debt, negative cash flow, and minimal assets. Thirty days after joining Value Added Communications, Mr. Pryor placed the company into Chapter 11. Once a buyer committed to purchase VAC, Mr. Pryor resigned. The company was successfully sold by the Trustee and emerged from bankruptcy in 1996.

Except as noted above, during the past five years, none of the Company's executive officers or directors have been convicted in a criminal proceeding (other than traffic violations and other minor offenses) or been parties to any bankruptcy, insolvency or similar proceedings, individually, or as an executive officer or general partner of a business in bankruptcy, insolvency or similar proceedings.

Compliance With Section 16(a) Of The Exchange Act
         Not Applicable

ITEM 10. EXECUTIVE COMPENSATION

Summary Compensation Table

     The following table sets forth information concerning cash and non-cash compensation paid or accrued by the Company and its subsidiaries to or on behalf of the Company's Chief Executive Officer, William J. Fossen, during the four years ended December 31, 1997. Matthew W. Fossen, the son of William J. Fossen, became an Officer and Director of the Company during the fourth quarter of 1997 and received 150,000 common restricted shares valued at $30,000 upon joining the Board of Directors. He received additional remuneration from the Company prior to becoming an employee. Please see Related Transactions Item 12 Part III for details. No other executive officer of the Company received, or had accrued on his or her behalf, total compensation exceeding $100,000 during such periods.



                                                     Annual Compensation
                                                     -------------------
                                    Fiscal                                   Other Annual    All Other
Name and Principal Position         Year              Salary        Bonus    Compensation    Compensation
---------------------------         --------         ----------     ------   ------------    ------------
William J. Fossen                   (1) 1997          $29,536(5)    $ -0-       $ -0-        $ 37,150 (6)
President and Chief                 (2) 1996          $89,400(5)    $ -0-       $ -0-        $ -0-
Executive Officer                   (3) 1995          $55,438(5)    $ -0-       $ -0-        $ -0-
                                    (4) 1994          $63,275(5)




(1)   The aggregate remuneration to William Fossen during 1997 consisted of $29,536 in cash
(2)   The aggregate remuneration to William Fossen during 1996 consisted of $89,400 in cash.
(3)   The aggregate remuneration to William Fossen during 1995 consisted of $55,438 in cash.
(4)   The aggregate remuneration to William Fossen during 1994 consisted of $63,275 in cash.
(5)   The amounts  above  exclude  accrued  salaries at December 31, 1997 not paid of approximately  $401,963. (6) A one time non service related payment during 1997 consisting of 185,750 shares valued at $37,150.
(6)   A one time non service  related  payment during a997  consisting of 185,750 shares valued at $37,150.


Option/SAR Grants Table

     The following table sets forth the options and/or stock appreciation rights
(SARs) made during the last completed fiscal year to each of the named executive officers.

                      Option/SAR Grants in Last Fiscal Year



                                                              Potential Realized Value at
                                                              Assumed Annual              Alternative
                                                              Rates of Stock Price        to (f) and (g):
                                                              Appreciation                Grant Date
                               Individual Grants              for Option Term             Value
----------------------------------------------------------------------------------------------------------
(a)        (b)                (c)           (d)      (e)               (f)       (g)             (h)
          Number of        % of
          Securities       Options/
          Underlying       SARs
          Options/          Granted to      Exercise                                             Grant
          SARs             Employees        or Base                                              Date
          Granted          in Fiscal        Price     Expiration                                Present
Name      (#)              Year             ($/Sh)    Date             5% ($)    10%($)          Value $
----------------------------------------------------------------------------------------------------------



William J. Fossen
President and Chief                         None granted in 1997
Executive Officer

Compensation of Directors

     The Directors of the Company are not paid any fee for their services in such capacity on a regular plan. During 1997, Rob Sandifer, Richard W. Pryor and Matthew Fossen each received 150,000 shares upon joining the Board of Directors.

Employment  Contracts  and  Termination  of  Employment  and   Change-in-Control
Arrangements

         The Company has no employment contracts with any of its present executive officers and has no plans or arrangements with respect to payments resulting from the resignation, retirement or any other termination of a named executive officer's employment or from a change-in-control of the Company.
The Company does have past due salaries accumulating to Mr. Fossen of approximately $401,963.

Compensation Pursuant to Plans

     The Company has adopted Viking  Capital Group,  Inc. 1996 Stock Option Plan
(Plan) which was approved by the shareholders at the 1995 annual meeting. Such Plan is incorporated by reference as described at Item 13.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                             PRINCIPAL SHAREHOLDERS
                             ----------------------
                                December 31, 1997
                                -----------------

     The following table sets forth the names of the persons who own stock of the Company of 5% or more, of record or beneficially, and all officers and directors of the Company and all officers and directors as a group.


                                          Common Shares and Percentages Owned
  ---------------------------------------------------------------------------------------------------
                                                                                         Fully
Name                                Shares Owned              Percent (1)               Diluted (8)

National Investors                    900,000 (2)              3.8%                       2.5%
Holding Corp.

William J. Fossen                   3,085,750 (3)             13.0%                       8.7%

Tommy L. Walker                     2,200,000 (4)              9.2%                       6.2%

Mary M. Pohlmeier                   1,096,353 (5)              4.6%                       3.1%

Matthew W. Fossen                     851,627 (6)              3.6%                       2.4%

Richard W. Pryor                      150,000 (7)              0.6%                       0.4%

Robin M. Sandifer                     305,410                  1.3%                       0.9%

All Officers, Directors
and Beneficial owners
as a Group                          8,589,140                 36.1%
Fully Diluted                       8,589,140                                            24.2%



(1) Based on 21,555,161 shares outstanding at December 31, 1997 plus 2,238,496 shares represented by options that are exercisable within 60 days of this report as follows: William J. Fossen, 1,000,000 shares; Tommy L. Walker, 1,000,000 shares; Mary M. Pohlmeier, 238,496 shares;.
(2) William J. Fossen is President and 56% owner of National Investors Holding Corporation (NIHC). All NIHC shares have been pledged to First City Bank, Farmers Branch, Texas.
(3) Includes 1,000,000 shares which may be acquired by Mr. Fossen upon the exercising of options at $1.00 per share. Excludes 1,300,127 shares held by Mr. Fossen's adult children to which Mr. Fossen disclaims benefical ownership.
(4) Includes 1,000,000 shares which may be acquired by Mr. Walker upon the exercising of options at $1.00 per share.
(5) Includes 238,496 shares which may be acquired by Ms. Pohlmeier upon the exercising of options of 58,496 shares exercisable at $0.50 per share and 180,000 shares exercisable at $1.00 per share.
(6) Excludes 400,000 shares which may be acquired by Mr. Fossen upon the exercising of options at $1.00 per share.
(7) Excludes 400,000 shares which may be acquired by Mr. Pryor upon the exercising of options at $1.00 per share.
(8) At 12/31/97 the Company had outstanding options for 11,805,291 shares of which 7,731,408 were exercisable at 12/31/97. Fully diluted shares outstanding at 12/31/97 are 35,598,948.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     During 1997, Matthew W. Fossen was paid $40,317 cash and 150,000 common restricted shares valued at $30,000 for consulting services, and received 47,460 common restricted shares valued at $9,444.54 for a one time non-compensatory remuneration before becoming an Officer and Director of the registrant. Mr. Fossen received 150,000 common restricted shares valued at $30,000 upon joining the Board of Directors in the fourth quarter of 1997. As an employee, Mr. Fossen was granted a five year option for 400,000 common restricted shares exercisable at the rate of 100,000 shares per year at $1.00 per share. Matthew W. Fossen is the son of William J. Fossen.

     During  1996  and  1997,  no  other   transaction   or  series  of  similar
transactions involving persons named in Item 11 above or any of their immediate family occurred which would have involved an amount in excess of $60,000.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K


(a)      Exhibits

Exhibit
Number                 Description of Exhibit
-------                ----------------------
   2.1   Stock for Stock agreement - Plan of Reorganization
         Triple A Annuity Marketing, Inc. ***
   3.1   Articles of Incorporation of Viking Capital Group, Inc. as amended*
   3.2   Bylaws of Viking Capital Group, Inc. as amended*
   4.1   Specimen Common Stock Certificate*
   4.2   Specimen Preferred Stock Certificate*
  10.1   1996 Stock Option Plan of the Registrant Filed on Form 14A in 1996**
  21.1   List of Subsidiaries
  27.1   Financial Data Schedule

* Incorporated by reference pursuant to Exchange Act Rule 12b-23 to the Registrant's Form 10-SB(File No. 0-22744) effective December 27, 1993.
** Incorporated by reference pursuant to Exchange Act Rule 12b-23 to the Registrant's Form 14A (File No. 0-22744) for 1996.
*** Incorporated by reference pursuant to Exchange Act Rule 12b-23 to the Registrant's Form 8K Exhibit 2.2 (File No. 0-22744) dated 9/4/97 and filed on 9/19/97 and Form 8K/A filed on November 18, 1997.


 (b) The  Registrant  filed an 8K/A report on  November  18, 1997 as required by
     Item 7 of Form 8K promulgated by the Commission under the Securities and Exchange Act of 1934, as amended (the "Act") to provide the financial statements required on the Form 8K filed on 9/9/97 relating to stock for stock agreement - plan of reorganization for Triple A Annuity Marketing, Inc.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                   VIKING CAPITAL GROUP, INC.


                                                   By  /s/ William J. Fossen
                                                   William J. Fossen
                                                   President

Dated: March 30,1998

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Signature                                     Title                              Date
---------                                     -----                              ----


_/s/ William J. Fossen                President, Chairman of the Board
----------------------------          and Chief Executive Officer
William J. Fossen                     (Principal Executive Officer)              March 30, 1998


 /s/ Matthew W. Fossen
----------------------------
Matthew W. Fossen                     Director ,CFO, Secretary, Treasurer        March 30, 1998

 /s/ Mary M. Pohlmeier
----------------------------
Mary M. Pohlmeier                     Director                                   March 30, 1998

 /s/ Robin M. Sandifer
----------------------------
Robin M. Sandifer                     Director                                   March 30, 1998

/s/ Richard W. Pryor
----------------------------
Richard W. Pryor                      Director, Exec.VP-Technology               March 30, 1998


                      CONSOLIDATED FINANCIAL STATEMENTS AND
               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

                           VIKING CAPITAL GROUP, INC.
                        (A Development Stage Enterprise)

                           DECEMBER 31, 1997 AND 1996

                           VIKING CAPITAL GROUP, INC.
                        (A Development Stage Enterprise)

                                    CONTENTS




                                                                           PAGE

Report of Independent Certified Public Accountants                         F-3

Financial Statements

     Consolidated Balance Sheets                                           F-4

     Consolidated Statements of Operations                                 F-6

     Consolidated Statements of Stockholders' Equity (Deficit)             F-7

     Consolidated Statements of Cash Flows                                 F-11

     Notes to Consolidated Financial Statements                            F-14

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
               --------------------------------------------------



To the Board of Directors and Stockholders of Viking Capital Group, Inc.

We have audited the accompanying consolidated balance sheets of Viking Capital Group, Inc. and subsidiaries (a development stage enterprise), as of December 31, 1997 and 1996 and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We did not audit the consolidated statements of operations, stockholders' equity (deficit) and accumulated deficit, and cash flows of Viking Capital Group, Inc. and subsidiaries for the period from November 12, 1986 (inception) to December 31, 1994. Those statements were audited by other auditors whose reports have been furnished to us and our opinion insofar as it relates to the cumulative amounts included for Viking Capital Group, Inc. and subsidiaries is based solely on the reports of the other auditors.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Viking Capital Group, Inc. and subsidiaries as of December 31, 1997 and 1996 and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

As described in Note C, the accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has experienced recurring losses and has not generated any significant revenue since its inception. Additionally, at December 31, 1997, the Company's current liabilities exceeded its current assets by $537,722 and its total liabilities exceeded its total assets by $380,952. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Unless the Company obtains additional financing, it will not be able to meet its obligations as they come due and it will be unable to execute its long-term business plan. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                                /s/ King Griffin & Adamson P.C.
                                                 KING GRIFFIN & ADAMSON P.C.

Dallas, Texas
March 9, 1998


                           VIKING CAPITAL GROUP, INC.
                        (A Development Stage Enterprise)

                           CONSOLIDATED BALANCE SHEETS



                                     ASSETS

                                                                        December 31,

                                                                      1997        1996
                                                                   ---------    ---------
CURRENT ASSETS
  Cash                                                             $ 123,454    $   9,920
  Accounts receivable                                                 65,372       99,703
  Notes receivable, net of allowance of $59,160 in 1997
    and $33,000 in 1996                                               85,062       59,250
  Notes receivable - related party, net of allowance of
    $26,160 in 1996                                                     --          6,612
  Accrued interest receivable                                         19,276        6,623
  Accrued interest receivable - related party                           --            588
                                                                   ---------    ---------
        Total current assets                                         293,164      182,696
                                                                   ---------    ---------

PROPERTY AND EQUIPMENT
  Computer equipment                                                 107,631       97,253
  Furniture and office equipment                                      18,120       18,120
  Software                                                             9,900         --
  Accumulated depreciation and amortization                          (41,924)     (11,835)
                                                                   ---------    ---------
     Net property and equipment                                       93,727      103,538
                                                                   ---------    ---------

INVESTMENT IN SUBSIDIARY                                              34,800         --

OTHER ASSETS                                                          86,377       31,767
                                                                   ---------    ---------

TOTAL ASSETS                                                       $ 508,068    $ 318,001
                                                                   =========    =========


  The accompanying notes are an integral part of these financial statements.


                           VIKING CAPITAL GROUP, INC.
                        (A Development Stage Enterprise)

                     CONSOLIDATED BALANCE SHEETS - Continued



                      LIABILITIES AND STOCKHOLDERS' DEFICIT


                                                                                  December 31,
                                                                                 -------------
                                                                              1997            1996
                                                                         -----------     -----------
CURRENT LIABILITIES
  Notes payable                                                          $   214,000     $   272,720
  Notes payable - related party                                               23,520          62,060
  Current obligations under capital leases                                    27,324          20,688
  Accounts payable                                                           121,955          55,496
  Accounts payable-related party                                               6,700           6,700
  Accrued officer's salary                                                   401,963         283,164
  Other accrued expenses                                                      18,809          25,583
  Interest payable                                                            15,404           5,108
  Interest payable - related party                                             1,211           2,441
                                                                         -----------     -----------
             Total current liabilities                                       830,886         733,960

LONG-TERM DEBT
  Obligations under capital leases, less current portion                      58,134          76,565
                                                                         -----------     -----------
             Total liabilities                                               889,020         810,525
                                                                         -----------     -----------

COMMITMENTS AND CONTINGENCIES  (Notes C, D, F, I, J, K and L)

STOCKHOLDERS' DEFICIT
  Preferred stock $1.00 Par Value; 50,000,000 shares authorized;
     no shares issued and outstanding                                              -               -
  Series A Preferred Stock $10 Par Value; 2,500,000 shares
     authorized, no shares issued and outstanding                                  -               -
  Common stock $0.001 par value; 150,000,000 shares authorized;
     21,555,161 and 13,971,720 issued at
     December 31, 1997 and 1996, respectively                                 21,555          13,971
  Common stock Class B $0.001 par value; 100,000 shares
     authorized, issued and outstanding                                          100             100
  Additional paid-in capital                                               5,447,351       3,294,575
  Deficit accumulated in the development stage                            (5,541,630)     (3,794,764)
                                                                         -----------      ----------
                                                                             (72,624)       (486,118)
             Less treasury stock, 25,625 shares at cost                       (6,406)         (6,406)
             Less stock issued for notes receivable                         (301,922)              -
                                                                         -----------     -----------
             Total stockholders' deficit                                    (380,952)       (492,524)
                                                                         -----------     -----------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                             $    508,068    $    318,001
                                                                         ===========     ===========




   The accompanying notes are an integral part of these financial statements.

                           VIKING CAPITAL GROUP, INC.
                        (A Development Stage Enterprise)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                Years ended December 31, 1997 and 1996 and period
             from November 12, 1986 (inception) to December 31, 1997


                                                           Years Ended             Period from
                                                           December 31,            November 12, 1986
                                                                                   (inception) to
                                                      1997             1996        December 31, 1997
                                                 ------------    --------------    -----------------

REVENUE                                          $    124,527    $      273,925         $    441,382
                                                 ------------    --------------         -----------
COST OF REVENUE                                        68,119                 -               68,119
                                                 ------------     -------------         -----------
GROSS PROFIT                                           56,408           273,925              373,263
                                                 ------------     --------------        ------------

COSTS AND EXPENSES
     Advertising                                          625            12,923               22,091
     Bad debt expense                                      -             28,414               28,414
     Bank charges                                         944                 -                2,605
     Commissions on revenue                                 -                 -               31,346
     Consulting                                       405,542            89,096            1,120,566
     Consulting-related party                          70,317                 -              837,763
     Depreciation and amortization                     30,089             1,350               43,924
     Equipment lease                                    6,404             3,625               10,566
     Insurance and employee health care                10,349                 -               21,121
     Miscellaneous                                      1,048                 -                5,478
     Miscellaneous-related party                            -                 -                2,883
     Office expense                                    42,495            34,476              108,561
     Office expense-related party                           -                 -                  500
     Professional fees                                 72,268            57,331              546,369
     Professional fees-related party                        -                 -               34,491
     Other services - related party                    75,000                 -               75,000
     Provision for doubtful notes receivable                -                 -               25,000
     Rent                                             186,880           125,902              398,547
     Salaries and contract labor                      529,979           671,874            1,634,505
     Payroll taxes                                     37,431            38,157              107,831
     Taxes, licenses and  fees                         77,778            22,223              145,185
     Taxes, licenses and fees - related party          65,195                 -               65,195
     Telephone                                         32,174            25,772               92,261
     Travel and entertainment                          55,669           120,554              324,932
     Vehicle expense                                        -                 -               10,022
                                                  -----------        ----------          -----------
         Total costs and expenses                   1,700,187         1,231,697            5,695,156
                                                  -----------        ----------          -----------
         Loss from operations                      (1,643,779)         (957,772)          (5,321,893)
                                                  -----------        ----------          -----------

OTHER INCOME (EXPENSE)
     Interest income                                   12,065             7,294               28,026
     Interest expense                                (106,970)          (28,746)            (163,849)
     Interest expense-related party                    (8,182)                -              (15,432)
     Other                                                  -            (1,332)             (37,260)
                                                  -----------        ----------          -----------
         Total other income (expense)                (103,087)          (22,784)            (188,515)
                                                  -----------        ----------          -----------
         Loss before income taxes                  (1,746,866)         (980,556)          (5,510,408)
         Income tax provision                               -                 -                  (32)
                                                  -----------        ----------          -----------
NET LOSS                                         $  1,746,866)       $ (980,556)         $(5,510,440)
                                                  ===========        ==========          ===========

Loss per common share:
     Basic and diluted loss per common share            $0.11            $0.07
                                                         ====             ====

Weighed average common shares outstanding
     (Basic and diluted)                         $ 15,748,430       13,353,520
                                                   ==========       ==========




  The accompanying notes are an integral part of these financial statements.


                           VIKING CAPITAL GROUP, INC.
                        (A Development Stage Enterprise)

            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
  Period From November 12, 1986 (inception) to December 31, 1997

                                                                                               Deficit               Notes
                                                                                               Accumulated           Receivable
                                                                     Class B       Additional  During the            Issued
                             Preferred Stock     Common Stock      Common Stock     Paid-in    Development Treasury  for
                            Shares    Amount   Shares     Amount  Shares    Amount   Capital    Stage      Stock     Stock    Total
                            ------  --------  -------  --------- -------   ------- --------- -----------   ------ ---------  -------

Balance at November 12,
 1986 (date of inception)        --  $   --        --   $     --      --   $    -- $     --   $     --  $    --   $    --  $    --

Issuance of 1,000,000
 shares of common stock at
 $.0075 per share                --      --   200,000        200      --        --    7,300         --       --        --     7,500


Expenses of stock issuance       --      --        --         --      --        --     (200)        --       --        --      (200)

Net loss                         --      --        --         --      --        --       --       (124)      --        --      (124)
                             ------  ------   -------   -------- -------   ------- --------  ---------  -------  --------   -------

Balance at December 31, 1986     --      --   200,000        200      --        --    7,100       (124)      --        --     7,176

Net loss                         --      --        --         --      --        --       --       (274)      --        --      (274)
                             ------  ------    -------  -------- -------   ------- --------  ---------   ------  --------   -------

Balance at December 31, 1987     --      --   200,000        200      --        --    7,100       (398)      --        --     6,902

Issuance of 2,500,000 shares
  of common stock at $.03 per
  share                          --      --   500,000        500      --        --   74,500         --       --        --    75,000

Expenses of stock issuance       --      --        --         --      --        --   (6,095)        --       --        --    (6,095)

Net income                       --      --        --         --      --        --       --        522       --        --       522
                            ------- -------  --------    -------  ------   ------- -------- ----------   ------  --------   -------

Balance at December 31,
 1988                            --      --   700,000        700      --        --   75,505        124       --        --    76,329


Issuance of 14,000,000 shares
 of common stock at $.001/share
 for coal production contract    --      -- 2,800,000      2,800      --        --   11,200         --       --        --    14,000

Expenses of stock issuance       --      --        --         --      --        --   (5,421)        --       --        --    (5,421)

Net loss                         --      --        --         --      --        --       --    (32,780)      --        --   (32,780)
                           -------- ------- ---------   --------  ------   ------- -------- ----------   ------  --------    ------

Balance at December 31,
  1989                          --      --  3,500,000      3,500      --       --    81,284    (32,656)      --        --    52,128


Rescind issuance of
 common stock for coal
 production contract            --      -- (2,800,000)    (2,800)    --        --   (11,200)       --        --        --   (14,000)



  The accompanying notes are an integral part of these finanacial statements.



                           VIKING CAPITAL GROUP, INC.
                        (A Development Stage Enterprise)

            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
         Period From November 12, 1986 (inception) to December 31, 1997


                                                                                               Deficit
                                                                                               Accumu-
                                                                                               lated                Notes
                                                                      Class B      Additional  During the           Receivable
                                Preferred Stock     Common Stock    Common Stock   Paid-in     Development Treasury Issued for
                                Shares  Amount    Shares    Amount Shares  Amount  Capital     Stage        Stock   Stock     Total
                               ------------------ ------   ------- -----   ------  --------   ------------ -------- -------- -------

Issuance of common stock:
    60,000 shares for cash            - $    -    60,000  $     60    -   $     -   $14,940   $      -     $   -  $     -  $ 15,000
    265,000 shares for assets         -      -   265,000       265    -         -    39,735          -         -        -    40,000
    40,000 shares for services        -      -    40,000        40    -         -       160          -         -                200

Net loss                              -      -         -         -    -         -         -    (42,023)        -        -   (42,023)
                              ----------------   -------  -------- ----   -------   -------   --------     -----  -------  --------

Balance at December 31, 1990          -      - 1,065,000     1,065    -         -   124,919    (74,679)        -        -    51,305

Issuance of common stock:
    For cash                          -      -       400         -    -         -       500          -         -        -       500
    For services                      -      - 5,561,019     5,561    -         -    22,242          -         -        -    27,803

Net loss                              -      -         -         -    -         -         -    (93,047)        -        -   (93,047)
                              ---------------- ---------  -------- ----   -------   -------    -------     -----  -------   -------
Balance of December 31, 1991          -      - 6,626,419     6,626    -         -   147,661   (167,726)        -        -   (13,439)

Issuance of common stock for
services                              -      -   210,000       210    -         -         -          -         -        -       210

Issuance of preferred stock
at $1.00                       110,000 110,000         -         -    -         -         -          -         -        -   110,000

Net loss                             -       -         -         -    -         -         -   (137,754)        -        -  (137,754)

Cumulative preferred stock
dividends                            -       -         -         -    -         -         -     (8,400)        -        -    (8,400)
                              -------- ------- ---------  -------- ----   -------   -------   ---------    ------  ------   -------

Balance at December 31, 1992   110,000 110,000 6,836,419     6,836    -         -   147,661   (313,880)        -        -   (49,383)

Issuance of common stock:
    For services                     -       - 2,192,506     2,193    -         -   217,058          -         -        -   219,251
    For cash                         -       -   202,500       202    -         -   209,798          -         -        -   210,000


To convert notes payable and
    accrued interest payable         -       -    75,706        76    -         -   126,337          -         -        -   126,413


Net loss                             -       -         -         -    -         -         -   (519,112)        -        -  (519,112)


Cumulative preferred stock
dividends                            -       -         -         -    -         -         -    (13,200)        -        -   (13,200)
                             --------- -------  --------   ------- ----   -------   -------  ---------    ------    -----    ------

Balance at December 31, 1993   110,000 110,000 9,307,131     9,307    -         -   700,854   (846,192)        -        -   (26,031)


   The accompanying notes are an integral part of these financial statements.







                           VIKING CAPITAL GROUP, INC.
                        (A Development Stage Enterprise)

            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
         Period From November 12, 1986 (inception) to December 31, 1997

                                                                                                                       Notes
                                                                                                 Deficit               Receiv-
                                                                                                 Accumulated           able
                                                                           Class B   Additional  During the            Issued
                             Preferred Stock          Common Stock     Common  Stock    Paid-in  Development  Treasury for
                             Shares    Amount      Shares    Amount    Shares  Amount  Capital   Stage        Stock    Stock  Total
                             -------- ----------  -------- --------   -------  -------  -------  -----------  -------  ----- ------

Issuance of common stock:
 For services                      -   $      -    463,500  $   464       -    $   -  $ 45,887      $     -  $   -      -  $ 46,351
 For cash                          -          -    210,319      210       -        -   215,640            -      -      -   215,850
 To convert preferred stock
 and accrued dividends       (90,000)   (90,000)    57,561       58       -        -   115,063            -      -      -    25,121

Net loss                           -          -          -        -       -        -         -     (508,473)     -      -  (508,473)

Cumulative preferred stock         -          -          -        -       -        -         -       (8,390)     -      -    (8,390)
dividends
                             -------   --------    -------  -------  ------   ------ ---------  -----------   ----   ----   -------
Balance at December 31, 1994  20,000     20,000 10,038,511   10,039       -        - 1,077,444   (1,363,055)     -      -  (255,572)

Issuance of common stock:
    For services                   -          -    931,701      932       -        -   639,429            -      -      -   640,361
    For cash                       -          -    615,345      615       -        -   504,685            -      -      -   505,300

Conversion of preferred stock
 and accrued dividends       (10,000)   (10,000)     5,217        5       -        -    10,429            -      -      -       434

Conversion of notes payable        -          -    150,000      150       -        -    74,850            -      -      -    75,000

Acquisition of VISI                -          -    454,545      454       -        -         -            -      -      -       454

Conversion of notes payable
 and accrued interest              -          -    157,451      157       -        -    73,033            -      -      -   173,190

Issuance of Class B common
 stock at $.001 par for services   -          -          -        - 100,000      100         -            -      -      -       100

Net loss                           -          -          -        -       -        -         -   (1,449,953)     -      -(1,449,953)


Cumulative preferred stock         -          -          -        -       -        -         -       (1,200)     -      -    (1,200)
  dividends                  -------    ------- ----------  ------- -------     ----  --------    ---------   ----   ----  --------


Balance at December 31, 1995  10,000     10,000 12,352,770   12,352 100,000      100 2,479,870   (2,814,208)     -      -  (311,886)

Issuance of common stock:
    For services                   -          -    659,500      660       -        -    65,290            -      -      -    65,950
    For cash                       -          -    833,300      833       -        -   690,810            -      -      -   691,643





   The accompanying notes are an integral part of these financial statements.



                           VIKING CAPITAL GROUP, INC.
                        (A Development Stage Enterprise)

            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
         Period From November 12, 1986 (inception) to December 31, 1997

                                                                                            Deficit
                                                                                            Accumu-              Notes
                                                                                            lated                Receiv-
                                                                                            During the           able
                                                                   Class B      Additional  Develop-             Issued
                            Preferred Stock      Common Stock    Common  Stock   Paid-in    ment      Treasury   for
                            Shares    Amount   Shares   Amount   Shares  Amount  Capital    Stage     Stock      Stock       Total
                            -------- --------  -------  ------   ------  ------  -------    -------   ------     -----    --------
Retirement of:
    Preferred stock      $(10,000)$(10,000)          -  $    -        - $  -  $  (1,319)   $      -   $    -   $     -    $(11,319)
    Common stock                -        -       (2500)     (3)       -    -     (5,597)          -        -         -      (5,600)

Conversion of notes
 payable and accrued
 interest                       -        -     128,650     129        -    -     65,521           -        -         -      65,650

Treasury stock acquired         -        -           -       -        -    -          -           -    6,406)        -      (6,406)

Net loss                        -        -           -       -        -    -          -    (980,556)       -         -    (980,556)
                           ------  -------  ----------  ------  ------- ---- ----------   ---------   ------    ------    --------

Balance at December 31,
 1996                           -        -  13,971,720  13,971  100,000  100  3,294,575  (3,794,764)  (6,406)        -    (492,524)

Issuance of common stock:
 For services                   -        -   1,743,773   1,745        -    -    403,671           -        -         -     405,416
 For cash                       -        -   1,182,137   1,182        -    -    523,445           -        -         -     524,627
 For notes receivable           -        -     752,744     753        -    -    301,169           -        -  (301,922)          -
 Fees other                     -        -     725,339     725        -    -    137,089           -        -         -     137,814
 Acquisitions                   -        -     700,000     700        -    -     44,100           -        -         -      44,800
 Expense reimbursement          -        -      60,274      60        -    -     11,995           -        -         -      12,055

Conversion of notes payable
 and accrued interest           -        -   2,419,174   2,419        -    -    731,307           -        -         -     733,726

Net loss                        -        -           -       -        -    -          -  (1,746,866)      -         -   (1,746,866)
                           ------  -------  ---------- -------  ------- ---- ----------  ----------  -------  --------   ---------

Balance at
December 31, 1997               -        -  21,555,161 $21,555 $100,000 $100 $5,447,351 $(5,541,630) $(6,406) $(301,922) $(380,952)
                           ======  ======= =========== ======= ======== ==== ========== ===========  =======  =========  =========



   The accompanying notes are an integral part of these financial statements.


                           VIKING CAPITAL GROUP, INC.
                        (A Development Stage Enterprise)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     Years Ended December 31, 1997 and 1996
       and Period from November 12, 1986 (inception) to December 31, 1997

                                                                                         Period from
                                                                    Years Ended          November 12,
                                                                    December 31,         1986 to
                                                                1997            1996     December 31,1997
                                                            -----------     -----------  ------------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                              $(1,746,866)   $  (980,556)   $(5,510,440)
     Non cash charges included in operations
         Depreciation and amortization                          30,089          1,350         43,924
         Common stock issued for services                      405,416         55,950      1,046,637
         Common stock issued for
              services-related party                              --           10,000        358,908
         Common stock issued for services and
              accrued expenses                                    --             --           30,434
         Common stock issued for fees and other costs          137,814           --          137,814
         Common stock issued for expense reimbursement          12,055           --           12,055
         Common stock issued for interest payable               81,759          3,000        101,861
         Class B common stock issued for services                 --             --              100
         Note payable issued for services-related party           --             --            3,200
         Note payable issued for interest expense                3,660           --            3,660
         Provision for doubtful notes receivable                  --           27,754         52,754
         Loss on assets                                           --             --           15,000
         Advances to stockholder expensed to consulting           --             --           57,706
     Changes in assets and liabilities
         (Increase) decrease in accounts receivable             34,331        (99,703)       (65,372)
         Decrease in prepaid expense-                                          14,500           --
         (Increase) in interest receivable                     (12,653)        (5,043)       (19,276)
         (Increase) in interest receivable-related party           588           (109)          --
         (Increase) decrease in other assets                   (54,610)           454        (54,025)
         (Increase) in deposits                                   --          (31,667)       (31,767)
         Increase (decrease) in accounts payable                66,459        (20,951)       115,054
         Increase in accounts payable-related party               --            6,700         28,601
         Increase (decrease) in accrued payroll
              and payroll taxes                                112,025        153,577        414,577
         Increase (decrease) in accrued expenses                 9,971         (6,687)        22,618
         Increase in accrued
              expenses-related party                             2,430          2,441          4,871
                                                           -----------    -----------    -----------
Net Cash Used For Operating Activities                        (917,532)      (868,990)    (3,231,106)
                                                           -----------    -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
     Organization costs                                           --             --              (50)
     Purchase of office furniture and equipment                   --           (2,105)       (21,414)
     Loans made                                                (21,200)       (76,142)       (97,342)
     Loans made to shareholder                                    --             --          (17,000)
     Loans made to related parties                                --           (1,000)       (95,366)
     Long-term loan                                               --             --          (15,000)
     Loan repayments                                              --            5,000          5,000
     Loan repayments-related parties                              --             --           10,500
     Deposit on coal production contract                          --             --          (15,000)
                                                           -----------    -----------    -----------
Net Cash Used For Investing Activities                         (21,200)       (74,247)      (245,672)
                                                           -----------    -----------    -----------



  The accompanying notes are an integral part of these financial statements.


                           VIKING CAPITAL GROUP, INC.
                        (A Development Stage Enterprise)

                 CONSOLIDATED STATEMENTS OF CASH FLOWS-Continued

                     Years Ended December 31, 1997 and 1996
       and Period from November 12, 1986 (inception) to December 31, 1997

                                                                                 Period from
                                                             Years Ended         November 12,
                                                            December 31,            1986 to
                                                        1997            1996     December 31, 1997
                                                    -----------     -----------  -----------------
CASH FLOWS FROM FINANCING ACTIVITIES
     Stock sale expenses                            $      --      $      --      $   (11,716)
     Proceeds from notes payable                        649,500        334,580      1,638,659
     Proceeds from notes payable-related parties         67,400        105,560        297,227
     Repayments of notes payable                        (99,488)      (189,330)      (360,690)
     Repayments of notes payable-related parties        (67,600)       (55,000)      (189,342)
     Repayments of capital lease obligations            (22,173)          --          (22,173)
     Proceeds from preferred stock sale                    --             --           20,000
     Retirement of preferred stock                         --          (11,319)       (11,319)
     Dividends converted to preferred stock                --             --             (434)
     Proceeds from sale of common stock                 524,627        691,643      2,245,420
     Preferred dividends paid                              --             --           (5,400)
                                                    -----------    -----------    -----------
Net Cash Provided  From Financing Activities          1,052,266        876,134      3,600,232
                                                    -----------    -----------    -----------

Increase (decrease) In Cash                             113,534        (67,103)       123,454

Cash At Beginning Of Period                               9,920         77,023           --
                                                    -----------    -----------    -----------

CASH AT END OF PERIOD                               $   123,454    $     9,920    $   123,454
                                                    ===========    ===========    ===========

SUPPLEMENTAL DISCLOSURES
Cash Flow Information:
     Interest paid                                  $    19,742    $    22,679    $    45,989
     Interest paid-related party                            925          4,070          9,320
     Income taxes paid                                     --             --               32
Non-Cash Investing Activities:
     Repayment of N/R - Non cash method                   2,000           --            2,000
     Common stock issued for:
         Acquisition of VISI                               --             --              434
         Acquisition of NIAI                             10,000           --           10,000
         Acquisition of AAA                              34,800           --           34,800
         Oil lease                                         --             --           40,000
Non-Cash Financing Activities:
     Preferred stock issued for:
         Note payable-related party                        --             --           60,000
         Accrued interest-related party                    --             --            4,500
         Accrued expenses-related party                    --             --           25,500
     Common stock issued for:
         Services                                       300,416         55,950        803,424
         Services-related party                         105,000         10,000        463,908
         Fees and other costs                            72,767           --           72,767
         Fees and other costs - related party            65,047           --           65,047
         Expense reimbursement                           12,055           --           12,055
         Repayment of notes payable                     624,967         62,650        850,117
         Repayment of notes payable-related party        27,000         10,000        112,000
         Payment of interest                             78,662          3,000         98,765
         Payment of interest - related party              3,097           --            3,097


                                  - Continued -



                           VIKING CAPITAL GROUP, INC.
                        (A Development Stage Enterprise)

                CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued
                     Years Ended December 31, 1997 and 1996
       and Period from November 12, 1986 (inception) to December 31, 1997


                                                                             Period from
                                                          Years Ended        November 12,
                                                          December 31,         1986 to
                                                      1997         1996      December 31, 1997
                                                  -----------  -----------   -----------------
    Payment of accounts payable$                     $   --     $   --          15,000
    Conversion of preferred stock                        --         --         100,000
    Payment of preferred stock dividend                  --         --          25,556
    Notes receivable                                  301,922       --         301,922

Note payable issued for:
    Services-related party                               --         --           3,200
    Payment of interest - related party                 3,660       --           3,660

Assignment of oil lease in payment of note payable       --         --          40,000

Common stock acquired for conversion of
    note receivable                                      --        6,406         6,406
Common stock canceled for conversion of
    note receivable                                      --        5,600         5,600

Additions to equipment under capital leases            10,378     97,253       107,631


                           VIKING CAPITAL GROUP, INC.
                        (A Development Stage Enterprise)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1997 and 1996


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BACKGROUND

Viking Capital Group, Inc. ("Company" ) is currently in the development stage as it has generated no significant revenue. The Company is currently working to secure capital necessary to execute its business plan to provide insurance administrative services, corporate relations services and to purchase insurance managed assets via the acquisition of insurance company books of business and entire insurance companies.

History

Viking Capital Group, Inc. was incorporated November 12, 1986, as a Utah business corporation under the name of Silver Harvest, Inc. to transact any business authorized under the general corporation law of Utah. On November 23, 1989, the Company amended its Articles of Incorporation to change its name to The Institute For Financial Fitness, Inc. and on February 21, 1990 the Company amended its Articles of Incorporation to change its name to Viking Capital Group, Inc. with all the same provisions of the original articles to remain in full force. During June, 1994, the Company formed a wholly-owned subsidiary, Viking Financial Services, Inc., a Texas corporation, to provide corporate relations services. During 1995, the Company issued 454,545 common shares in exchange for 100 percent of the common stock of Viking Insurance Services, Inc. ("VISI") to provide insurance related services. During 1996, the Company incorporated two additional wholly owned subsidiaries, Viking Systems, Inc. and Viking Administrators, Inc. During 1997, the Company acquired Triple A Annuity Marketing, Inc. ("Triple A") and NIAI Issuance Administrators, Inc. ("NIAI"). None of these companies have provided any significant level of services to date other than Triple A which is accounted for under the equity method as discussed further in Note B. The Company has generated no significant revenues through 1997.

Consolidation

The accompanying consolidated financial statements include the assets, liabilities and operating activities of the Company's wholly-owned subsidiaries other than for Triple A which is accounted for using the equity method. All material inter-company transactions are eliminated in consolidation.

Cash and Cash Equivalent

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Property and Equipment

Property and equipment are stated at cost. Equipment under capital leases are stated at the present value of minimum lease payments at the inception of the lease. The Company provides for depreciation of its office furniture and equipment using the straight line method over the estimated useful life of the depreciable assets ranging from five to seven years. Equipment held under capital leases are amortized straight line over the shorter of the lease term or the estimated useful life of the asset ranging from three to five years. Amortization of assets held under capital leases is included with depreciation expense. Maintenance and repairs are expensed as incurred. Replacements and betterments are capitalized.

The gross amount and accumulated amortization for assets held under capital leases amounted to $107,631 and $28,689, respectively at December 31, 1997 and $97,253 and $0, respectively at December 31, 1996.

                           VIKING CAPITAL GROUP, INC.
                        (A Development Stage Enterprise)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
                           December 31, 1997 and 1996


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BACKGROUND - Continued

Income Taxes
------------

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

Loss per Common Share
---------------------

The Company adopted SFAS No. 128, "Earnings Per Share", in 1997, which requires the disclosure of basic and diluted net loss per share. Basic net loss per share is computed by dividing net loss plus preferred dividends paid and accrued during the year (where applicable) by the weighted average number of common shares outstanding for the period. Diluted net loss per share is computed by dividing net loss plus preferred dividends paid and accrued during the year (where applicable) by the weighted average number of common shares and common stock equivalents. Common stock equivalents were excluded from the computation as such inclusion would have an anti-dilutive effect.

Software Development
--------------------

During 1996, the Company was engaged in developing certain software capabilities relating to potential products and services. All costs incurred to date have been expensed.

Revenue Recognition and Government Contract
-------------------------------------------

During 1996, the Company earned approximately $198,000 under a fixed price Federal contract for the analysis and video proof of concept software demonstration. Contract revenue has been recorded as earned based on contract completion. At December 31, 1996, the accounts receivable balance of $99,703 represents unpaid billings relating to this contract, which were collected subsequent to December 31, 1996.

Use of Estimates and Assumptions
--------------------------------

Management uses estimates and assumptions in preparing its financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses. Actual results could vary from the estimates that were used.

Recent Accounting Pronouncements
--------------------------------

      In June 1997, the Financial Accounting Standards Board issued two new statements: SFAS No. 130, "Reporting Comprehensive Income," which requires enterprises to report, by major component and in total, all changes in equity from nonowner sources; and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which establishes annual and interim reporting standards for a public company's operating segments and related disclosures about its products, services, geographic areas, and major customers. Both statements are effective for the Company's fiscal year ended December 31, 1998, with earlier application permitted. The effect of adoption of these statements in 1998, if any, will be limited to the form and content of the Company's disclosures and will not impact the Company's results of operations or financial position.

                           VIKING CAPITAL GROUP, INC.
                        (A Development Stage Enterprise)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
                           December 31, 1997 and 1996


NOTE B - BUSINESS COMBINATIONS

During the year ended December 31, 1997, the Company acquired two additional companies: Triple A and NIAI. Pursuant to the Reorganization Agreement dated August 8, 1997, the Company acquired all of the outstanding stock of NIAI in exchange for 200,000 shares of its common stock. The NIAI acquisition was accounted for as a pooling of interests. The Company's consolidated financial statements give retroactive effect to the acquisition of NIAI for all periods presented therein. NIAI had no activity during all periods presented, resulting in no effect to revenue, net loss, or net loss per share.

Pursuant to the Reorganization Agreement dated September 4, 1997, the Company acquired all of the outstanding stock of Triple A in exchange for 500,000 shares of its common stock. Due to certain contingent provisions in the agreement, the transaction was accounted for as the purchase of an unconsolidated subsidiary under the equity method as it is unclear whether or not control of the subsidiary will be permanent. The investment was recorded at the net book value which approximates fair market value of Triple A on the date of acquisition. Current assets, non-current assets, current liabilities, non-current liabilities, revenue and net loss as of and for the period from the date of reorganization (September 4, 1997) to December 31, 1997 for Triple A were $57,054, $30,389, $78,747, $9,251, $53,684 and $(655), respectively.


NOTE C - GOING CONCERN

The consolidated financial statements have been prepared on the assumption that the Company will continue as a going concern. The Company sustained a net operating loss of $1,746,866 during the year ended December 31, 1997 and has accumulated losses of $5,510,440 since its inception, November 12, 1986. Cash used by operating activities for the same periods aggregated $917,532 and $3,231,106, respectively. Current liabilities at December 31, 1997 of $830,886 exceed current assets of $293,164. Total liabilities at December 31, 1997 of $889,020 exceed total assets of $508,068. The Company's continued existence depends upon the success of management's efforts to raise additional capital necessary to meet the Company's obligations as they come due and to obtain sufficient capital to execute its business plan. There can be no degree of assurance given that the Company will be successful in completing additional financing transactions.

The consolidated financial statements do not include any adjustments to reflect the possible effects on the recoverability and classification of assets or classification of liabilities which may result from the inability of the Company to continue as a going concern.


NOTE D -  NOTES PAYABLE

The Company entered into or renewed various notes totaling $883,620 during 1997 all of which matured or were converted to common stock during 1997 or will mature in 1998. The notes maturing in 1998 bear interest ranging from 12% to 15% and are secured by the assets of the Company. Interest payments are due semi-annually. Included in the $883,620 is $4,400 borrowed from the President of the Company and $199,720 from other related parties.

During 1997 and 1996, notes payable totaling $650,732 and $62,650, respectively and related accrued interest of $81,759 and $3,000 were converted to 2,419,174 and 56,000 common shares, respectively. As of December 31, 1997, the Company had $10,000 of convertible notes outstanding that had the option to convert to 40,000 common restricted shares; $154,366 convertible notes outstanding that had the option to convert to 514,553 common restricted shares; $45,000 convertible notes outstanding that had the option to convert to 128,571

                           VIKING CAPITAL GROUP, INC.
                        (A Development Stage Enterprise)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
                           December 31, 1997 and 1996


NOTE D -  NOTES PAYABLE - Continued

common restricted shares; $20,000 convertible notes outstanding that had the option to convert to 40,000 common restricted shares; $8,154 convertible notes outstanding that had the option to convert to 10,872 common restricted shares. All except $5,000 of these notes, if converted, carry an additional option to purchase the same number of common shares which the holder was originally entitled to receive if the notes were converted to equity. The option price is the same as the conversion rate except for $107,000 convertible notes payable with a conversion rate of $0.30 per share and an option rate of $0.50 per share. All of these notes are due in 1998 and all options, if the notes are converted, are for a period of one year.


NOTE E - INCOME TAXES

Deferred tax assets and liabilities at December 31, 1997 and 1996 are as follows:



                                                                              1997           1996
                                                                         ------------    ------------

         Current deferred tax asset                                      $    136,667    $     96,276
         Current deferred tax liability                                      (136,667)        (96,276)
         Valuation allowance for current deferred tax asset                         -               -
                                                                          -----------     -----------
             Net current deferred tax asset                              $          -    $          -
                                                                          ===========     ===========

         Non-current deferred tax asset                                     1,657,564       1,103,820
         Non-current deferred tax liability                                         -               -
         Valuation allowance for non-current deferred tax asset            (1,657,564)     (1,103,820)
                                                                          -----------     -----------
             Net non-current deferred tax asset                          $          -    $          -
                                                                          ===========     ===========



The current and non-current deferred tax assets result from the tax benefit of the net operating losses. The current deferred tax liability results from the accrual of officers salary for financial reporting purposes not deducted for federal income tax reporting purposes until paid.

The Company has operating loss carryforwards totaling approximately $5,276,000, subject to limitations under Sec.382 of the Internal Revenue Code, that are available to offset its future income tax liability. The net operating loss carryforwards expire as follows:

                   Year 2004                  $   32,000
                   Year 2005                      42,000
                   Year 2006                      93,000
                   Year 2007                     138,000
                   Year 2008                     297,000
                   Year 2009                     503,000
                   Year 2010                   1,443,000
                   Year 2011                     981,000
                   Year 2012                   1,747,000
                                               ---------
                                              $5,276,000
                                              ==========
As  further  described  in Note C,  realization  of the  benefit  of  these  net
operating  loss  carryforwards  appears  uncertain,   accordingly,  a  valuation
allowance of $1,657,564 has been recorded in 1997 against the deferred tax asset resulting from the recurring deferred tax benefit. The valuation allowance increased by $553,744 and $333,000 during the years ended December 31, 1997 and 1996, respectively.

                           VIKING CAPITAL GROUP, INC.
                        (A Development Stage Enterprise)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
                           December 31, 1997 and 1996


NOTE F - LEASE COMMITMENTS

During 1996, the Company entered into operating lease agreements for office space and computer equipment. The office lease expires in 2001. The Company leases computer equipment under capital leases and long-term non-cancelable operating leases. Total rental expense was $186,880 and $125,902 in 1997 and 1996, net of $96,095 and $30,000 of rental income in 1997 and 1996 receivable under a sub-lease of part of the office space. Future minimum lease payments under non-cancelable operating leases and capital leases at December 31, 1997 are as follows:

                                                     Operating          Capital
                                                        Leases           Leases
        1998                                      $    267,504      $    38,366
        1999                                           265,280           38,366
        2000                                           258,216           15,700
        2001                                           129,108           14,760
                                                   -----------       ----------
        Total                                          920,108          107,192
   Less lease income from sub-lease                    (43,200)
                                                   -----------
                                                  $    876,908
                                                   ===========
   Less amount representing interest                                    (21,734)
   Present value of net minimum lease payments                       ----------
        including current maturities of $27,324                     $    85,458
                                                                     ==========


NOTE G - COMMON STOCK

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


NOTE H - PREFERRED STOCK

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

                           VIKING CAPITAL GROUP, INC.
                        (A Development Stage Enterprise)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
                           December 31, 1997 and 1996


NOTE H - PREFERRED STOCK - Continued

Effective October 14, 1996, the Board of Directors authorized the issuance of 2,500,000 shares of new Series A preferred stock, with a par value of $10 per share. These shares are non-voting cumulative, callable preferred stock convertible to common stock eighteen months after issuance at a rate equal to one half the market value of the common stock. The new preferred stock will carry a coupon rate of 10%. As of December 31, 1997, no Series A preferred stock had been issued.


NOTE I - STOCK OPTIONS

Effective July, 1996, the Board of Directors approved a qualified employee stock option plan for the Company (the "Plan"). Under the Plan, the Company may grant options for up to five million shares of common stock. The exercise price of each option may not be less than the fair market value of common stock at the date of grant, without approval of the Board of Directors. Options are exercisable according to the terms set out in the option agreement, not to exceed ten years. At December 31, 1997 and 1996, there were a total of 3,637,685 and 1,982,685 options outstanding under the Plan, respectively. In addition, the Company has issued stock options outside of the Plan to employees, directors and others as compensation for services provided to the Company as well as options which are non-compensatory in nature. At December 31, 1997 and 1996 there was a total of 11,805,291 and 9,719,252 options (including compensatory and non-compensatory) outstanding, respectively. All options granted by the Company related to restricted stock under rules promulgated by the Securities and Exchange Commission.

A summary of changes in the Company's compensatory options follows:



                                       Employee Stock Plan         Other Compensatory            Combined Total
                                 --------------------------     ---------------------            --------------
                                                   Weighted                      Weighted
                                                    Average                       Average
                                                   Exercise                      Exercise
                                    Options           Price        Options          Price             Options
                                -----------        --------     ----------       --------         -----------
Outstanding at 12/31/95                   -              -       5,026,346       $   1.03           5,026,346
Granted                           1,982,685        $  1.00       1,623,746       $   1.00           3,606,431
Exercised                                 -                              -              -                   -
Forfeited                                 -                       (855,145)      $   1.00            (855,145)
                                -----------                     ----------                        -----------
Outstanding at 12/31/96           1,982,685                      5,794,947                          7,777,632

Granted                           1,655,000        $  1.00         335,000       $   0.44           1,990,000
Exercised                                 -                       (335,000)      $   0.44            (335,000)
Forfeited                                 -                     (1,196,871)      $   1.00          (1,196,871)
                                -----------                    -----------                        -----------
Outstanding at 12/31/97           3,637,685                      4,598,076                          8,330,761
                                ===========                    ===========                        ===========




The fair value of options issued during 1997 and 1996 was $847,817 and $2,895,793, respectively.

The following table summarizes information about options outstanding at December 31, 1997 under the Employee Stock Plan:


                           VIKING CAPITAL GROUP, INC.
                        (A Development Stage Enterprise)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
                           December 31, 1997 and 1996



NOTE I - STOCK OPTIONS - Continued

                           Options Outstanding                                                 Options Exercisable
-----------------------------------------------------------------------------           -----------------------------------
                                           Weighted Avg.
   Range of             Number               Remaining           Weighted Avg.            Number        Weighted Avg.
Exercise Prices       Outstanding        Contractual Life       Exercise Price          Exercisable       Exercisable Price
---------------       -----------      ------------------       --------------          ------------    -------------------
     $1.00            3,637,685                4 Years                $1.00             2,030,960             $1.00

The following table summarizes information about other compensatory stock options outstanding at December 31, 1997:

                           Options Outstanding                                                 Options Exercisable
-----------------------------------------------------------------------------           ------------------------------------
                                           Weighted Avg.
   Range of             Number               Remaining           Weighted Avg.             Number            Weighted Avg.
Exercise Prices       Outstanding        Contractual Life       Exercise Price           Exercisable       Exercisable Price
---------------       -----------        ----------------       --------------          ------------       -----------------

$1.00-$1.10           4,598,076              1.8 Years                $1.03               2,872,475                $1.03



A summary of changes in the Company's non-compensatory options follows:

                                         Non-Compensatory    Weighted Average
                                                Options         Exercise Price

Outstanding at 12/31/95                       1,606,376             $2.40

Granted                                         670,680             $0.95
Exercised                                             -
Forfeited                                      (335,436)            $1.00
                                           ------------
Outstanding at 12/31/96                       1,941,620             $2.15

Granted                                       3,301,759              0.55
Exercised                                      (574,987)             0.39
Forfeited                                    (1,098,862)             1.00
                                           ------------
Outstanding at 12/31/97                       3,569,530             $1.31
                                           ============

The Company applies APB Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB25"), in accounting for its compensatory options. The options granted in 1997 and 1996 have exercise prices which approximate fair value and accordingly, no compensation cost has been recognized for its compensatory stock options in the consolidated financial statements. Had compensation cost for the Company's stock options been determined consistent with FASB statement No. 123, "Accounting for Stock Based Compensation", the Company's net loss and net loss per share would have been increased to the pro forma amounts indicated below:

                                                   Years ended December 31,
                                                   ------------------------
                                                   1997               1996
                                                   ----               ----

Net Loss                   As reported          $1,746,866         $  980,556
                           Pro forma            $2,594,683         $3,876,349

                           VIKING CAPITAL GROUP, INC.
                        (A Development Stage Enterprise)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
                           December 31, 1997 and 1996


NOTE I - STOCK OPTIONS - Continued

                                                   Years ended December 31,
                                                   ------------------------
                                                   1997                1996
                                                   ----               -----
Loss per share             As reported (Basic
                               and diluted)        $0.11              $0.07
                           Pro forma               $0.16              $0.29

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The following assumptions were used for grants in 1997; dividend yield at 0%, expected volatility at 249%, risk free interest rates ranging from 5.1% to 6.0% over a 1-5 year period, and an expected life of 1-5 years. The following assumptions were used for grants in 1996; dividend yield of 0%, expected volatility of 334%, risk free interest rates ranging from 5.8% to 6.7% over a 1-5 year period, and an expected life of 1-5 years.

The model is based on historical stock prices and volatility which due to the low volume of transactions may not be representative of future price variations. The assumptions have also used information relating to free-trading shares, when in fact the options granted are for restricted shares.


NOTE J - RELATED PARTY TRANSACTIONS

During the years ended December 31, 1997 and 1996, the Company issued an aggregate of 1,743,773 and 659,500 common shares in exchange for services, respectively. Of these shares, 600,000 and 100,000 shares were issued to officers and directors as a group during 1997 and 1996, respectively. Such transactions have been recorded at values of $.10 to $.65 in 1997 and $.10 to $1.00 in 1996 per share which was the fair market value of the services rendered to the Company in exchange for the shares.

Total consulting fees paid to related parties in the form of cash or stock during 1997 and 1996 aggregated $70,317 and $10,000, respectively.

During the year ended December 31, 1997, the Company issued an aggregate of 725,339 common shares as payments for fees and other charges. Of these shares, 349,743 were issued to officers and directors as a group. Such transactions have been recorded at a value of $.10 to $.20 per share which was the fair market value of the fees and other costs incurred by the Company in exchange for the shares.

As further described in Note D, the Company entered into short term note agreements with the President of the Company and other related parties.


NOTE K - CONCENTRATIONS OF CREDIT RISK

The Company's notes receivables and accounts receivable are subject to potential credit risk. Some notes receivable are collaterallized against shares held in the Company; all other notes receivable are uncollateralized. Accounts receivable at December 31, 1997, substantially all of which was collected subsequent to year end, relates to one customer. The Company has provided an allowance for doubtful receivables which reflects its estimates of uncollectible amounts. The maximum exposure assuming non performance by the debtors is the amount shown on the balance sheet at the date of non-performance. Included in other assets is a receivable of $50,000 which is collateralized by the Company's common stock (see Note N).

                           VIKING CAPITAL GROUP, INC.
                        (A Development Stage Enterprise)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
                           December 31, 1997 and 1996


NOTE K - CONCENTRATIONS OF CREDIT RISK - Continued

The Company is at risk to the extent that cash held at banks exceeds the Federal Deposit Insurance Corporation insured amounts. Cash in excess of these limits amounted to approximately $79,000 at December 31, 1997. The Company minimizes risk by placing its cash with high credit quality financial institutions.


NOTE L - EMPLOYEE BENEFIT PLAN

On April 18, 1995, the Company registered an Employee Benefit Plan (APlan@) under regulation S-8 that reserved 1,000,000 shares of common stock for issuance under the Plan. These shares can be issued by approval of a three person Employee Benefit Committee. During 1996, the Company registered an additional 1,000,000 common shares through a Form S-8. During years ended December 31, 1997 and 1996, 560,000 and 619,500 shares, respectively, have been issued under the terms of the Plan.


NOTE M - FAIR VALUE OF FINANCIAL INSTRUMENTS

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


NOTE N - SOFTWARE LICENSING AGREEMENT

On July 21, 1997, the Company entered into an agreement for the licensing of certain proprietary software to a Company shareholder. Total consideration received under the agreement totals $400,000 which is to be paid out over a period of ten years plus interest at seven percent. The Company holds as collateral 250,000 shares of Viking Capital Group, Inc. common stock. The Company has recorded the sale and related receivable based upon the value of the underlying collateral totaling $50,000. The receivable is included in other assets in the accompanying balance sheet. All other revenues will be recognized when received.


NOTE O - SUBSEQUENT EVENTS

For the period from December 31, 1997 through the date of this report, the Company issued 1,144,824 common shares. 351,765 shares were issued in conjunction with the conversion of $128,664 notes payable. The Company also received $239,073 for the issuance of 579,959 shares in connection with exercised options and 213,100 shares were issued for services. The Company also granted 644,885 options to acquire common shares. All the options expire within one year from the date of grant.

                                  EXHIBIT INDEX



EXHIBIT
NUMBER                     DESCRIPTION
-------                    -----------
21.1                       List of Subsidiaries
27.1                       Financial Data Schedule

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