Form 10QSB
period 1998-03-31
VIKING CAPITAL GROUP INC
filed 1998-05-08
CIK 886093

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                       For the period ended March 31, 1998

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

                                 (972) 386-9996
                                 --------------
                           (Issuer's telephone number)


--------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

As of March 31, 1998, approximately 23,091,737 shares of Common Stock of the issuer were outstanding. As of March 31, 1998, 100,000 shares of Class B Common Stock of the issuer were outstanding.

                           VIKING CAPITAL GROUP, INC.



                                      INDEX


                                                                                     Page
                                                                                     Number
                                                                                     ------


PART I - FINANCIAL INFORMATION

      Item 1. Financial Statements

         Consolidated Balance Sheets - March 31, 1997 and December 31, 1997             3

         Consolidated  Statements  of  Operations  - For the three  months ended
         March 31, 1998 and 1997, and for the period from inception
         (November 12, 1986) to March 31, 1998                                          5

         Consolidated  Statements  of Cash  Flows - For the three  months  ended
         March 31, 1998 and 1997, and for the period from inception
         (November 12, 1986) to March 31, 1998                                          6

         Notes to Consolidated Condensed Financial Statements                           8


      Item 2. Management's Discussion and Analysis or Plan of Operation.               10


PART II - OTHER INFORMATION

      Item 5. Other Information                                                        11
      Item 6.  Exhibits                                                                12


SIGNATURES                                                                             13
EXHIBITS                                                                               14



                           VIKING CAPITAL GROUP, INC.
                        (A Development Stage Enterprise)

                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)


                                     ASSETS
                                     ------
                                                                  March 31,  December 31,
                                                                    1998        1997
                                                               -----------   -----------

CURRENT ASSETS

  Cash                                                           $  2,328     $123,454
  Accounts receivable                                               8,298       65,372
  Notes and other accounts receivable and accrued interest        119,109      104,338
  Prepaid expense                                                    --           --
                                                                 --------     --------
     Total current assets                                         129,735      293,164
                                                                 --------     --------

Office furniture, equipment, software and capitalized software
development costs, net                                            188,862       93,727

INVESTMENT IN SUBSIDIARY                                           34,800       34,800

OTHER ASSETS                                                       86,377       86,377
                                                                 --------     --------

TOTAL ASSETS                                                     $439,774     $508,068
                                                                 ========     ========


The accompanying notes are an integral part of these financial statements.


                           VIKING CAPITAL GROUP, INC.
                        (A Development Stage Enterprise)

                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)



                      LIABILITIES AND STOCKHOLDERS' DEFICIT
                      -------------------------------------

                                                                                     March 31,    December 31,
                                                                                       1998          1997
                                                                                   -----------    ------------

CURRENT LIABILITIES
  Accounts payable and accrued expenses                                            $   127,789    $   133,060
  Accrued payroll and payroll taxes                                                    401,878        416,367
  Lease obligation, current portion                                                     28,368         27,324
  Note payable and accrued interest                                                     80,561        254,135
                                                                                   -----------    -----------
     Total current liabilities                                                         638,596        830,886
                                                                                   -----------    -----------

LONG-TERM DEBT
  Obligations under capital leases, less current portion                                50,604         58,134
                                                                                   -----------    -----------
     Total liabilities                                                                 689,200        889,020
                                                                                   -----------    -----------


STOCKHOLDERS' DEFICIT
  Common stock $0.001 par value;  150,000,000 shares authorized;
     23,091,737 and 21,555,161 issued and outstanding as of March
     31, 1998 and December 31, 1997, respectively                                       23,092         21,555
  Common stock Class B $0.001 par value; 100,000 shares
     authorized and outstanding                                                            100            100
  Preferred stock $1.00 par value; 50,000,000 shares authorized;
     no shares issued and outstanding                                                     --             --
Paid-in capital                                                                      6,008,625      5,447,351
  Deficits accumulated in the development stage                                     (5,898,781)    (5,541,630)
                                                                                   -----------    -----------
                                                                                       133,036        (72,624)
                                                                                   -----------    -----------

  Less treasury stock - 25,625 shares at cost                                           (6,406)        (6,406)
                                                                                   -----------    -----------
  Less stock issued for notes receivable                                              (376,056)      (301,922)
                                                                                   -----------    -----------

     Total stockholders' deficit                                                      (256,426)      (380,952)
                                                                                   -----------    -----------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                        $   439,774    $   508,068
                                                                                   ===========    ===========



The accompanying notes are an integral part of these financial statements.



                           VIKING CAPITAL GROUP, INC.
                        (A Development Stage Enterprise)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                 Three months ended March 31, 1998 and 1997 and
           Period from November 12, 1986 (inception) to March 31, 1998




                                               Three months ended            Period from
                                                   March 31,               November 12, 1986
                                                1998            1997       to March 31, 1998
                                             -----------    ------------   -----------------

Revenue                                     $               $                 $    441,382
Cost of Revenue                                     --              --              68,119
                                            ------------    ------------      ------------
Gross Profit                                        --              --             373,263
                                            ------------    ------------      ------------

Cost and expenses
   Depreciation and amortization                   9,459           7,130            51,577
   General and administrative expenses           345,889         284,827         5,998,926
                                            ------------    ------------      ------------
       Total cost and expenses                   355,348         291,957         6,050,503
                                            ------------    ------------      ------------

   Loss from operations                         (355,348)       (291,957)       (5,677,240)

Other income(expenses)
   Interest income                                 9,771           2,600            37,797
   Interest and penalty expense                  (11,574)        (17,380)         (190,855)
   Other                                            --              --             (37,260)
                                            ------------    ------------      ------------
       Total other income(expense)                (1,803)        (14,780)         (190,318)
                                            ------------    ------------      ------------

Loss before income taxes                        (357,151)       (306,737)       (5,867,558)

Income tax provision                                --              --                 (32)
                                            ------------    ------------      ------------

Net loss                                    $   (357,151)   $   (306,737)     $ (5,867,590)
                                            ============    ============      ============

Loss per common share attributable to
   common stockholders
     Basic                                  $      (.016)   $      (.022)


Weighted average common share outstanding     22,527,650      14,016,052
     Basic


   The accompanying notes are an integral part of these financial statements.


                           VIKING CAPITAL GROUP, INC.
                        (A Development Stage Enterprise)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                 Three months ended March 31, 1998 and 1997 and
           Period from November 12, 1986 (inception) to March 31, 1998


                                                          Three months ended       Period from
                                                             March 31,           November 12, 1986
                                                         1998             1997   to March 31, 1998
                                                       --------        --------- -----------------

Cash flows from operating activities
   Net loss                                           $  (357,151)   $  (306,737)   $(5,867,591)
   Non-cash charges included in operations
     Depreciation and amortization                          7,653          7,130         51,577
     Common stock issued for services and interest        101,448          1,207      1,758,723
     Common B stock issued for services                      --              100
     Note payable issued for services                        --             --            6,860
     Common stock issued for services and
       accrued expenses                                      --             --           30,434
     Provision for doubtful notes receivable                 --             --           52,754
     Common stock issued for interest payable                --             --                0
     Loss on assets                                          --             --           15,000
   Changes in assets and liabilities
     Accounts receivable                                   57,704         99,703         (8,298)
     Prepaid expenses                                        --
     Accrued interest receivable                           (9,771)        (3,100)       (29,047)
     (Increase) in deposits                                  --             --          (31,767)
     (Increase) in other assets                             1,044            193        (52,981)
     Accounts payable and accrued expenses                (28,259)       (13,728)       142,885
     Accrued payroll and payroll taxes                     (3,275)          --          411,302
     Advances to stockholder expensed to consulting          --             --           57,706
                                                      -----------    -----------    -----------
       Net cash used for operating activities            (231,237)      (215,332)    (3,462,343)

Cash flows from investing activities
   Capital expenditures                                  (102,788)          --         (124,202)
   Loans made                                              (5,000)          --         (229,708)
   Loan repayments                                           --             --           15,500
   Other                                                     --             --          (15,050)
                                                      -----------    -----------    -----------
       Net cash used for investing activities            (107,788)          --         (353,460)

Cash flows from financing activities
   Stock sale expenses                                       --             --          (11,716)
   Proceeds from sale of common stock                     179,729          7,500      2,425,149
   Proceeds from notes payable                             53,500        318,400      1,989,386
   Principal repayments of notes payable                   (7,800)      (114,500)      (557,832)
   Principal payments on capital lease obligations         (7,530)          --          (29,703)
   Proceeds from preferred stock sale                        --             --           20,000
   Repurchase of preferred stock                             --             --          (11,319)
   Preferred dividends paid                                  --             --           (5,834)
                                                      -----------    -----------    -----------
       Net cash provided by financing activities          217,899        211,400      3,818,131

Increase (decrease) in cash                              (121,126)        (3,932)         2,328



                                  - continued -

The accompanying notes are an integral part of these financial statements.


                           VIKING CAPITAL GROUP, INC.
                        (A Development Stage Enterprise)

                CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued
                                   (Unaudited)
                   Three months ended March 31, 1998 and 1997
         and Period from November 12, 1986 (inception) to March 31, 1998


                                                          Three months ended      Period from
                                                                March 31,       November 12, 1986
                                                          1998         1997     to March 31, 1998
                                                       ----------   ----------  -----------------

Cash at beginning of period                               123,454        9,920           --
                                                       ----------   ----------     ----------
Cash at end of period                                  $    2,328   $    5,988     $    2,328
                                                       ==========   ==========     ==========

Cash flow information:
   Interest paid                                       $     --     $    4,841     $   55,309
   Income taxes paid                                   $     --     $     --       $       32

Non-cash investing activities:
   Common stock issued for:
     Acquisition of Triple A                           $     --     $     --       $   34,800
     Acquisition of NIAI                               $     --     $     --       $   10,000
     Acquisition of VISI                               $     --     $     --       $      434
     Oil lease                                         $     --     $     --       $   40,000

Non-cash financing activities:
   Preferred stock issued for:
     Note payable-related party                        $     --     $     --       $   60,000
     Accrued interest-related party                    $     --     $     --       $   12,417
     Accrued expenses-related party                    $     --     $     --       $   26,073

Common stock issued for:
   Services and fees                                   $   81,184   $              $1,486,330
   Repayment of notes payable                             207,500       10,000      1,169,617
   Payment of interest                                     20,264        1,207        122,126
   Payment of accounts payable and exp reimbursement         --           --           27,055
   Conversion of preferred stock                             --           --          100,000
   Payment of preferred stock dividend                       --           --           25,556
   Notes Receivable                                        74,134         --          376,056

Note payable issued for services                       $     --     $     --       $    6,860
Assignment of oil lease in payment of note payable     $     --     $     --       $   40,000

Common stock acquired for conversion of
   note receivable                                     $     --     $     --       $    6,406

Common stock canceled for conversion of
   note receivable                                     $     --     $     --       $    5,600

Additions to equipment under capital leases            $     --     $     --       $  107,631




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

The consolidated interim financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principals ("GAAP") have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the consolidated financial statements and related notes included in the Company's Form 10-KSB as of and for the year ended December 31, 1997.

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



2.    UNCONSOLIDATED SUBSIDIARY

Pursuant to a reorganization agreement dated September 4, 1997, the Company acquired all of the outstanding stock of Triple A Annuity Marketing, Inc.. Due to provisions in the agreement, the subsidiary is accounted for as an unconsolidated subsidiary under the equity method. Revenues and net income for the period ended March 31, 1998 for Triple A Annuity Marketing, Inc. were approximately $30,428 and zero respectively.



3.    SOFTWARE DEVELOPMENT COSTS

During January of 1998, the Company formed a strategic joint venture with Transaction Information Systems, Inc. (TIS) for the building of a technical robust architecture capable of supporting the Company's long term strategic initiatives of creating an interactive enterprise insurance and retirement services website. During the period ended March 31, 1998, the company had incurred $100,000 of costs associated with such initiatives. The Company has capitalized such costs as software development costs. Amortization of the asset will begin when placed in to service which is expected to be in the fourth quarter of 1998.

Financial Accounting Standard No. 86, "Accounting for the Cost of Computer Software to be Sold, Leased, or Otherwise Marketed", provides for the capitalization of certain costs related to development of computer software products. Capitalized computer software costs include direct labor, labor-related overhead costs and interest. The software will be amortized over its expected useful life of 3 years after it is placed in service. Management periodically evaluates the recoverability, valuation and amortization of capitalized software cost. As Part of this review, management considers the undiscounted projected future net earnings. If the undiscounted future net earnings is less than the stated value, software costs will be written down to fair value.

                           VIKING CAPITAL GROUP, INC.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)






5.    OPTIONS ISSUED

During the current quarter, the Company granted 834,348 options exercisable at rates from $0.35 to $1.00 per share. The weighted average exercise price of the options granted was $0.52. All of these options are exercisable within one year and expire within one year.


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


7.    EVENTS SUBSEQUENT TO MARCH 31, 1998

Subsequent to March 31, 1998, approximately 138,750 shares of common stock were issued for services, 20,000 shares were issued for cash, and approximately 62,500 shares of common stock were issued for computer equipment.

Item 2. Management's Discussion and Analysis or Plan of Operations.


Material Changes in Results of Operations

         During the three month period ended March 31, 1998, the Company continued in its efforts to secure capital and implement its proposed plan of business. In the course of its efforts to fulfill its strategic plan of operation it concluded the negotiations of a Strategic Joint Venture with Transaction Information Systems, Inc. (TIS). The agreement was signed in early 1998 with TIS for the building of a technical robust architecture capable of supporting the Company's long term strategic initiatives of creating an interactive enterprise insurance and retirement services website. To date, expenditures on such efforts with TIS are $100,000.

         In connection with its efforts to attract capital and implement its plan of business, the Company incurred general and administrative expenses of $357,348 and reported net losses of $359,151 for the three month period ended March 31, 1998.

Material Changes in Financial Condition, Liquidity and Capital Resources

         The Company had a cash balance of $2,328 at March 31, 1998. During the first quarter of 1998, the Company raised $53,500 via short term loans from unrelated parties and an additional $179,729 through private sale of stock and exercise of options.

         Even after the receipt of $233,229 from these sources, the Company lacks adequate financing to implement its full plan of business or to sustain its operations beyond the following twelve months. Management believes that to support the first stage of the Company's plan of operations, involving the supporting of the operations of its subsidiaries; Viking Insurance Services,
Inc., Viking Financial Services, Inc., Viking Administrator, Inc., NIAI Insurance Administrators, Inc. and Viking Systems Inc., will require additional capital over the next twelve months. Triple A Annuity Marketing, Inc. is self sufficient and will not require specific additional funds in the foreseeable future. The Company is currently evaluating various options to raise additional capital, including possible placements of debt and equity. There is no assurance, however, that the Company will be successful in securing additional financing and, therefore, there is no assurance that the Company can implement its full plan of operations. If the Company is successful in implementing its plan of operations, the Company will be required to lease, acquire or construct significant additional facilities and equipment and hire substantial additional employees to carry out such operations.

                           PART II - OTHER INFORMATION

Item 5. Other Information

         The Company's common stock trades on the OTC Electronic Bulletin Board. Its symbol is "VGCP".

         Company information can be found on the World Wide Web. The address is www.vcgi.com.







Item 6.  Exhibits and Reports

                  Exhibit 21.1      List of subsidiaries of the Registrant
                  Exhibit 27.1      Financial Data Schedule

                                  EXHIBIT INDEX
                                  -------------


EXHIBIT
NUMBER                  DESCRIPTION
-------                 -----------


 2.1

21.1                    List of Subsidiaries of the Registrant
27.1                    Financial Data Schedule

                                   SIGNATURES



         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                   VIKING CAPITAL GROUP, INC.

Dated: May 8,  1998                             By:  \s\  William J. Fossen
                                                 -------------------------------
                                                  William J. Fossen, President


Dated: May 8, 1998                              By: \s\  Matthew W. Fossen
                                                 -------------------------------
                                                 Matthew W. Fossen
                                                 Chief Financial Officer

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