Form 10QSB
period 1998-06-30
VIKING CAPITAL GROUP INC
filed 1998-08-12
CIK 886093

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
       EXCHANGE ACT OF 1934

                       For the period ended June 30, 1998

                                       OR

[ ] TRANSITION  REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
     EXCHANGE ACT OF 1934

                     For the transition period from __ to __

                           Commission File No. 0-22744


                           VIKING CAPITAL GROUP, INC.
                   -------------------------------------------
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

         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

As of June 30, 1998, approximately 23,665,487 shares of Common Stock of the issuer were outstanding. As of June 30, 1998, 100,000 shares of Class B Common Stock of the issuer were outstanding.


                           VIKING CAPITAL GROUP, INC.

                                      INDEX


                                                                                                 Page
                                                                                                 Number
                                                                                                 ------

PART I - FINANCIAL INFORMATION

      Item 1. Financial Statements

         Consolidated Balance Sheets - June 30, 1998 and December 31, 1997                         3

         Consolidated  Statements of Operations - For the three months ended June
         30, 1998 and 1997, and for the period from inception
         (November 12, 1986) to June 30, 1998                                                      5

         Consolidated  Statements  of Operations - For the six months ended June
         30, 1998 and 1997, and for the period from inception
         (November 12, 1986) to June 30, 1998                                                      6

         Consolidated  Statements  of Cash Flows - For the six months ended June
         30, 1998 and 1997, and for the period from inception
         (November 12, 1986) to June 30, 1998                                                      7

         Notes to Consolidated Condensed Financial Statements                                      9


      Item 2. Management's Discussion and Analysis or Plan of Operations.                         11


PART II - OTHER INFORMATION

      Item 5. Other Information                                                                   12
      Item 6.  Exhibits                                                                           13


SIGNATURES                                                                                        14
EXHIBITS                                                                                          15



                           VIKING CAPITAL GROUP, INC.
                        (A Development Stage Enterprise)

                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)


                                     ASSETS

                                                                 June 30,  December 31,
                                                                  1998       1997
                                                                 --------   --------

CURRENT ASSETS
  Cash                                                           $ 11,430   $123,454
  Accounts receivable                                               8,298     65,372
  Notes and other accounts receivable and accrued interest        131,315    104,338
  Prepaid expense                                                    --         --
                                                                 --------   --------
     Total current assets                                         151,043    293,164
                                                                 --------   --------

Office furniture, equipment, software and capitalized software
development costs, net                                            341,445     93,727

INVESTMENT IN SUBSIDIARY                                           34,800     34,800

OTHER ASSETS                                                       85,027     86,377
                                                                 --------   --------

TOTAL ASSETS                                                     $612,315   $508,068
                                                                 ========   ========



   The accompanying notes are an integral part of these financial statements.


                           VIKING CAPITAL GROUP, INC.
                        (A Development Stage Enterprise)

                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)



                      LIABILITIES AND STOCKHOLDERS' DEFICIT


                                                                    June 30,      December 31,
                                                                       1998          1997
                                                                   -----------    -----------

CURRENT LIABILITIES
  Accounts payable and accrued expenses                            $   325,756    $   133,060
  Accrued officer's payroll                                            401,963        416,367
  Lease obligation, current portion                                     29,451         27,324
  Note payable and accrued interest                                    118,131        254,135
                                                                   -----------    -----------
     Total current liabilities                                         875,301        830,886
                                                                   -----------    -----------

LONG-TERM DEBT
  Obligations under capital leases, less current portion                42,711         58,134
                                                                   -----------    -----------
     Total liabilities                                                 918,012        889,020
                                                                   -----------    -----------

STOCKHOLDERS' DEFICIT
  Common stock $0.001 par value;  150,000,000 shares authorized;
     23,665,487 and 21,555,161 issued and outstanding as of June
     30, 1998 and December 31, 1997, respectively                       23,665         21,555
  Common stock Class B $0.001 par value; 100,000 shares
     authorized and outstanding                                            100            100
  Preferred stock $1.00 par value; 50,000,000 shares authorized;
     no shares issued and outstanding                                     --             --
Paid-in capital                                                      6,280,622      5,447,351
  Deficits accumulated in the development stage                     (6,227,622)    (5,541,630)
                                                                   -----------    -----------
                                                                        76,765        (72,624)
                                                                   -----------    -----------

  Less treasury stock - 25,625 shares at cost                           (6,406)        (6,406)
                                                                   -----------    -----------
  Less stock issued for notes receivable                              (376,056)      (301,922)
                                                                   -----------    -----------

     Total stockholders' deficit                                      (305,697)      (380,952)
                                                                   -----------    -----------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                        $   612,315    $   508,068
                                                                   ===========    ===========


   The accompanying notes are an integral part of these financial statements.


                           VIKING CAPITAL GROUP, INC.
                        (A Development Stage Enterprise)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                  Three months ended June 30, 1998 and 1997 and
           Period from November 12, 1986 (inception) to June 30, 1998



                                                 Three months ended           Period from
                                                      June 30,              November 12, 1986
                                                1998             1997        to June 30, 1998
                                             ------------    ------------   -----------------


Revenue                                      $       --      $       --      $    441,382
Cost of Revenue                                      --              --            68,119
                                             ------------    ------------    ------------
Gross Profit                                         --              --           373,263
                                             ------------    ------------    ------------

Cost and expenses
   Depreciation and amortization                    8,336           7,653          59,913
   General and administrative expenses            327,344         258,394       6,326,271
                                             ------------    ------------    ------------
       Total cost and expenses                    335,680         266,047       6,386,184
                                             ------------    ------------    ------------

   Loss from operations                          (335,680)       (266,047)     (6,012,921)

Other income(expenses)
   Interest income                                 12,206           2,568          50,003
   Interest and penalty expense                    (5,367)        (23,809)       (196,222)
   Other                                             --              --           (37,260)
                                             ------------    ------------    ------------
       Total other income(expense)                  6,839         (21,241)       (183,479)
                                             ------------    ------------    ------------

Loss before income taxes                         (328,841)       (287,288)     (6,196,400)

Income tax provision                                 --              --               (32)
                                             ------------    ------------    ------------

Net loss                                     $   (328,841)   $   (287,288)   $ (6,196,432)
                                             ============    ============    ============

Loss per common share attributable to
   common stockholders
     Basic and Fully Diluted                       $(.014)         $(.020)


Weighted average common shares outstanding     23,017,450



   The accompanying notes are an integral part of these financial statements.


                           VIKING CAPITAL GROUP, INC.
                        (A Development Stage Enterprise)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                   Six months ended June 30, 1998 and 1997 and
           Period from November 12, 1986 (inception) to June 30, 1998




                                             Six  months ended         Period from
                                                  June 30,           November 12, 1986
                                           1998             1997      to June 30, 1998
                                         -----------    -----------   ----------------


Revenue                                  $      --      $      --      $   441,382
Cost of Revenue                                 --             --           68,119
                                         -----------    -----------    -----------
Gross Profit                                    --             --          373,263
                                         -----------    -----------    -----------

Cost and expenses
   Depreciation and amortization              15,989         14,783         59,913
   General and administrative expenses       675,039        543,221      6,326,271
                                         -----------    -----------    -----------
       Total cost and expenses               691,028        558,004      6,386,184
                                         -----------    -----------    -----------

   Loss from operations                     (691,028)      (558,004)    (6,012,921)

Other income(expenses)
   Interest income                            21,977          5,168         50,003
   Interest and penalty expense              (16,941)       (41,189)      (196,222)
   Other                                        --             --          (37,260)
                                         -----------    -----------    -----------
       Total other income(expense)             5,036        (36,021)      (183,479)
                                         -----------    -----------    -----------

Loss before income taxes                    (685,992)      (594,025)    (6,196,400)

Income tax provision                            --             --              (32)
                                         -----------    -----------    -----------

Net loss                                 $  (685,992)   $  (594,025)   $(6,196,432)
                                         ===========    ===========    ===========

Loss per common share attributable to
   common stockholders
     Basic and Fully Diluted                  $(.030)        $(.041)

Weighted average common shares
outstanding                               23,017,450




   The accompanying notes are an integral part of these financial statements.


                           VIKING CAPITAL GROUP, INC.
                        (A Development Stage Enterprise)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                   Six months ended June 30, 1998 and 1997 and
           Period from November 12, 1986 (inception) to June 30, 1998



                                                          Six months ended            Period from
                                                              June 30,             November 12, 1986
                                                         1998           1997        to June 30, 1998
                                                      -----------    -----------    ----------------


Cash flows from operating activities
   Net loss                                           $  (685,992)   $  (594,025)   $(6,196,432)
   Non-cash charges included in operations
     Depreciation and amortization                         15,989         14,783         59,913
     Common stock issued for services and interest        232,048         28,696      1,889,323
   Common B stock issued for services                        --              100
     Note payable issued for services                        --             --            6,860
     Common stock issued for services and
       accrued expenses                                      --             --           30,434
     Provision for doubtful notes receivable                 --             --           52,754
     Common stock issued for interest payable                --             --             --
     Loss on assets                                          --             --           15,000
     Advances to stockholder expensed to consulting          --             --           57,706
   Changes in assets and liabilities
     (Increase)Decrease in accounts receivable             57,074         99,703         (8,298)
     Prepaid expenses                                        --          (21,487)          --
     Accrued interest receivable                          (21,977)          --          (41,253)
     (Increase) in deposits                                  --             --          (31,767)
     (Increase) in other assets                             3,477           --          (50,548)
     Accounts payable and accrued expenses                169,097        (29,452)       340,241
     Accrued payroll and payroll taxes                     (2,974)        42,435        411,603
                                                      -----------    -----------    -----------
       Net cash used for operating activities            (233,258)      (459,347)    (3,464,364)

Cash flows from investing activities
   Capital expenditures                                  (238,707)          --         (260,121)
   Loans made                                              (5,000)        (4,756)      (229,708)
   Loan repayments                                           --             --           15,500
   Other                                                     --             --          (15,050)
                                                      -----------    -----------    -----------
       Net cash used for investing activities            (243,707)        (4,756)      (489,379)

Cash flows from financing activities
   Stock sale expenses                                       --             --          (11,716)
   Proceeds from sale of common stock                     276,699          7,500      2,522,119
   Proceeds from notes payable                            120,315        573,900      2,056,201
   Principal repayments of notes payable                  (16,650)      (115,385)      (566,682)
   Principal payments on capital lease obligations        (15,423)          --          (37,596)
   Proceeds from preferred stock sale                        --             --           20,000
   Repurchase of preferred stock                             --             --          (11,319)
   Preferred dividends paid                                  --             --           (5,834)
                                                      -----------    -----------    -----------
       Net cash provided by financing activities          364,941        466,015      3,965,173

Increase (decrease) in cash                              (112,024)         1,912         11,430



                                  - continued -
                                        7
The accompanying notes are an integral part of these financial statements.


                           VIKING CAPITAL GROUP, INC.
                        (A Development Stage Enterprise)

                CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued
                                   (Unaudited)
                     Six months ended June 30, 1998 and 1997
         and Period from November 12, 1986 (inception) to June 30, 1998



                                                          Six months ended       Period from
                                                            June 30,            November 12, 1986
                                                          1998         1997      to June 30, 1998
                                                       ----------   ----------   ----------------


Cash at beginning of period                               123,454        9,920         --
                                                       ----------   ----------   ----------
Cash at end of period                                  $   11,430   $   11,832   $   11,430
                                                       ==========   ==========   ==========

Cash flow information:
   Interest paid                                       $     --     $     --     $   55,309
   Income taxes paid                                   $     --     $     --     $       32

Non-cash investing activities:
   Common stock issued for:
     Acquisition of Triple A                           $     --     $     --     $   34,800
     Acquisition of NIAI                               $     --     $     --     $   10,000
     Acquisition of VISI                               $     --     $     --     $      434
     Oil lease                                         $     --     $     --     $   40,000

Non-cash financing activities:
   Preferred stock issued for:
     Note payable-related party                        $     --     $     --     $   60,000
     Accrued interest-related party                    $     --     $     --     $    4,500
     Accrued expenses-related party                    $     --     $     --     $   25,500

Common stock issued for:
   Services and fees                                   $  209,185   $   28,696   $1,614,331
   Repayment of notes payable                          $  227,500   $   11,207    1,189,617
   Payment of interest                                 $   22,864   $     --        124,726
   Payment of accounts payable and exp reimbursement   $     --     $     --         27,055
   Conversion of preferred stock                       $     --     $     --        100,000
   Payment of preferred stock dividend                 $     --     $     --         25,556
   Notes Receivable                                    $   74,134   $     --        376,056
   Equipment                                           $   25,000   $     --         25,000

Note payable issued for services                       $     --     $     --     $    6,860
Assignment of oil lease in payment of note payable     $     --     $     --     $   40,000

Common stock acquired for conversion of
   note receivable                                     $     --     $     --     $    6,406

Common stock canceled for conversion of
   note receivable                                     $     --     $     --     $    5,600

Additions to equipment under capital leases            $     --     $   10,378   $  107,631





                                        8
   The accompanying notes are an integral part of these financial statements.

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



2.    UNCONSOLIDATED SUBSIDIARY

Pursuant to a reorganization agreement dated September 4, 1997, the Company acquired all of the outstanding stock of Triple A Annuity Marketing, Inc.. Due to provisions in the agreement, the subsidiary is accounted for as an unconsolidated subsidiary under the equity method. Revenues and net income for the period ended June 30, 1998 for Triple A Annuity Marketing, Inc. were approximately $35,437 and zero respectively.



3.    SOFTWARE DEVELOPMENT COSTS

During January of 1998, the Company formed a strategic joint venture with Transaction Information Systems, Inc. (TIS) for the building of a technical robust architecture capable of supporting the Company's long term strategic initiatives of creating an interactive enterprise insurance and retirement services website. During the period ended June 30, 1998, the Company had incurred $235,919 of costs associated with such initiatives. Subsequent to June 30, 1998, the Company incurred $71,700 in cost. The Company has capitalized such costs as software development costs. Amortization of the asset will begin when placed in to service which is expected to be in the fourth quarter of 1998.

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

                           VIKING CAPITAL GROUP, INC.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)






5.    OPTIONS ISSUED

During the current quarter, the Company granted 995,500 options exercisable at rates from $0.50 to $1.00 per share. This includes options for five years for 410,000 shares of common restricted stock exercisable at 25% per year at $1.00 per share and for 585,500 shares exercisable and expiring within one year at a weighted average exercise price of $0.64 per share.


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


7.    EVENTS SUBSEQUENT TO JUNE 30, 1998

Subsequent  to  June  30,  1998,  the  Company   incurred  $71,700  in  software
development cost (see footnote 3).

Item 2. Management's Discussion and Analysis or Plan of Operations.


Material Changes in Results of Operations

         During the three month period ended June 30, 1998, the Company (website: www.vcgi.com) continued in its efforts to secure capital and implement its proposed plan of business. In the course of its efforts to fulfill its strategic plan of operation it concluded the negotiations of a Joint Network
Services Agreement with New-York-based IXNET (website: www.ixnet.com), a subsidiary of IPC Information Systems, Inc. (NASDAQ:IPCX). The two companies will create a high-performance, private ATM (asynchronous transfer mode) network to launch its eCommerce insurance system, Universal IP(TM). The Company has also continued in its efforts to build the robust technical architecture required for Universal IP (TM) with its strategic partner Transaction Information Systems, Inc. (TIS) (website www.tisny.com) of New York. The Company refers to these strategic relationships as the "Viking Systems Business Enterprise". During the quarter ended June 30, 1998, the Company had incurred costs of $135,919 in efforts to build the technical robust architecture required for the Universal IP(TM) system. Additional costs of similar or greater size are anticipated in this effort.

         In connection with its efforts to attract capital and implement its plan of business, the Company incurred general and administrative expenses of $675,039 and reported net losses of $685,992 for the six month period ended June 30, 1998.

Material Changes in Financial Condition, Liquidity and Capital Resources

         The Company had a cash balance of $11,430 at June 30, 1998. During the second quarter of 1998, the Company raised $54,500 via short term loans from unrelated parties, $12,315 via short term loans from related parties and an additional $96,970 through the private sale of stock.

         Even after the receipt of $163,785 from these sources, the Company lacks adequate financing to implement its full plan of business or to sustain its operations beyond the following twelve months. Management believes that to support the first stage of the Company's plan of operations, involving the supporting of the operations of its subsidiaries; Viking Insurance Services,
Inc., Viking Financial Services, Inc., Viking Administrator, Inc., NIAI Insurance Administrators, Inc. and Viking Systems Inc., will require additional capital over the next twelve months. Triple A Annuity Marketing, Inc. is self sufficient and will not require specific additional funds in the foreseeable future. The Company is currently evaluating various options to raise additional capital, including possible placements of debt and equity. There is no assurance, however, that the Company will be successful in securing additional financing and, therefore, there is no assurance that the Company can implement its full plan of operations. If the Company is successful in implementing its plan of operations, the Company will be required to lease, acquire or construct significant additional facilities and equipment and hire substantial additional employees to carry out such operations.

                           PART II - OTHER INFORMATION

Item 5. Other Information

         The Company's common stock trades on the OTC Electronic Bulletin Board. Its symbol is "VGCP".

         Company information can be found on the World Wide Web. The address is www.vcgi.com.

         Attention is directed to the financial information related to the efforts to build the technical robust architecture required by the Registrant's Universal IP(TM) eCommerce insurance software systems as noted in Part I Financial Statements and footnote 3 and, in Management's Discussion and Analysis or Plan of Operations and such information is incorporated herein by reference.





Item 6.  Exhibits and Reports

                  Exhibit 21.1      List of subsidiaries of the Registrant
                  Exhibit 27.1      Financial Data Schedule

                                  EXHIBIT INDEX
                                  -------------


EXHIBIT
NUMBER                   DESCRIPTION
                         -----------


 2.1

21.1                  List of Subsidiaries of the Registrant
27.1                  Financial Data Schedule

                                   SIGNATURES



         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                  VIKING CAPITAL GROUP, INC.

Dated: August 11,  1998                          By: \s\  William J. Fossen
                                                    -------------------------
                                                    William J. Fossen, President


Dated: August 11,  1998                           By: \s\  Matthew W. Fossen
                                                    --------------------------
                                                    Matthew W. Fossen
                                                    Chief Financial Officer

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