Form 10QSB
period 1998-09-30
VIKING CAPITAL GROUP INC
filed 1998-11-13
CIK 886093

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                     For the period ended September 30, 1998

                                       OR

[ ] TRANSITION  REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
    EXCHANGE ACT OF 1934
                     For the transition period from __ to __

                           Commission File No. 0-22744


                           VIKING CAPITAL GROUP, INC.
                           --------------------------
        (Exact name of small business issuer as specified in its charter)


             Utah                                   87-0442090
--------------------------------              ----------------------------------
(State or other jurisdiction of               (IRS Employer Identification No.)
incorporation or organization)

        Two Lincoln Centre, Suite 300, 5420 LBJ FWY, Dallas, Texas 75240
        ----------------------------------------------------------------
                    (Address of principal executive offices)

                                 (972) 386-9996
                           (Issuer's telephone number)

--------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

As of September 30, 1998, approximately 23,424,573 net shares of Common Stock of the issuer were outstanding. As of September 30, 1998, 100,000 shares of Class B Common Stock of the issuer were outstanding.



                                      INDEX


                                                                                                 Page
                                                                                                 Number
                                                                                                 ------

PART I - FINANCIAL INFORMATION

      Item 1. Financial Statements

         Consolidated Balance Sheets - September 30, 1998 and December 31, 1997                    3

         Consolidated Statements of Operations - For the three
         months ended September 30, 1998 and 1997, and for the period from inception
         (November 12, 1986) to September 30, 1998                                                 5

         Consolidated Statements of Operations - For the nine
         months ended Septmeber 30, 1998 and 1997, and for the period from inception
         (November 12, 1986) to September 30, 1998                                                 6

         Consolidated  Statements  of Cash  Flows - For the  nine  months  ended
         September 30, 1998 and 1997, and for the period from inception
         (November 12, 1986) to September 30, 1998                                                 7

         Notes to Consolidated Condensed Financial Statements                                      9


      Item 2. Management's Discussion and Analysis or Plan of Operations.                         11


PART II - OTHER INFORMATION

      Item 5. Other Information                                                                   12
      Item 6.  Exhibits                                                                           13


SIGNATURES                                                                                        14
EXHIBITS                                                                                          15




                           VIKING CAPITAL GROUP, INC.
                        (A Development Stage Enterprise)

                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)


                                     ASSETS
                                     ------

                                                               September 30,    December 31,
                                                                  1998             1997
                                                               -------------    ------------
CURRENT ASSETS

  Cash                                                           $  4,170         $123,454
  Accounts receivable                                               2,000           65,372
  Notes and other accounts receivable and accrued interest        146,354          104,338
  Prepaid expense                                                    --               --
                                                                 --------         --------
     Total current assets                                         152,524          293,164
                                                                 --------         --------

Office furniture, equipment, software and capitalized software
development costs, net                                            643,673           93,727

INVESTMENT IN SUBSIDIARY                                             --             34,800

OTHER ASSETS                                                       85,027           86,377
                                                                 --------         --------

TOTAL ASSETS                                                     $881,224         $508,068
                                                                 ========         ========




The accompanying notes are an integral part of these financial statements.



                           VIKING CAPITAL GROUP, INC.
                        (A Development Stage Enterprise)

                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)



                      LIABILITIES AND STOCKHOLDERS' DEFICIT
                      -------------------------------------


                                                                   September 30,  December 31,
                                                                       1998           1997
                                                                   -------------  ------------

CURRENT LIABILITIES
  Accounts payable and accrued expenses                            $   651,493    $   133,060
  Accrued officer's payroll                                            401,963        416,367
  Lease obligation, current portion                                     30,575         27,324
  Note payable and accrued interest                                    237,806        254,135
                                                                   -----------    -----------
     Total current liabilities                                       1,321,837        830,886
                                                                   -----------    -----------

LONG-TERM DEBT
  Obligations under capital leases, less current portion                34,639         58,134
                                                                   -----------    -----------
     Total liabilities                                               1,356,476        889,020
                                                                   -----------    -----------

STOCKHOLDERS' DEFICIT
  Common stock $0.001 par value; 150,000,000 shares authorized;
     23,950,198 and 21,555,161 issued as of September
     30, 1998 and December 31, 1997, respectively                       23,950         21,555
  Common stock Class B $0.001 par value; 100,000 shares
     authorized and outstanding                                            100            100
  Preferred stock $1.00 par value; 50,000,000 shares authorized;
     no shares issued and outstanding                                     --             --
  Paid-in capital                                                    6,354,782      5,447,351
  Deficits accumulated in the development stage                     (6,436,822)    (5,541,630)
                                                                   -----------    -----------
                                                                       (57,990)       (72,624)
                                                                   -----------    -----------

  Less treasury stock - 525,625 and 25,625 shares at cost
     respectively                                                      (41,206)        (6,406)
                                                                   -----------    -----------
  Less stock issued for notes receivable                              (376,056)      (301,922)
                                                                   -----------    -----------

     Total stockholders' deficit                                      (475,252)      (380,952)
                                                                   -----------    -----------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                        $   881,224    $   508,068
                                                                   ===========    ===========



The accompanying notes are an integral part of these financial statements.



                           VIKING CAPITAL GROUP, INC.
                        (A Development Stage Enterprise)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
               Three months ended September 30, 1998 and 1997 and
         Period from November 12, 1986 (inception) to September 30, 1998




                                                  Three months ended          Period from
                                                     September 30,          November 12, 1986
                                                1998             1997      to September 30, 1998
                                              --------        ---------    ---------------------

Revenue                                      $       --      $     50,000    $    441,382
Cost of Revenue                                      --              --            68,119
                                             ------------    ------------    ------------
Gross Profit                                         --            50,000         373,263
                                             ------------    ------------    ------------

Cost and expenses
   Depreciation and amortization                   10,079           7,653          69,991
   General and administrative expenses            192,928         458,805       6,519,201
                                             ------------    ------------    ------------
       Total cost and expenses                    203,007         466,458       6,589,192
                                             ------------    ------------    ------------

   Loss from operations                          (203,007)       (416,458)     (6,215,929)

Other income(expenses)
   Interest income                                 11,439           2,585          61,442
   Interest and penalty expense                   (17,632)        (27,514)       (213,853)
   Other                                                             --           (37,260)
                                             ------------    ------------    ------------
       Total other income(expense)                 (6,193)        (24,929)       (189,671)
                                             ------------    ------------    ------------

Loss before income taxes                         (209,200)       (441,387)     (6,405,600)

Income tax provision                                 --              --               (32)
                                             ------------    ------------    ------------

Net loss                                     $   (209,200)   $   (441,387)   $ (6,405,632)
                                             ============    ============    ============

Loss per common share attributable to
   common stockholders
     Basic and Fully Diluted                 $      (.009)   $      (.028)


Weighted average common shares outstanding     23,213,781



   The accompanying notes are an integral part of these financial statements.





                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                Nine months ended September 30, 1998 and 1997 and
         Period from November 12, 1986 (inception) to September 30, 1998



                                                Nine  months ended             Period from
                                                    September 30,           November 12, 1986
                                                1998             1997      to September 30, 1998
                                              --------        ---------    ---------------------


Revenue                                      $       --      $     50,000    $    441,382
Cost of Revenue                                      --              --            68,119
                                             ------------    ------------    ------------
Gross Profit                                         --            50,000         373,263
                                             ------------    ------------    ------------

Cost and expenses
   Depreciation and amortization                   26,067          22,436          69,991
   General and administrative expenses            867,969       1,002,027       6,519,201
                                             ------------    ------------    ------------
       Total cost and expenses                    894,036       1,024,463       6,589,192
                                             ------------    ------------    ------------

   Loss from operations                          (894,036)       (974,463)     (6,215,929)

Other income(expenses)
   Interest income                                 33,416           7,753          61,442
   Interest and penalty expense                   (34,572)        (68,703)       (213,853)
   Other                                                             --           (37,260)
                                             ------------    ------------    ------------
       Total other income(expense)                 (1,156)      (60,950))        (189,671)
                                             ------------    ------------    ------------

Loss before income taxes                         (895,192)     (1,035,413)     (6,405,600)

Income tax provision                                 --              --               (32)
                                             ------------    ------------    ------------

Net loss                                     $   (895,192)   $ (1,035,413)   $ (6,405,632)
                                             ============    ============    ============

Loss per common share attributable to
   common stockholders
     Basic and Fully Diluted                 $      (.039)   $      (.070)


Weighted average common shares outstanding     23,213,781



The accompanying notes are an integral part of these financial statements.



                           VIKING CAPITAL GROUP, INC.
                        (A Development Stage Enterprise)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                Nine months ended September 30, 1998 and 1997 and
         Period from November 12, 1986 (inception) to September 30, 1998


                                                          Nine months ended          Period from
                                                            September 30,          November 12, 1986
                                                        1998             1997    to September 30, 1998
                                                      --------        ---------  ---------------------


Cash flows from operating activities
   Net loss                                           $  (895,192)   $(1,035,413)   $(6,405,632)
   Non-cash charges included in operations
     Depreciation and amortization                         26,067         22,456         69,991
     Common stock issued for services and interest        266,493        346,952      1,923,768
Common B stock issued for services                                          --              100
     Note payable issued for services                        --             --            6,860
     Common stock issued for services and
       accrued expenses                                      --             --           30,434
     Provision for doubtful notes receivable                 --             --           52,754
     Common stock issued for interest payable                --             --             --
     Loss on assets                                          --             --           15,000
     Advances to stockholder expensed to consulting          --             --           57,706
   Changes in assets and liabilities
     (Increase)Decrease in accounts receivable             59,772         49,703         (5,600)
     Prepaid expenses                                        --              588           --
     Accrued interest receivable                          (33,416)          --          (52,692)
     (Increase) in deposits                                  --              400        (31,767)
     (Increase) in other assets                             4,601           --          (49,424)
     Accounts payable and accrued expenses                498,816        (31,397)       669,960
     Accrued payroll and payroll taxes                     (3,549)        23,124        411,028
                                                      -----------    -----------    -----------
       Net cash used for operating activities             (76,408)      (623,587)    (3,307,514)

Cash flows from investing activities
   Capital expenditures                                  (551,012)       (10,377)      (572,426)
   Loans made                                              (5,000)       (10,541)      (229,708)
   Loan repayments                                           --            2,000         15,500
   Other                                                     --             --          (15,050)
                                                      -----------    -----------    -----------
       Net cash used for investing activities            (556,012)       (18,918)      (801,684)

Cash flows from financing activities
   Stock sale expenses                                       --             --          (11,716)
   Proceeds from sale of common stock                     296,699         52,500      2,542,119
   Proceeds from notes payable                            267,467        706,612      2,203,353
   Principal repayments of notes payable                  (27,535)      (116,747)      (577,567)
   Principal payments on capital lease obligations        (23,495)        (6,724)       (45,668)
   Proceeds from preferred stock sale                        --             --           20,000
   Repurchase of preferred stock                             --             --          (11,319)
   Preferred dividends paid                                  --             --           (5,834)
                                                      -----------    -----------    -----------
       Net cash provided by financing activities          513,136        635,641      4,113,368

Increase (decrease) in cash                              (119,284)        (6,884)         4,170


                                  - continued -
                                       7
   The accompanying notes are an integral part of these financial statements.



                           VIKING CAPITAL GROUP, INC.
                        (A Development Stage Enterprise)

                CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued
                                   (Unaudited)
                Nine months ended September 30, 1998 and 1997 and
         Period from November 12, 1986 (inception) to September 30, 1998


                                                         Nine months ended         Period from
                                                            September 30,         November 12, 1986
                                                        1998            1997     to September 30, 1998
                                                      --------       ---------   ---------------------


Cash at beginning of period                               123,454       10,000               --
                                                       ----------   ----------         ----------
Cash at end of period                                  $    4,170   $    3,136         $    4,170
                                                       ==========   ==========         ==========

Cash flow information:
   Interest paid                                       $     --     $     --           $   55,309
   Income taxes paid                                   $     --     $     --           $       32

Non-cash investing activities:
   Common stock issued for:
     Acquisition of Triple A                           $     --     $   34,800         $   34,800
     Acquisition of NIAI                               $     --     $   10,000         $   10,000
     Acquisition of VISI                               $     --     $     --           $      434
     Oil lease                                         $     --     $     --           $   40,000

Non-cash financing activities:
   Preferred stock issued for:
     Note payable-related party                        $     --     $     --           $   60,000
     Accrued interest-related party                    $     --     $     --           $    4,500
     Accrued expenses-related party                    $     --     $     --           $   25,500

Common stock issued for:
   Services and fees                                   $  242,337   $  345,092         $1,647,483
   Repayment of notes payable                          $  247,500   $   27,207          1,209,617
   Payment of interest                                 $   24,156   $    1,860            126,617
   Payment of accounts payable and exp reimbursement   $     --     $     --               27,055
   Conversion of preferred stock                       $     --     $     --              100,000
   Payment of preferred stock dividend                 $     --     $     --               25,556
Notes Receivable                                       $   74,134   $     --              376,056
   Equipment                                           $   25,000   $     --               25,000

Note payable issued for services                       $     --     $     --           $    6,860
Assignment of oil lease in payment of note payable     $     --     $     --           $   40,000

Common stock acquired for conversion of
   note receivable                                     $     --     $     --           $    6,406

Common stock canceled for conversion of
   note receivable                                     $     --     $     --           $    5,600

Additions to equipment under capital leases            $     --     $                  $  107,631



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


2.    UNCONSOLIDATED SUBSIDIARY

Pursuant to an agreement dated September 4, 1997, the Company acquired all of the outstanding stock of Triple A Annuity Marketing, Inc. in exchange for common restricted shares. Due to certain contingent provisions in the agreement, the transaction was accounted for as the purchase of an unconsolidated subsidiary under the equity method as it was unclear if control of the subsidiary would be permanent. The investment was recorded at $34,800, the net book value of Triple A Annuity Marketing, Inc. In the third quarter of 1998, Triple A exercised its option under the provisions of the agreement to rescind the purchase. The equity investment of $34,800 was reclassified to treasury stock representing the 500,000 shares of common restricted stock which were returned Viking.


3.    SOFTWARE DEVELOPMENT COSTS

During January of 1998, the Company formed a strategic joint venture alliance with Transaction Information Systems, Inc. (TIS) for the building of a technical robust architecture capable of supporting the Company's long term strategic initiatives of creating an interactive enterprise insurance and retirement services website. During the period ended September 30, 1998, the Company had incurred $548,225 of costs associated with such initiatives. Subsequent to September 30, 1998, the Company incurred $75,353 in cost. The Company has capitalized such costs as software development costs. Amortization of the asset will begin when placed in to service which is expected to be in the fourth quarter of 1998.

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

                           VIKING CAPITAL GROUP, INC.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)






5.    OPTIONS ISSUED

During the current quarter, the Company granted options exercisable at rates from $0.25 to $1.00 per share. This includes options for five years for 121,413 shares of common restricted stock exercisable at 25% per year at $0.75 per share and options for five years for 300,000 shares of common restricted stock exercisable at 25% per year at $1.00 per share and for 143,649 shares exercisable and expiring within one year at a weighted average exercise price of $0.42 per share.


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


7.    EVENTS SUBSEQUENT TO SEPTEMBER 30, 1998

Subsequent to September 30, 1998, the Company incurred $75,353 in software development cost (see footnote 3). In addition, the Company issued 148,000 shares of common restricted stock and granted options for 406,000 shares exercisable and expiring within one year at an exercise price of $0.30 per share and 408,000 shares exercisable within one year at an exercise price of $0.50 per share.

Item 2. Management's Discussion and Analysis or Plan of Operations.


Material Changes in Results of Operations

         During the three month period ended September 30, 1998, the Company (website: www.vcgi.com) continued in its efforts to secure capital and implement its proposed plan of business. In the course of its efforts to fulfill its strategic plan of operation it concluded the negotiations of a Joint Network
Services Agreement with New-York-based IXNET (website: www.ixnet.com), a subsidiary of IPC Information Systems, Inc. (NASDAQ:IPCX). The two companies will create a high-performance, private ATM (asynchronous transfer mode) network to launch its eCommerce insurance system, Universal IP(TM). The Company has also continued in its efforts to build the robust technical architecture required for Universal IP (TM) with its strategic partner Transaction Information Systems, Inc. (TIS) (website www.tisny.com) of New York. The Company refers to these strategic relationships as the "Viking Systems Business Enterprise". During the quarter ended September 30, 1998, the Company had incurred costs of $312,306 in efforts to build the technical robust architecture required for the Universal IP(TM) system. Additional costs of similar or greater size are anticipated in this effort.

         In connection with its efforts to attract capital and implement its plan of business, the Company incurred general and administrative expenses of $867,036 and reported net losses of $895,192 for the nine month period ended September 30, 1998.

Material Changes in Financial Condition, Liquidity and Capital Resources

         The Company had a cash balance of $4,170 at September 30, 1998. During the third quarter of 1998, the Company raised $145,800 via short term loans from unrelated parties, $1,352 via short term loans from related parties and an additional $20,000 through the private sale of stock.

         Even after the receipt of $167,152 from these sources, the Company lacks adequate financing to implement its full plan of business or to sustain its operations beyond the following twelve months. Management believes that to support the first stage of the Company's plan of operations, involving the supporting of the operations of its subsidiaries; Viking Insurance Services,
Inc., Viking Financial Services, Inc., Viking Administrator, Inc., NIAI Insurance Administrators, Inc. and Viking Systems Inc., will require additional capital over the next twelve months. The Company is currently evaluating various options to raise additional capital, including possible placements of debt and equity. There is no assurance, however, that the Company will be successful in securing additional financing and, therefore, there is no assurance that the Company can implement its full plan of operations. If the Company is successful in implementing its plan of operations, the Company will be required to lease, acquire or construct significant additional facilities and equipment and hire substantial additional employees to carry out such operations.

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

         Pursuant to an agreement dated September 4, 1997, the Company acquired all of the outstanding stock of Triple A Annuity Marketing, Inc. in exchange for common restricted shares. Due to certain contingent provisions in the agreement, the transaction was accounted for as the purchase of an unconsolidated subsidiary under the equity method as it was unclear if control of the subsidiary would be permanent. The investment was recorded at $34,800, the net book value of Triple A Annuity Marketing, Inc. In the third quarter of 1998, Triple A exercised its option under the provisions of the agreement to rescind the purchase. Management believes the dollar amount is immaterial to the company's financial position (see footnote 2). Relations with Triple A are favorable.





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



                                        VIKING CAPITAL GROUP, INC.

Dated: November 13, 1998                By:  \s\  William J. Fossen
                                             ----------------------
                                                  William J. Fossen, President


Dated: November 13, 1998                 By: \s\  Matthew W. Fossen
                                             ----------------------
                                                  Matthew W. Fossen
                                                  Chief Financial Officer