Form 10KSB
period 1998-12-31
VIKING CAPITAL GROUP INC
filed 1999-03-31
CIK 886093

SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.20549
                                   FORM 10-KSB
(Mark One)
   [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (Fee Required)

                   For the Fiscal Year Ended December 31, 1998

   [ ] TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)

                       For the transition period from ___ to ___ .

                         Commission File Number 0-22744

                           VIKING CAPITAL GROUP, INC.
                 (Name of small business issuer in its charter)

         Utah                                              87-0442090
-------------------------------                  -------------------------------
(State or other jurisdiction of                  (I.R.S. Employer Identification
 incorporation)                                   Number)

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

         Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         The issuer's revenues for its most recent fiscal year were zero.

         The aggregate market value of the voting common stock held by non-affiliates, computed using the average bid and asked price at March 15, 1999, was approximately $15,570,234.

         As of March 15, 1999, there were 28,825,481 shares of Common Stock (Class A) and 100,000 shares of Class B Common Stock of the issuer outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

         The following  document is incorporated  herein by reference in Item 10
Part III:
         Adoption of an Employee Stock Option Plan as described and incorporated into the Proxy Statement on the annual statement for fiscal year ended December 31, 1995.




                                TABLE OF CONTENTS





                                                                                             Page
                                                                                             ----

PART I
                  Item 1.  Description of Business...........................................  3
                  Item 2.  Description of Properties......................................... 11
                  Item 3.  Legal Proceedings................................................. 11
                  Item 4.  Submission of Matters to a Vote of Security Holders............... 11

PART II
                  Item 5.  Market for Common Equity and Related Stockholder Matters.....      12
                  Item 6.  Management's Discussion and Analysis.............................. 13
                  Item 7.  Financial Statements.............................................. 15
                  Item 8.  Changes in and Disagreements with Accountants on
                             Accounting and Financial Disclosure............................. 15

PART III
                  Item 9.  Directors, Executive Officers, Promoters and Control Persons
                               Compliance with Section 16(a) of the Exchange Act............. 15
                  Item 10. Executive Compensation............................................ 17
                  Item 11. Security Ownership of Certain Beneficial Owners
                                and Management............................................... 19
                  Item 12. Certain Relationships and Related Transactions.................... 19
                  Item 13. Exhibits and Reports on Form 8-K.................................. 20
Signatures................................................................................... 21
Exhibit  Index .............................................................................. 22


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

         From 1990 through mid 1994 the Company concentrated only on laying the ground work to become a insurance holding company and a fully reporting SEC public holding company via the filing of the Form 10 with the SEC. In mid 1994 the Company became a fully reporting SEC Company and the effective first reporting period was as of 12/31/93. The next major activity was to enlist a market maker to establish trading in the Company's common stock via the over the counter electronic bulletin board. This was achieved on January 20, 1995. Subsequently, the common stock of the Company has attracted over ten (10) market makers spread across the USA, therein trading the stock coast to coast.

As of December 31, 1998 the Company's activities include: (1) development of private and institutional investors for various acquisitions, specifically, the purchase of insurance companies, (2) solicitation of various state and local governmental authorities for an economic incentive package with value between $20M to $30M to locate our Insurance Administration business in their state or local area, (3) implementation of the plan described below to become a provider of specialized administration and data processing services for insurance companies and banks. The Company, in pursuing these plans, purchased NIAI Insurance Administrators, Inc. and Triple A Annuity Marketing, Inc. in 1997. The Triple A Annuity Marketing, Inc. purchase was rescinded in 1998 according to the terms of the agreement if certain conditions were not met within one year. Relations with Triple A are favorable. During 1998 the Company concluded the negotiations of a Strategic Relationship with Transaction Information Systems, Inc. (TIS) and IXNet both of New York. The agreement with TIS was signed in early 1998 for the building of a technical robust architecture capable of supporting the Company's long term strategic initiatives of creating an interactive insurance, investment and retirement services web site. The IXNet Joint Network Services Agreement was concluded in June 1998 to create a high performance private ATM (asynchronous transfer mode) network on which Viking will provide its services. This network has been named the Viking Capital Financial Network.

The Company also announced in January 1999 a strategic alliance with Pearse EFT, Inc. The agreement allows Viking to offer Pearse's remote banking software application as a service on the Viking Capital Financial Network for banks wishing to provide their customers with remote or virtual banking services.

The Company believes that, as a part of its strategic plan to offer internet/private network based solutions to its corporate customers, making available certain enabling technologies will enhance acceptance and use of its network. The Company has chosen two such technologies currently.

First, a Memorandum of Understanding with Netnote International, LTD. was announced in February 1999 which provides for 3 definitive agreements giving VSI reseller rights to Netnote International's state-of-the-art E-commerce hardware solutions and software products. Primarily, the technology involved is a sub-notebook size device (about 2 lbs.) with touch screen, color display, and keyboard. The WebNote(TM) is also equipped with smart card technology to provide additional security which acts as a "web access key" providing a unique identifier, perfect for transactions that need additional security like financial transactions. The final agreements will open the door for VSI to offer a wide range of network access tools to the Company's clients.

The second technology is a very affordable IP Video Conferencing technology from MAXpc Technologies, Inc.. The agreement, announced in March 1999, gives the company the right to sell the product via the Internet and to sell to the financial services industry.

Description of Business

         Plan of Operation. The Company is a development stage company which has developed a comprehensive multi-step plan to (1) become a provider of specialized administrative and data processing services for insurance and securities products offered by other companies and (2) acquire a base of insurance managed assets under the Company's management. The Company's primary objective is to provide quality fee based administration, data processing, product development and management consulting services to businesses, particularly banks and insurance companies, and to build its own insurance managed assets via acquisitions and reinsurance purchases to a total of $1.5 billion of insurance managed assets. The Company's financial methodology is to generate profits from its fee based services described above, equal to or in excess of the cost of managing its own proposed to be purchased insurance company assets and policy holders. This methodology is expected to allow the Company to achieve a higher margin of profitability than its competitors and allow shareholder equity to grow as the managed asset base grows. Management expects the Company's proposed services will permit financial services companies, particularly small to medium sized insurance companies, banks and investment banks, to expand their sources of revenues while minimizing costs. Such proposed services are described more fully below. Implementation of the Company's plan of operations is expected to be carried out through one or more strategic acquisitions of, or combinations with, operating companies. While the

Company has not purchased an insurance company yet, it has started operations in corporate relations services, via Viking Capital Financial Services, Inc., insurance marketing services, via Viking Insurance Services, Inc., data processing services, via Viking Systems, Inc., administration services, via Viking Administrators, Inc. and the purchase of NIAI Insurance Administrators, Inc. There is no assurance that the Company can successfully continue to fund the start-up of Viking Capital Financial Services, Inc., Viking Insurance Services, Inc., Viking Systems, Inc., Viking Administrators, Inc. and other purchased operations or that such other operations can be integrated and carried out on a profitable basis. Some of the risks that could cause actual results, performance, or achievement, to differ materially from those described or implied in forward-looking statements are general economic conditions, competition, potential technology changes, changes in or the lack of anticipated changes in the regulatory environment in various countries, the ability to secure partnership, joint-venture, or strategic relationships with other entities, the ability to raise additional capital to finance expansion, and the risks inherent in new product and service introductions and the entry into new geographic markets.

         While the Company presently has no known, specific source of funds to implement its total plan of operations, the Company intends to pursue its plan of operations through mergers, exchanges of stock for assets or stock, the issuance of debt and/ or the private placement or public offering of stock for cash. The Company believes that its status as a reporting company under the Securities Exchange Act of 1934, the trading of its common stock on the over the counter electronic bulletin board (symbol VGCP) and the stature and industry contacts of Chairman, William J. Fossen, will make it more attractive to potential merger or acquisition candidates and will enhance the Company's ability to raise capital through the placement of its debt and/or equity securities. While, on December 23, 1998, the Company secured a private purchase agreement for up to $2.5 million dollars (12,500,000 common restricted shares) for working capital, no binding agreements, or agreements in principal, to raise capital for the Company or invest in the Company for the purchase of insurance companies existed as of December 31, 1998, and, therefore, there can be no assurance that the Company will be successful in obtaining the financing necessary to implement its full plan of operations.

Products and Services

The following services and proposed services described below are provided through Viking Systems "Integrator" and distributed on the Viking Capital Financial Network (VCFN) for the benefit of external customers, the wholly owned subsidiaries of the Company, and the company's future acquired insurance companies. The Company, via its subsidiaries, is structured to operate as a business to business enterprise and intends to operate these businesses worldwide.

IP Banker: Middleware that allows existing banks, S&L's and Credit Unions to offer their depositors remote banking and remote bill pay. The service will also provide a full service banking software package for those not yet in the commercial banking business such as for Investment Banking firms. This Service Product is called Virtual Banking. We propose that these systems will reside on VCFN. Revenues will be generated from sales of the software, remote bill pay package, APIs, training and their own Web Site. Viking Systems, Inc. charges a fee for each depositor, per month to reside on our Network. The additional fee for our network per depositor includes their network internet link and all it's associated charges, installations costs and continuing maintenance, regardless of bandwidth requirements. A minimum monthly fee and a minimum of three years for this contract service will be required if hosted by Viking Systems(VS).

IP Trader: This middleware allows existing Broker/Dealers to offer trading to the VCFN users. VS offers the IP Trader as a link to such firms to the company's depositors, policyholders, etc., of our Corporate Customers. We receive a transaction fee on each order. We require a contract minimum of three years for this service.

Benefits IP: This is a data processing system for Employee Benefit Plans of all kinds. Once the Company acquires an insurance company we will also offer these customers the ability to outsource part or all of their employee benefit plan administration to Viking Administrators, Inc. (VAI). Thirdly, we will ultimately offer customers the ability to purchase specially designed insurance products manufactured at our own life company or those of other carriers via Viking Insurance Services, Inc.(VISI). The Company bids on these accounts and they vary in amounts depending on the size and locations of all of their operations as well as the extent of their needs and desires for the latest technology. We require a minimum of a three year contract for this data processing link.

Universal IP: This is the Company's complete, A to Z life company system. We are finalizing all systems in preparation for our first insurance company acquisition and adding APIs for utilization with our Benefit IP systems. Therein, with this product the Company is able to offer A to Z life insurance company administration as well as just data processing service bureau. This is a key service for new players in the insurance industry. We bid on each account same as for Benefits IP. We require contracts for a minimum of seven to ten years depending upon the extent of the customer's demands. Pricing is on a bid basis though the Company does not seem to have any competitors as of this writing.

Viking Systems Banker's Service Bureau: This service offers those banks too small to host their own systems, to outsource their remote banking services to our Banker's Service Bureau. We handle all systems operations, security, technology updates and compliance updates for this customer at one central location which is at our Server Farm at 80 Pine NY, NY with two back-up identical systems. iXnet, our fiber optic backbone, simply installs a line of the customers choice (speed)which then runs to our servers and systems. We require a minimum of seven to ten years on this contract depending on services required. Contracts are on a bid basis.

Viking Systems Insurance Service Bureau: This service is identical in its set up as above for banks. This allows smaller insurance companies or those wishing to provide insurance products of their own but not wishing to perform the back room administration functions of their own insurance company. This bureau gives the new player to insurance (such as banks and investment bankers) the ability to instantly be in the business without having to set up the entire back room operations of an insurance company. The Company will initially only offer life company insurance operations. The Company is looking into Property and Casualty (P&C) as it has had some request for that service also (We have a P&C software operations in house now). Corporate customers, such as banks, will be able to offer these products and services for their depositors via what will be named Viking Capital Life Insurance Company (VCLIC) once Viking has purchased its own insurance company. Some banks will want their own life company once the 1933 Glass-Steagall law has been revised. It is expected to pass this coming fall. We require a minimum of seven to ten year contract. Pricing is on a bid basis.

The Company will charge a fee for each service which is determined by the number of depositors, participants or policyholders. The Company will also receive a transaction fee from vendors to whom the Company links to the Company's Corporate Customers.

The Company has had a demand for certain other unrelated products (as compared to electronic services) in technology and consumer products. Therein, the Company will make available two products in the technology area beginning in early 1999 which are the WebNote and MAXpc video conferencing card. Customers will be able to purchase these two products via our soon to be available Technology E-Commerce Web Site. These two products were chosen because of our original research into their use for enhancing our Corporate Customer Services listed above. The Company needed an inexpensive and reliable Web connection for its users that have many locations or a large sales force that they wish to link together, such as an insurance company's sales force. The Company also needed an inexpensive video conferencing solution that would allow its employee benefit plan customers the ability to link their worldwide employees via video to their human resource service center, saving them personnel at all of their locations. The Company chose these two technologies to fulfill that ability. While our focus is on our corporate customers, the general public will be able to purchase these items as well.

The Company intends to buy insurance companies which is at the core of its operations as well as having those purchased insurance companies serve as a solid financial base underpinning of all of its Electronic Services and Products operations. Each subsidiary first serves the parent company operations (about 20% of their resources as all operations will operate in a cookie cutter fashion) and then offers their services and products to unrelated corporate customers. The end result is traditional cost centers become profit centers and the in house operations become very cost effective.

Corporate Relations Services (Viking Capital Financial Services, Inc.):

This subsidiary of the Company provides capitalization, restructuring and public offerings for the Company and for client companies that have significant potential and/or assets. These services will be provided by the Company for a consulting fee which limits the liability arising on behalf of the Company.

This division intends to provide services to the parent Company's policyholders and corporate clients through various broker dealers, nationwide. The Company intends to contract with broker dealers through Viking Capital Financial Services, Inc. These broker/dealers will be large enough to provide all types of securities products and trading services (stocks, bonds, etc.). The Company presently does not intend to have ownership in any broker/dealerships that it does business with, but may so choose to in the future, if management deems it is necessary to properly serve its client companies. VCFSI is currently focused on capitalization of the Company.

Insurance Marketing Services Company (Viking Insurance Services, Inc.):

Marketing insurance plans call for the "Viking Travel Plan" to be offered worldwide via the Internet. The plan is an emergency travel medical and evacuation plan developed by VISI for World Travelers Association, Inc. (WTA, Inc.). Plans call for the marketing of the Viking Travel Plan via an exclusive marketing contract with WTA, Inc. and the marketing of life, health, and annuity products with several life insurance companies. Viking Insurance Services, Inc. will serve as the Company's marketing center, and will also serve as a "profit center", providing marketing services to other insurance carriers.

This subsidiary will also, in conjunction with services from its sister companies, offer E-Commerce products such as insurance products, the MAXpc video card and WebNote. Viking Insurance Services, Inc. is located at the same site as the Company headquarters.

Data Processing Company (Viking Systems, Inc.):

On February 15, 1996, the Company formed and incorporated Viking Systems, Inc. Viking Systems, Inc. serves as the Company's data processing center for all of the Company's Management Information Systems (MIS) needs and also serve as a "profit center", providing MIS services to outside client corporations.

VSI offers linkage to its data processing capabilities via the Viking Capital Financial Network (VCFN) which will allow users to process employee benefit plans (Benefits IP), Remote Banking (IP Bankers), process entire insurance company operations (Universal IP) and link with existing securities firms (IP Trader) via the Internet and allow all participants to access their account via the Internet. Though VSI plans to offer these services to all types of Corporate employee benefit plans nationwide, other insurance companies, banks and large direct marketing organizations, VSI will concentrate initially on the existing corporate customers of iXnet. This will allow those corporations to easily link to the Viking Systems employee benefit plan data processing services, as they are already on the system.

In January 1998 the Company formed a Strategic Relationship with Transaction Information Systems, Inc. (TIS), a leading Internet provider of electronic commerce solutions via the Internet. The Company will leverage the strategic agreement to service insurance companies' products cost-effectively over the Internet by reducing the cost of insurance buying and servicing. The robust, technical, architecture jointly developed by Viking Systems, Inc. and TIS integrates Java applets, a video and audio search engine and individualized information channels that can drive relevant information to consumers about their coverage. TIS will be contracted for all the Company's integration of purchased insurance companies, books of business purchased and unrelated customer insurance companies and Employee Benefit Plans. TIS will handle all installations, all MIS personnel training, servicing of the systems and technology advances. Viking Systems, Inc. is currently located at the same site as the Company headquarters.

The Company intends to utilize this Viking Systems' and Transaction Information Systems' expertise, to write integration software packages for each of its proposed acquisitions of insurance companies and for integrating the client system into the Company's system, allowing each insurance company and client companies the ability to easily outsource its needs for data processing and administration of its insurance and securities products. The Company believes that the application of these capabilities to the integration of data bases and systems can produce significant improvements in efficiency and cost savings in the Company's insurance company acquisitions and in numerous client industries, particularly for holding companies in the insurance, banking and financial services industries, where multiple entities, each having its own data processing system, are brought together under a single data processing center via outsourcing to the Company's subsidiary, Viking Systems, Inc.

Also key to the strategic plans of reducing costs are the capabilities derived from software licensed from Sun Microsystems, Inc. for searching indexed video for a particular word or phrase. The hardware and software capabilities of VSI will allow policy holders and agents to access information about their benefits plans, bank accounts, securities and/or insurance policy status via corporate intra-nets and the Internet in video, audio, and data/text format. The capabilities are very well suited for allowing an employer to supply legally required and general information about benefit coverage to beneficiaries and dependents of employee benefit plans.

In June of 1998 the Company also formed a Strategic Joint Venture with IXNet of NY. IXNet will provide the Company with all the transportation of its data systems between Viking and the corporate customer for data processing and administration contracts. This world wide telecommunication network (The Viking Capital Financial Network-VCFN) will also allow Viking Systems the ability to push such data out via the Internet, so that individual account holders can access their own accounts via the Internet for their personal employee benefit plan, banking, insurance and securities accounts.

Insurance Administration Services (Viking Administrators, Inc.)

On March 29, 1996, the Company formed and incorporated Viking Administrators, Inc. Initially, Viking Administrators, Inc. is expected to offer its services only to employee benefit plans and insurance companies, including those to be acquired, and, ultimately, bank holding companies which wish to offer insurance and securities products to their client base but do not wish to install their own administration of such products. Contracts for administration on an outsourcing basis are typically expected to be for periods of seven years or more. The Company, through Viking Administrators, Inc., intends to offer a comprehensive range of administrative services associated with the internal operations of insurance companies, including accounting, billing, policy issuance, policy servicing, compliance and financial reporting services. In August of 1997, NIAI Insurance Administrators, Inc. was acquired by Viking
Capital Group, Inc. for stock. This administration company brings tested administration software, an experienced administrator, and TPA licenses. NIAI will concentrate its administration activities on group health insurance plans. Purchase of the targeted life insurance company will facilitate licensing for the administration companies in the state in which the insurance company is licensed, therein, eliminating the need for any additional TPA licenses on a state by state basis. Should the Company determine that its own purchased life insurance company should serve as the licensed TPA, then VAI may be required to become a holding subsidiary of such purchased life insurance company should the regulators not allow VAI to accomplish such licensing via a contract with the life company. The Company is currently making its final determination as to the location of VAI. Several states are offering financial incentive packages to locate VAI in their state.

Proposed Acquisition of an Insurance Company (to be named Viking Capital Life Insurance Company):

The Company is proposing to purchase four to six life insurance companies initially to reach its immediate goal of $1.5 billion in managed insurance assets. Two such companies have been targeted for purchase immediately upon completion of the acquisition financing. Once purchased, each life company will be merged into the life company with the most licenses. The Company's own life insurance company, in addition to facilitating uniform compliance with required administrator license requirements, will serve as a warehouse or structure within which the Company intends to acquire insurance policies, with a goal of accumulating a managed asset base of $1.5 billion. The Company intends to acquire blocks of insurance utilizing three methods: (1) reinsuring a portion of the Company's client insurance companies' insurance sales for whom the Company is performing data processing and administration services; (2) purchasing blocks of business (a block or book of business is generally described as a number of insurance policies of the same type or plan), including the required accumulated reserves, typically comprised of securities and some mortgages and real estate, referred to as "managed assets"; and (3) purchasing entire insurance companies so as to take over all of the desired blocks of business in the targeted insurance company. All purchased blocks or books of business will be integrated into the Company's data processing and administration centers by Viking Systems, Inc. and Transaction Information Systems, Inc., giving each purchase the immediate benefit of economy of size. Further economy of size is achieved by the unrelated third party insurance companies' outsourcing to the Company's subsidiaries.

Management presently has identified several targets that are available. These targets may or may not be available upon the Company's completion of its capitalization. However, management believes that appropriate companies are readily available. The anticipated cost of acquiring and capitalizing an insurance company operation is estimated at $6,600,000., for a shell insurance company, and a minimum of $35,000,000., for existing operating insurance companies, depending upon the assets accumulated in such a target insurance company. Management looks for targets that have investment portfolios with poor performance, but with high quality investments and high per policy general administrative expenses, compared to the Company's ability to process data and service the same policies.

The purchase of the targeted life insurance company will finalize the licensing requirements for all activities planned. Thereafter, the Company will make six insurance company acquisitions within eighteen (18) months of capitalization. Each acquisition will average $250,000,000 of managed assets with approximately $45,000,000 of premium income, therein, achieving the Company's immediate goal of $1.5 billion in managed assets.

Proposed Additional Services:

The final phase of the Company's proposed plan of operations involves the application of the Company's expected data processing, administration and insurance expertise and capabilities to permit financial services companies, particularly insurance related operations, to offer broad based financial products on an efficient low cost basis. Such steps may involve the acquisition and/or development of additional data processing and software development companies and alliances with (and/or) the formation or acquisition of an investment banking/securities broker/dealer firm(s). Based on various articles published in recent years and discussions with industry participants, management believes that there is a growing trend toward deregulation of the financial services industry, and management anticipates that various participants in the industry, particularly banks, will be permitted to expand the scope of products and services offered, to include the sale of insurance and securities, among other products. Management believes that the implementation of the first two stages of its plan of operations and the establishment of, or strategic alliances with a broker/dealer firm(s) will permit the Company to offer insurance, securities and other financial products from broker/dealer firms to or through its existing client base. Management believes that the Company's ability to offer products from broker/dealer firms, along with its proposed supporting data processing and its administrative expertise, will be particularly attractive to small and medium sized banks which are trying to retain payroll and other corporate accounts. As the banking industry continues to expand into the sale of virtually all financial products, the use of the Company's products and systems is expected to permit banks to tailor financial products to their customers needs, thus enabling smaller banks to retain accounts without incurring the cost of developing the requisite expertise and systems internally. The Company, upon the purchase of the targeted life insurance company and the completion of the installation of the API's to our life systems with our robust technical architecture jointly developed by Viking Systems, Inc. and Transaction Information Systems, Inc., called the VS Integrator, and the IP Bankers and Benefits IP middleware which will all reside at VSI's NY Server Farm and be distributed on VCFN, now allows the company to implement the remainder of its plan of operation. Subject to the receipt of the necessary funding to carry out its plan of operations, the Company intends to issue a private placement of its preferred stock, carry out the acquisition of four to six insurance companies and to carry out the balance of its plan of operation. The above will be expedited upon completion of the Company's capitalization.


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

         Employees. At December 31, 1998, the Company had 8 employees and approximately 1,400 employees available who are employees of its strategic partners, TIS, ixNet and Pearse EFT. The Company's relations with its employees and strategic partners are favorable.

         Year 2000. The Company has completed a survey of internal administrative office equipment and software for Year 2000 issues. Additionally, the software developed by the Company is year 2000 compliant. The Company plans to continue to evaluate the Year 2000 readiness of its consultants, vendors and suppliers and develop contigency plans where necessary. Based on current information, the Company believes that the cost of compliance with the Year 2000 will not be material to the Company's financial condition or operations, and will not significantly affect the Company's ability to deliver its products and services; however, given the uncertain consequences of Year 2000 issues outside the scope or control of the Company, there can be no assurance that any one or more such Year 2000 consequences would not have a material adverse effect on the Company.

ITEM 2.  DESCRIPTION OF PROPERTIES

         The Company's executive offices are located in 15,189 square feet of office space at Two Lincoln Centre, 5420 LBJ Freeway, Suite 300, Dallas, Texas 75240 at the base rate of $21,518 per month for a period of sixty (60) months through 6/31/2001. Approximately 6,000 square feet are subleased to independent third parties pursuant to written lease agreements providing for monthly lease payments of $8,900 plus/minus adjustments. Either party may cancel the sublease with 60 days notice to the other party. Neither party intends to give such notice at the time of this report. The Company's present facilities are believed to be adequate to support its present holding company operations for the remainder of the lease. Upon purchase of its planned insurance company acquisitions, the Company has determined that it will require approximately 300,000 additional square feet.

ITEM 3.  LEGAL PROCEEDINGS

         The Company is not involved in any significant threatened, pending or ongoing litigation to the best knowledge of management.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There were no matters submitted to a vote of security holders during the fourth quarter of 1998.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market
         The  Company's  common  stock  began  trading  in the over  the counter
(OTC) market January 20, 1995 and trades on the OTC market currently. The Company's trading symbol is "VGCP". The volume in the trading averages approximately 22,254 shares a day. As of 12/31/98 the stock was quoted at $0.6875 ask and $0.5781 bid. There is a total of approximately 25,831,806 common shares outstanding of which approximately 8,535,556 are free trading shares as of 12/31/98.

         At December 31, 1998 the Company had 100,000 shares of Class B common stock authorized and outstanding. All 100,000 shares were issued to William J. Fossen, Chairman, President and CEO of the Company. The Class B common shares can elect a majority of the board of directors.

The following table sets forth the approximate low and high bid prices for each quarter of the last two years for shares traded in the over the counter market. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.
            Bid          Bid                                 Bid        Bid
QTR         Low          High                    QTR         Low        High

1Q97        $0.0625     $0.25                   1Q98        $0.4375    $1.28125
2Q97        $0.15625    $0.8125                 2Q98        $0.375     $0.5
3Q97        $0.240      $0.46                   3Q98        $0.125     $0.5
4Q97        $0.1875     $1.625                  4Q98        $0.11      $1.09375

         At  December  31,  1998,  the  Company  had   outstanding   options  of
approximately   9,222,461  of  which   approximately   6,618,213  are  currently
exercisable for the purchase of common restricted stock.

         Of the 25,831,806 shares of common stock outstanding at December 31, 1998, approximately 17,821,875 shares are "restricted stock" as defined by Rule
144. At December 31, 1998, approximately 11,460,295 shares of the restricted common stock were eligible for resale pursuant to Rule 144.

          Prior to December 31, 1998, the Company had outstanding certain note agreements. All these note holders were offered a one time opportunity to convert their notes and purchase a like amount of additional common shares by October 1, 1995 for a conversion price of $1.10 per share. At 12/31/98 all these note holders had converted or were repaid. Total conversion and purchase rights were 230,182 common restricted shares. The shares are required to be registered for resale (registration rights) when and if the Company ever filed for any registration of any of its authorized but unissued common shares.

Note holders that converted to common stock received one A warrant and one B warrant for each dollar that they converted. Each A warrant is exercisable at $3.00 per share when the trading bid price of the common stock reaches a $4.00 average over five consecutive trading days. Each B warrant is exercisable at

$5.00 per share when the trading bid price of the common stock is a $6.00 average over five consecutive trading days. Each such warrant expires upon the ninetieth day after the market trading bid price has reached the designated price as outlined above.

As of December 31, 1998, the Company had $46,148 of convertible promissory notes outstanding that had the option to convert to 230,740 common restricted shares; $125,000 convertible promissory notes outstanding that had the option to convert to 500,000 common restricted shares; $15,000 convertible promissory notes outstanding that had the option to convert to 50,000 common restricted shares; $16,370 convertible notes outstanding that had the option to convert to 46,771 common restricted shares; $101,622 convertible notes outstanding that had the option to convert to 203,244 common restricted shares. If converted, $62,322 of these promissory notes carry an additional option to purchase the same number of common shares which the holder was originally entitled to receive if the notes were converted to equity. An additional $192,000 carry an option to purchase one-half of the number of common shares which the holder was originally entitled to receive if the notes were converted to equity. The option price is the same as the conversion rate except for $15,000 convertible notes payable with a conversion rate of $0.30 per share and an option rate of $0.50 per share and $110,000 convertible notes payable with a conversion rate of $0.25 per share and an option rate of $0.50 per share. All of these notes are due in 1999 and all options, if the notes are converted, are for a period of one year.

Holders

         At December 31, 1998, there were approximately 1,128 holders of record of the common stock of the Company.

Dividends

         The Company has paid no cash dividends to any common equity holders to date and does not expect to pay any dividends in the foreseeable future. Payment of dividends on the Company's common stock is subject to the payment of all accumulated dividends payable to holders of the Company's outstanding preferred stock, if any. The Company had no preferred stock outstanding as of 12/31/98. Other than the foregoing, there are no restrictions, nor are there likely to be in the future, that limit the ability of the Company to pay dividends on its common stock.

ITEM 6   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         The Company's operations for the four years ended December 31, 1994 have consisted of efforts to develop its existing plan to become a provider of specialized administration and data processing services for the insurance and financial services industries as described elsewhere herein and efforts to attract capital in order to implement the Company's plan of operations. In addition, during this period the Company has become a fully reporting SEC company and publicly traded with market makers offering the Company's common stock across the USA. The Company became a fully reporting SEC Company in 1994 and its common stock began trading on the over the counter electronic bulletin board January 20, 1995. The Company has received no significant revenues through 1995, revenues of $273,925 in 1996, and revenues of $124,527 in 1997 and no revenue in 1998 and has generated substantial losses in all years.

         The Company's plan of operation is described in full in Item 1. Business, above. The Company's plan of operations has been implemented in multiple phases with the implementation of each phase being subject to the receipt of various levels of funding. It is management's belief that such phases have been accomplished as it pertains to preparing the Company for the acquisition of its first insurance company. Complete implementation of the Company's plan of operations is anticipated to require funding in three phases. In phase I, the Company secured, on December 23, 1998, a purchase agreement for the private purchase of up to $2,500,000 (12,500,000 common restricted shares) for working capital. In Phase II, the Company is currently being solicited by various state and local government authorities with economic incentive packages in the range of $20 million to $30 million dollars in grants or other incentives to place the Company's administrative business in their state or local area. The Company expects that this administrative business will employ between 1,200 and 1,450 people. Phase III is in the form of an equity sale of the Company's preferred stock for the purpose of acquiring four to six life insurance companies to reach the Company's immediate goal of $1.5 billion in managed insurance assets. There can be no assurance that such funding will be obtained or that the proposed plan of operation will be completed.

The Company will continue to negotiate for funding of up to $250,000,000 for the purchase of four to six insurance companies, purchase of a life software system, purchase of computer equipment, completion of additional functionality to its technical architecture middleware, and provide working capital and continue to pursue grants and other incentives from state and local authorities for an economic incentive package of between $20 - $30 million. While the Company has secured, on December 23, 1998, a private purchase agreement for up to $2.5 million (12,500,000 common restricted shares) over a period of months, the Company has not received any commitments from any private or institutional lender or investor or from any other source to provide funding to the Company for the purchase of insurance companies as of 12/31/98. Accordingly, while the Company believes that it can successfully conduct a private placement of debt and/or equity, continue to capitalize its subsidiaries, establish broker/dealer alliances and/or conduct a public offering before the end of 1999, with implementation of the remaining phase of the Company's plan of operations to follow shortly thereafter, there is no assurance that the Company can successfully complete a private placement of debt and/or equity or a public offering or that it can successfully implement any of its plan of operations. Failure to successfully complete a private placement and/or public offering of debt and/or equity, or securing funding from other sources, would materially adversely affect the timing and ability of implementation of the Company's plan of operations. If the Company is successful in implementing its plan of operations, the Company will be required to lease, acquire or construct significant additional facilities and equipment and hire substantial additional employees to carry out such operations.

At December 31, 1998, the Company had cash on hand of $47,506, total current assets of $106,394 including cash, and liabilities totaling $851,175 excluding accrued officer's salary of $634,963. Subsequent to 12/31/98 the Company had received additional cash via private sale of common stock of $678,069. Also subsequent to 12/31/98, $68,716 of $304,140 promissory notes outstanding as of 12/31/98 converted to common stock. The Company anticipates that the funds on hand will not sustain current operations beyond the first six months and are not sufficient to implement any of the Company's plan of operations. Accordingly, in order to sustain operations past such period and to implement the company's plan of operations, the Company must secure funds from other sources.




ITEM 7.  FINANCIAL STATEMENTS

The "F series" pages follow page 18 and begin with "F-1"
                                                                                                       Page
                                                                                                       ----

Independent Auditor's
Report..................................................................................................F-3
Consolidated Balance Sheets as of December 31, 1998, and 1997...........................................F-4
Consolidated Statements of Operations for the years ended December 31, 1998, 1997 and for the period from inception (November 12, 1986) to December 31, 1998.................................F-6
Consolidated Statements of Stockholders' Equity for the years ended December 31, 1998, and 1997 and for the period from inception (November 12, 1986) to December 31, 1998....................F-7
Consolidated Statements of Cash Flows for the years ended December 31, 1998, 1997, and for the period from inception (November 12, 1986) to December 31, 1998.............................F-11
Notes to Consolidated Financial Statements .............................................................F-14


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


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Information Regarding Present Directors and Executive Officers

         The following table sets forth certain information concerning the Company's current directors and executive officers:
                        Age           Title
                        ---           -----
William J. Fossen       60            Chairman of the Board, President and CEO
Matthew W. Fossen       33            Director, CFO, Secretary, Treasurer
Mary M. Pohlmeier       50            Director
Robin M. Sandifer       61            Director

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

Compliance With Section 16(a) Of The Exchange Act
         Not Applicable

ITEM 10. EXECUTIVE COMPENSATION

Summary Compensation Table

         The following table sets forth information concerning cash and non-cash compensation paid or accrued by the Company and its subsidiaries to or on behalf of the Company's Chief Executive Officer, William J. Fossen, during the four years ended December 31, 1998. Matthew W. Fossen, the son of William J. Fossen, became an Officer and Director of the Company during the fourth quarter of 1997 and received 150,000 common restricted shares valued at $30,000 upon joining the Board of Directors. He received additional remuneration from the Company prior to becoming an employee. Please see Related Transactions Item 12 Part III for details. No other executive officer of the Company received, or had accrued on his or her behalf, total compensation exceeding $100,000 during such periods.



                                                      Annual Compensation
                                    Fiscal            -------------------       Other Annual     All Other
Name and Principal Position         Year             Salary            Bonus    Compensation     Compensation
---------------------------         --------         ---------         -----    ------------     ------------

William J. Fossen                   (1) 1998         $28,308 (5)       $ -0-    $ -0-            $ -0-
President and Chief                 (2) 1997         $29,536 (5)       $ -0-    $ -0-            $ 37,150 (5)
Executive Officer                   (3) 1996         $89,400 (5)       $ -0-    $ -0-            $ -0-
                                    (4) 1995         $55,438 (5)       $ -0-    $ -0-            $ -0-

(1)      The aggregate remuneration to William Fossen during 1998 consisted of $28,308 in cash.
(2)      The aggregate remuneration to William Fossen during 1997 consisted of $29,536 in cash.
(3)      The aggregate remuneration to William Fossen during 1996 consisted of $89,400 in cash.
(4)      The aggregate remuneration to William Fossen during 1995 consisted of $55,438 in cash.
(5)      The amounts above exclude accrued salaries at December 31, 1998 not paid of approximately $571,963.
(5)      A one time non service related payment during 1997 consisting of 185,750 shares valued at $37,150.



Option/SAR Grants Table

         The following table sets forth the options and/or stock appreciation rights (SARs) made during the last completed fiscal year to each of the named executive officers.


                                    Option/SAR Grants in Last Fiscal Year


                                                              Potential Realized Value at
                                                              Assumed Annual               Alternative
                                                              Rates of Stock Price         to f) and (g):
                                                              Appreciation                 Grant Date
                 Individual Grants                            for Option Term              Value

---------------------------------------------------------------------------------------------------------
(a)        (b)                (c)           (d)      (e)               (f)       (g)             (f)
          Number of        % of
          Securities       Options/
          Underlying       SARs
          Options/          Granted to      Exercise                                             Grant
          SARs             Employees        or Base                                              Date
          Granted          in Fiscal        Price      Expiration                                Present
Name      (#)              Year             ($/Sh)     Date             5% $)     10%($)         Value $
---------------------------------------------------------------------------------------------------------

William J. Fossen
President and Chief                         None granted in 1998
Executive Officer

Compensation of Directors

         The Directors of the Company are not paid any fee for their services in such capacity on a regular plan. No fees were paid to any directors during 1998 for services in that capacity.

Employment  Contracts  and  Termination  of  Employment  and   Change-in-Control
Arrangements

         The Company has no employment contracts with any of its present executive officers and has no plans or arrangements with respect to payments resulting from the resignation, retirement or any other termination of a named executive officer's employment or from a change-in-control of the Company. The Company does have past due salaries accumulating to Mr. William J. Fossen and Matthew W. Fossen of approximately $571,963 and $63,000 respectively.

Compensation Pursuant to Plans

         The Company has adopted Viking Capital Group, Inc. 1996 Stock Option Plan (Plan) which was approved by the shareholders at the 1995 annual meeting. Such Plan is incorporated by reference as described at Item 13.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                             PRINCIPAL SHAREHOLDERS
                                December 31, 1998
                             ----------------------

         The following table sets forth the names of the persons who own stock of the Company of 5% or more, of record or beneficially, and all officers and directors of the Company and all officers and directors as a group.

                       Common Shares and Percentages Owned
   -----------------------------------------------------------------------
                                                                 Fully
Name                        Shares Owned       Percent(1)       Diluted(6)

National Investors           900,000 (2)         3.3%             2.6%
Holding Corp.

William J. Fossen          3,085,750 (3)        11.3%             8.8%

Mary M. Pohlmeier          1,291,353 (4)         4.7%             3.7%

Matthew W. Fossen            851,627 (5)         3.1%             2.4%

Robin M. Sandifer            441,987             1.6%             1.3%

All Officers, Directors
and Beneficial owners
as a Group                 6,570,717            24.1%
Fully Diluted              6,570,717                             18.7%

(1) Based on 25,831,806 shares outstanding at December 31, 1998 plus 1,435,000 shares represented by options that are exercisable within 60 days of this report as follows: William J. Fossen, 1,000,000 shares; Mary M. Pohlmeier, 335,000 shares, Matthew W. Fossen 100,000 shares.
(2) William J. Fossen is President and 56% owner of National Investors Holding Corporation (NIHC). All NIHC shares have been pledged to First City Bank, Farmers Branch, Texas.
(3) Includes 1,000,000 shares which may be acquired by Mr. Fossen upon the exercising of options at $1.00 per share. Excludes 1,450,127 shares held by Mr. Fossen's adult children to which Mr. Fossen disclaims beneficial ownership.
(4) Includes 335,000 shares which may be acquired by Ms. Pohlmeier upon the exercising of options at $0.75 per share.
(5) Includes 100,000 shares which may be acquired by Mr. Fossen upon the exercising of options at $1.00 per share.
(6) At 12/31/98 the Company had outstanding options for 9,222,461 shares of which 6,618,213 were exercisable at 12/31/98. Fully diluted shares outstanding at 12/31/98 are 35,054,267.
(7)  All ownership is direct unless indicated otherwise.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         During 1997, Matthew W. Fossen was paid $40,317 cash and 150,000 common restricted shares valued at $30,000 for consulting services, and received 47,460 common restricted shares valued at $9,444.54 for a one time non-compensatory remuneration before becoming an Officer and Director of the registrant. Mr. Fossen received 150,000 common restricted shares valued at $30,000 upon joining the Board of Directors in the fourth quarter of 1997. As an employee, Mr. Fossen was granted a five year option for 400,000 common restricted shares exercisable at the rate of 100,000 shares per year at $1.00 per share. During 1998, Mr. Fossen was paid salary of $35,863 in cash. Unpaid wages were accrued for Mr. Fossen in the amount of $63,000. Matthew W. Fossen is the son of William J. Fossen.

         During 1997 and 1998, no other transaction or series of similar transactions involving persons named in Item 11 above or any of their immediate family occurred which would have involved an amount in excess of $60,000.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

Exhibit
Number                     Description of Exhibit
-------                    ----------------------

2.1 Stock for Stock agreement - Plan of Reorganization Triple A Annuity Marketing, Inc. ***
3.1    Articles of Incorporation of Viking Capital Group, Inc. as amended *
3.2    Bylaws of Viking Capital Group, Inc. as amended *
4.1    Specimen Common Stock Certificate *
4.2    Specimen Preferred Stock Certificate *
10.1   1996 Stock Option Plan of the Registrant Filed on Form 14A in 1996 **
21.1   List of Subsidiaries
27.1   Financial Data Schedule

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


b)       No reports on form 8K were filed during the fourth quarter of 1998.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 VIKING CAPITAL GROUP, INC.


                                                 By  /s/  William J. Fossen
                                                      ---------------------
                                                          William J. Fossen
                                                          President

Dated:   March 31,1999

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                  Title                                  Date
---------                  -----                                  ----

/s/  William J. Fossen     President, Chairman of the Board
----------------------     and Chief Executive Officer            March 31, 1999
     William J. Fossen     (Principal Executive Officer)


/s/  Matthew W. Fossen     Director ,CFO, Secretary, Treasurer    March 31, 1999
----------------------
     Matthew W. Fossen

/s/  Mary M. Pohlmeier     Director                               March 31, 1999
----------------------
     Mary M. Pohlmeier

/s/  Robin M. Sandifer     Director                               March 31, 1999
     -----------------
     Robin M. Sandifer

                      CONSOLIDATED FINANCIAL STATEMENTS AND
               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

                           VIKING CAPITAL GROUP, INC.
                        (A Development Stage Enterprise)

                           DECEMBER 31, 1998 AND 1997

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

     Consolidated Statements of Cash Flows                                  F-11

     Notes to Consolidated Financial Statements                             F-14

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Board of Directors and Stockholders of Viking Capital Group, Inc.

We have audited the accompanying consolidated balance sheets of Viking Capital Group, Inc. and subsidiaries (a development stage enterprise), as of December 31, 1998 and 1997 and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We did not audit the consolidated statements of operations, stockholders' equity (deficit) and accumulated deficit, and cash flows of Viking Capital Group, Inc. and subsidiaries for the period from November 12, 1986 (inception) to December 31, 1994. Those statements were audited by other auditors whose reports have been furnished to us and our opinion insofar as it relates to the cumulative amounts included for Viking Capital Group, Inc. and subsidiaries is based solely on the reports of the other auditors.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Viking Capital Group, Inc. and subsidiaries as of December 31, 1998 and 1997 and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

As described in Note C, the accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has experienced recurring losses and has not generated any significant revenue since its inception. Additionally, at December 31, 1998, the Company's current liabilities exceeded its current assets by $1,353,591 and its total liabilities exceeded its total assets by $555,866. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Unless the Company obtains additional financing, it will not be able to meet its obligations as they come due and it will be unable to execute its long-term business plan. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                              /s/ King Griffin & Adamson P.C.
                                                  ---------------------------
                                                  KING GRIFFIN & ADAMSON P.C.

Dallas, Texas
March 26, 1999



                           VIKING CAPITAL GROUP, INC.
                        (A Development Stage Enterprise)

                           CONSOLIDATED BALANCE SHEETS



                                     ASSETS

                                                                    December 31,
                                                                 1998         1997
                                                               ---------    ---------

CURRENT ASSETS
  Cash                                                         $  47,506    $ 123,454
  Accounts receivable                                              5,193       65,372
  Notes receivable, and accrued interest, net of
     allowance of $115,160 and $59,160
     in 1998 and 1997, respectively                               53,695      104,338
                                                               ---------    ---------
             Total current assets                                106,394      293,164
                                                               ---------    ---------

PROPERTY AND EQUIPMENT
  Computer equipment                                             110,419      107,631
  Furniture and office equipment                                  43,120       18,120
  Software                                                       633,479        9,900
  Accumulated depreciation and amortization                      (78,069)     (41,924)
                                                               ---------    ---------
             Net property and equipment                          708,949       93,727
                                                               ---------    ---------

INVESTMENT IN SUBSIDIARY                                            --         34,800

OTHER ASSETS                                                     114,929       86,377
                                                               ---------    ---------

TOTAL ASSETS                                                   $ 930,272    $ 508,068
                                                               =========    =========





The accompanying notes are an integral part of these consolidated financial statements.



                           VIKING CAPITAL GROUP, INC.
                        (A Development Stage Enterprise)

                     CONSOLIDATED BALANCE SHEETS - Continued


                      LIABILITIES AND STOCKHOLDERS' DEFICIT
                      -------------------------------------

                                                                            December 31,
                                                                        1998           1997
                                                                     -----------    -----------

CURRENT LIABILITIES
  Notes payable                                                      $   299,818    $   214,000
  Notes payable - related party                                            4,322         23,520
  Current obligations under capital leases                                39,940         27,324
  Accounts payable                                                       452,003        121,955
  Accounts payable - related party                                          --            6,700
  Accrued officer's salary                                               634,963        401,963
  Other accrued expenses                                                  18,830         18,809
  Interest payable                                                         7,607         15,404
  Interest payable - related party                                         2,502          1,211
                                                                     -----------    -----------
             Total current liabilities                                 1,459,985        830,886

LONG-TERM DEBT
  Obligations under capital leases, less current portion                  26,153         58,134
                                                                     -----------    -----------
             Total liabilities                                         1,486,138        889,020
                                                                     -----------    -----------

COMMITMENTS AND CONTINGENCIES  (Notes C, F, I and O)

STOCKHOLDERS' DEFICIT
  Preferred stock $1.00 par value; 50,000,000 shares authorized;
     no shares issued and outstanding                                       --             --
  Series A Preferred Stock $1.00 par value; 2,500,000 shares
     authorized, no shares issued and outstanding                           --             --
  Common stock $0.001 par value; 150,000,000 shares authorized;
     26,357,431 and  21,555,161 issued at December 31, 1998 and
     1997, respectively                                                   26,357         21,555
  Common stock Class B $0.001 par value; 100,000 shares
     authorized, issued and outstanding                                      100            100
  Additional paid-in capital                                           7,170,190      5,447,351
  Deficit accumulated in the development stage                        (7,082,244)    (5,541,630)
                                                                     -----------    -----------
                                                                         114,403        (72,624)
             Less treasury stock, 525,625 and 25,625 shares at
                 December 31, 1998 and 1997, respectively, at cost       (41,206)        (6,406)
             Less stock issued for notes receivable                     (629,063)      (301,922)
                                                                     -----------    -----------
             Total stockholders' deficit                                (555,866)      (380,952)
                                                                     -----------    -----------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                          $   930,272    $   508,068
                                                                     ===========    ===========



The accompanying notes are an integral part of these consolidated financial statements.



                                     VIKING CAPITAL GROUP, INC.
                                  (A Development Stage Enterprise)

                                CONSOLIDATED STATEMENTS OF OPERATIONS
                          Years ended December 31, 1998 and 1997 and period
                       from November 12, 1986 (inception) to December 31, 1998

                                                        Years Ended                Period from
                                                        December 31,            November 12, 1986 to
                                                     1998           1997         December 31, 1998
                                                ------------    -------------   --------------------


REVENUE                                         $       --      $    124,527        $    441,382
                                                ------------    ------------        ------------
COST OF REVENUE                                         --            68,119              68,119
                                                ------------    ------------        ------------
GROSS PROFIT                                            --            56,408             373,263
                                                ------------    ------------        ------------

COSTS AND EXPENSES
     Advertising                                        --               625              22,091
     Bad debt expense                                 62,298            --                90,712
     Bank charges                                        929             944               3,534
     Commissions on revenue                             --              --                31,346
     Consulting                                      493,074         405,542           1,613,640
     Consulting-related party                           --            70,317             837,763
     Depreciation and amortization                    36,145          30,089              80,069
     Equipment lease                                   7,722           6,404              18,288
     Insurance and employee health care                2,102          10,349              23,223
     Miscellaneous                                     1,847           1,048               7,325
     Miscellaneous-related party                        --              --                 2,883
     Office expense                                   19,480          42,495             138,010
     Office expense-related party                       --              --                   500
     Professional fees                                55,601          72,268             601,970
     Professional fees-related party                    --              --                34,491
     Other services                                   69,819            --                69,819
     Other services - related party                     --            75,000              75,000
     Provision for doubtful notes receivable            --              --                25,000
     Rent                                            169,593         186,880             568,140
     Repairs and maintenance                             750            --                   750
     Salaries and contract labor                     443,769         529,979           2,078,274
     Payroll taxes                                    11,540          37,431             119,371
     Taxes, licenses and fees                         23,445          77,778             158,661
     Taxes, licenses and fees - related party           --            65,195              65,195
     Penalties and fines                               1,007            --                 1,007
     Telephone                                        37,365          32,174             129,626
     Travel and entertainment                         80,392          55,669             405,324
     Vehicle expense                                    --              --                10,022
                                                ------------    ------------        ------------
         Total costs and expenses                  1,516,878       1,700,187           7,212,034
                                                ------------    ------------        ------------
         Loss from operations                     (1,516,878)     (1,643,779)         (6,838,771)
                                                ------------    ------------        ------------

OTHER INCOME (EXPENSE)
     Interest income                                  19,055          12,065              47,081
     Interest expense                                (40,574)       (106,970)           (204,423)
     Interest expense-related party                   (2,217)         (8,182)            (17,649)
     Other                                              --              --               (37,260)
                                                ------------    ------------        ------------
         Total other income (expense)                (23,736)       (103,087)           (212,251)
                                                ------------    ------------        ------------
         Loss before income taxes                 (1,540,614)     (1,746,866)         (7,051,022)
         Income tax provision                                           --                   (32)
                                                ------------    ------------        ------------
NET LOSS                                        $ (1,540,614)   $ (1,746,866)       $ (7,051,054)
                                                ============    ============        ============

Loss per common share:
     Basic and diluted loss per common share    $       0.07    $       0.11
                                                ============    ============

Weighted average common shares outstanding
     (Basic and diluted)                          23,507,668      15,748,430
                                                ============    ============

The accompanying notes are an integral part of these consolidated financial statements.
                                                                             F-6



                           VIKING CAPITAL GROUP, INC.
                        (A Development Stage Enterprise)

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

         Period From November 12, 1986 (inception) to December 31, 1998


                                                                                            Class B           Additional
                                       Preferred Stock           Common Stock            Common Stock          Paid-in
                                    Shares       Amount      Shares        Amount     Shares       Amount      Capital
                                   ----------   ---------- ------------   ---------  ---------    ---------   -----------

Balance at November 12, 1986
    (date of inception)                 -     $    --           --      $     --         -        $   --     $     --

Issuance of 1,000,000 shares of
    common stock at $.0075 per share    -          --        200,000           200       -            --          7,300

Expenses of stock issuance              -          --           --            --         -            --           (200)

Net loss                                -          --           --            --         -            --           --
                                        -     ---------   ----------    ----------       -        --------   ----------

Balance at December 31, 1986            -          --        200,000           200       -            --          7,100

Net loss                                -          --           --            --         -            --           --
                                        -     ---------   ----------    ----------       -        --------   ----------

Balance at December 31, 1987            -          --        200,000           200       -            --          7,100

Issuance of 2,500,000 shares of
    common stock at $.03 per share      -          --        500,000           500       -            --         74,500

Expenses of stock issuance              -          --           --            --         -            --         (6,095)

Net income                              -          --           --            --         -            --           --
                                        -     ---------   ----------    ----------       -        --------   ----------

Balance at December 31, 1988            -          --        700,000           700       -            --         75,505

Issuance of 14,000,000 shares of common
    stock at $.001 per share for
    coal production contract            -          --      2,800,000         2,800       -            --         11,200

Expenses of stock issuance              -          --           --            --         -            --         (5,421)

Net loss                                -          --           --            --         -            --           --
                                        -     ---------   ----------    ----------       -        --------   ----------

Balance at December 31, 1989            -          --      3,500,000         3,500       -            --         81,284

Rescind issuance of common stock for
    coal production contract            -          --     (2,800,000)       (2,800)      -            --        (11,200)


                                                Deficit
                                              Accumulated                  Notes
                                              During the                 Receivable
                                              Development    Treasury    Issued for
                                                 Stage        Stock        Stock         Total
                                              ------------   ---------   -----------   -----------

Balance at November 12, 1986
    (date of inception)                      $     --         $  --      $   --          $     --

Issuance of 1,000,000 shares of
    common stock at $.0075 per share               --            --          --               7,500

Expenses of stock issuance                         --            --          --                (200)

Net loss                                           (124)         --          --                (124)
                                             ----------       -------    --------        ----------

Balance at December 31, 1986                       (124)         --          --               7,176

Net loss                                           (274)         --          --                (274)
                                             ----------       -------    --------        ----------

Balance at December 31, 1987                       (398)         --          --               6,902

Issuance of 2,500,000 shares of
    common stock at $.03 per share                 --            --          --              75,000

Expenses of stock issuance                         --            --          --              (6,095)

Net income                                          522          --          --                 522
                                             ----------       -------    --------        ----------

Balance at December 31, 1988                        124          --          --              76,329

Issuance of 14,000,000 shares of common
    stock at $.001 per share for
    coal production contract                       --            --          --              14,000

Expenses of stock issuance                         --            --          --              (5,421)

Net loss                                        (32,780)         --          --             (32,780)
                                             ----------       -------    --------        ----------

Balance at December 31, 1989                    (32,656)         --          --              52,128

Rescind issuance of common stock for
    coal production contract                       --            --          --             (14,000)




The accompanying notes are an integral part of these consolidated financial statements.



                           VIKING CAPITAL GROUP, INC.
                        (A Development Stage Enterprise)

            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

         Period From November 12, 1986 (inception) to December 31, 1998


                                                                                                 Class B            Additional
                                            Preferred Stock           Common Stock             Common Stock          Paid-in
                                          Shares       Amount      Shares        Amount     Shares       Amount      Capital
                                        ----------   ---------- ------------   ---------  ---------    ---------   -----------

Issuance of common stock:
    60,000 shares for cash                   --     $    --        60,000      $      60     -         $ --         $  14,940
    265,000 shares for assets                --          --       265,000            265     -           --            39,735
    40,000 shares for services               --          --        40,000             40     -           --               160

Net loss                                     --          --          --             --       -           --              --
                                        ---------   ---------   ---------      ---------   ----        ------       ---------

Balance at December 31, 1990                 --          --     1,065,000          1,065     -           --           124,919

Issuance of common stock:
    For cash                                 --          --           400           --       -           --               500
    For services                             --          --     5,561,019          5,561     -           --            22,242

Net loss                                     --          --          --             --       -           --              --
                                        ---------   ---------   ---------      ---------   ----        ------       ---------

Balance at December 31, 1991                 --          --     6,626,419          6,626     -           --           147,661

Issuance of common stock for services        --          --       210,000            210     -           --              --

Issuance of preferred stock at $1.00      110,000     110,000        --             --       -           --              --

Net loss                                     --          --          --             --       -           --              --

Cumulative preferred stock dividends         --          --          --             --       -           --              --
                                        ---------   ---------   ---------      ---------    ----      ------        ---------

Balance at December 31, 1992              110,000     110,000   6,836,419          6,836     -           --           147,661

Issuance of common stock:
    For services                             --          --     2,192,506          2,193     -           --           217,058
    For cash                                 --          --       202,500            202     -           --           209,798

To convert notes payable and
    accrued interest payable                 --          --        75,706             76     -           --           126,337

Net loss                                     --          --          --             --       -           --              --

Cumulative preferred stock dividends         --          --          --             --       -           --              --
                                        ---------   ---------   ---------      ---------   ----        ------       ---------

Balance at December 31, 1993              110,000     110,000   9,307,131          9,307     -           --           700,854




                                             Deficit
                                           Accumulated                  Notes
                                            During the                 Receivable
                                           Development    Treasury    Issued for
                                              Stage        Stock        Stock         Total
                                          ------------   ---------   -----------   -----------
Issuance of common stock:
    60,000 shares for cash                $    --        $ --         $  --        $  15,000
    265,000 shares for assets                  --          --            --           40,000
    40,000 shares for services                 --          --            --              200

Net loss                                    (42,023)       --            --          (42,023)
                                          ---------      ------       -------      ---------

Balance at December 31, 1990                (74,679)       --            --           51,305

Issuance of common stock:
    For cash                                   --          --            --              500
    For services                               --          --            --           27,803

Net loss                                    (93,047)       --            --          (93,047)
                                          ---------      ------       -------      ---------

Balance at December 31, 1991               (167,726)       --            --          (13,439)

Issuance of common stock for services          --          --            --              210

Issuance of preferred stock at $1.00           --          --            --          110,000

Net loss                                   (137,754)       --            --         (137,754)

Cumulative preferred stock dividends         (8,400)       --            --           (8,400)
                                          ---------      ------       -------      ---------

Balance at December 31, 1992               (313,880)       --            --          (49,383)

Issuance of common stock:
    For services                               --          --            --          219,251
    For cash                                   --          --            --          210,000

To convert notes payable and
    accrued interest payable                   --          --            --          126,413

Net loss                                   (519,112)       --            --         (519,112)

Cumulative preferred stock dividends        (13,200)       --            --          (13,200)
                                          ---------      ------       -------      ---------

Balance at December 31, 1993               (846,192)       --            --          (26,031)




The accompanying notes are an integral part of these consolidated financial statements.
                                                                             F-8



                           VIKING CAPITAL GROUP, INC.
                        (A Development Stage Enterprise)

            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

         Period From November 12, 1986 (inception) to December 31, 1998


                                                                                                        Class B
                                            Preferred Stock               Common Stock                Common Stock
                                          Shares       Amount          Shares        Amount        Shares         Amount
                                       ----------     -----------    ------------   -----------    ---------     ---------

Issuance of common stock:
    For services                              --      $      --          463,500    $       464           --     $      --
    For cash                                  --             --          210,319            210           --            --
    To convert preferred stock and
       accrued dividends                   (90,000)       (90,000)        57,561             58           --            --

Net loss                                      --             --             --             --             --            --

Cumulative preferred stock dividends          --             --             --             --             --            --
                                       -----------    -----------    -----------    -----------    -----------   -----------

Balance at December 31, 1994                20,000         20,000     10,038,511         10,039           --            --

Issuance of common stock:
    For services                              --             --          931,701            932           --            --
    For cash                                  --             --          615,345            615           --            --

Conversion of preferred stock and
    accrued dividends                      (10,000)       (10,000)         5,217              5           --            --

Conversion of notes payable                   --             --          150,000            150           --            --

Acquisition of VISI                           --             --          454,545            454           --            --

Conversion of notes payable and
    accrued interest                          --             --          157,451            157           --            --

Issuance of Class B common stock
    .001 par for services                     --             --             --             --          100,000           100

Net loss                                      --             --             --             --             --            --

Cumulative preferred stock dividends          --             --             --             --             --            --
                                       -----------    -----------    -----------    -----------    -----------   -----------

Balance at December 31, 1995                10,000         10,000     12,352,770         12,352        100,000           100

Issuance of common stock:
    For services                              --             --          659,500            660           --            --
    For cash                                  --             --          833,300            833           --            --

Retirement of:
    Preferred stock                        (10,000)       (10,000)          --             --             --            --
    Common stock                              --             --           (2,500)            (3)          --            --



                                                        Deficit
                                                      Accumulated                  Notes
                                         Additional    During the                 Receivable
                                          Paid-in     Development    Treasury    Issued for
                                          Capital        Stage        Stock        Stock         Total
                                       ------------   ------------   ---------   -----------   -----------

Issuance of common stock:
    For services                       $    45,887    $      --      $   --      $     --       $   46,351
    For cash                               215,640           --          --            --          215,850
    To convert preferred stock and
       accrued dividends                   115,063           --          --            --           25,121

Net loss                                      --         (508,473)       --            --         (508,473)

Cumulative preferred stock dividends          --           (8,390)       --            --           (8,390)
                                       -----------    -----------    --------      --------     ----------

Balance at December 31, 1994             1,077,444     (1,363,055)       --            --         (255,572)

Issuance of common stock:
    For services                           639,429           --          --            --          640,361
    For cash                               504,685           --          --            --          505,300

Conversion of preferred stock and
    accrued dividends                       10,429           --          --            --              434

Conversion of notes payable                 74,850           --          --            --           75,000

Acquisition of VISI                           --             --          --            --              454

Conversion of notes payable and
    accrued interest                       173,033           --          --            --          173,190

Issuance of Class B common stock
    .001 par for services                     --             --          --            --              100

Net loss                                      --       (1,449,953)       --            --       (1,449,953)

Cumulative preferred stock dividends          --           (1,200)       --            --           (1,200)
                                       -----------    -----------    ---------     --------     ----------

Balance at December 31, 1995             2,479,870     (2,814,208)       --            --         (311,886)

Issuance of common stock:
    For services                            65,290           --          --            --           65,950
    For cash                               690,810           --          --            --          691,643

Retirement of:
    Preferred stock                         (1,319)          --          --            --          (11,319)
    Common stock                            (5,597)          --          --            --           (5,600)





The accompanying notes are an integral part of these consolidated financial statements.



                           VIKING CAPITAL GROUP, INC.
                        (A Development Stage Enterprise)

            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

         Period From November 12, 1986 (inception) to December 31, 1998


                                                                                                     Class B             Additional
                                        Preferred Stock               Common Stock             Common Stock               Paid-in
                                      Shares       Amount        Shares         Amount       Shares       Amount          Capital
                                    ----------   ----------     -----------   -----------   -----------   ----------    -----------

Conversion of notes payable and
    accrued interest                        --           --         128,650   $       129          --     $      --     $    65,521

Treasury stock acquired                     --           --            --            --            --            --            --

Net loss                                    --           --            --            --            --            --            --
                                    ----------   ----------     -----------   -----------   -----------   -----------   -----------
Balance at December 31, 1996                --           --      13,971,720        13,971       100,000           100     3,294,575

Issuance of common stock:
    For services                            --           --       1,743,773         1,745          --            --         403,671
    For cash                                --           --       1,182,137         1,182          --            --         523,445
    For notes receivable                    --           --         752,744           753          --            --         301,169
    Fees other                              --           --         725,339           725          --            --         137,089
    Acquisitions                            --           --         700,000           700          --            --          44,100
    Expense reimbursement                   --           --          60,274            60          --            --          11,995

Conversion of notes payable and
    accrued interest                        --           --       2,419,174         2,419          --            --         731,307

Net loss                                    --           --            --            --            --            --            --
                                    ----------   ----------     -----------   -----------   -----------   -----------   -----------
Balance at December 31, 1997                --           --      21,555,161        21,555       100,000           100     5,447,351

Issuance of common stock:
    For services                            --           --       1,109,250         1,109          --            --         426,493
    For cash                                --           --       1,914,040         1,914          --            --         638,910
    For notes receivable                    --           --         797,480           798          --            --         326,343
    Fees other                              --           --          62,500            62          --            --          24,938
    Expense reimbursement                   --           --          18,280            19          --            --           4,552

Conversion of notes payable
    and accrued interest                    --           --         900,720           900          --            --         301,603

Triple A recision                           --           --            --            --            --            --           --

Net loss                                    --           --            --            --            --            --           --
                                    ----------   ----------     -----------   -----------   -----------   -----------   -----------

Balance at December 31, 1998                --   $       --      26,357,431   $    26,357       100,000   $       100   $ 7,170,190
                                    ==========   ==========     ===========   ===========   ===========   ===========   ===========


                                       Deficit
                                     Accumulated                      Notes
                                      During the                    Receivable
                                     Development    Treasury         Issued for
                                        Stage         Stock           Stock         Total
                                     ------------   ----------     -----------   -----------


Conversion of notes payable an       $      --      $      --      $      --      $    65,650
    accrued interest
                                            --           (6,406)          --           (6,406)
Treasury stock acquired
                                        (980,556)          --             --         (980,556)
Net loss                             -----------    -----------    -----------    -----------
                                      (3,794,764)        (6,406)          --         (492,524)
Balance at December 31, 1996

Issuance of common stock:                   --             --             --          405,416
    For services                            --             --             --          524,627
    For cash                                --             --         (301,922)          --
    For notes receivable                    --             --             --          137,814
    Fees other                              --             --             --           44,800
    Acquisitions                            --             --             --           12,055
    Expense reimbursement

Conversion of notes payable an              --             --             --          733,726
    accrued interest
                                      (1,746,866)          --             --       (1,746,866)
Net loss                             -----------    -----------    -----------    -----------
                                      (5,541,630)        (6,406)      (301,922)      (380,952)
Balance at December 31, 1997

Issuance of common stock:                 --             --               --          427,602
    For services                          --             --               --          640,824
    For cash                              --             --           (327,141)          --
    For notes receivable                  --             --               --           25,000
    Fees other                            --             --               --            4,571
    Expense reimbursement

Conversion of notes payable               --             --               --          302,503
    and accrued interest
                                            --        (34,800)            --          (34,800)
Triple A recision
                                      (1,540,614)        --               --       (1,540,614)
Net loss                             -----------    -----------    -----------    -----------

                                     $(7,082,244)   $   (41,206)   $  (629,063)   $  (555,866)
Balance at December 31, 1998         ===========    ===========    ===========    ===========



The accompanying notes are an integral part of these consolidated financial statements.



                                         VIKING CAPITAL GROUP, INC.
                                      (A Development Stage Enterprise)

                                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   Years Ended December 31, 1998 and 1997
                     and period from November 12, 1986 (inception) to December 31, 1998

                                                                                             Period from
                                                                    Years Ended              November 12,
                                                                    December 31,               1986 to
                                                                1998            1997       December 31,1998
                                                             -----------    -----------    ------------------

CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                                $(1,540,614)   $(1,746,866)   $(7,051,054)
     Non cash charges included in operations
         Allowance for doubtful accounts                          56,000           --           56,000
         Depreciation and amortization                            36,145         30,089         80,069
         Common stock issued for services                        427,602        405,416      1,474,239
         Common stock issued for services - related party           --             --          359,008
         Common stock issued for services and
              accrued expenses                                      --             --           30,434
         Common stock issued for fees and other costs             25,000        137,814        162,814
         Common stock issued for expense reimbursement             4,571         12,055         16,626
         Common stock issued for interest payable                 25,203         81,759        127,064
         Note payable issued for services - related party           --             --            3,200
         Note payable issued for interest expense                   --            3,660          3,660
         Provision for doubtful notes receivable                    --             --           52,754
         Loss on assets                                             --             --           15,000
         Advances to stockholder expensed to consulting             --             --           57,706
     Changes in assets and liabilities
         (Increase) decrease in accounts receivable               60,384         34,331         (4,988)
         (Increase) in interest receivable                       (17,157)       (12,653)       (36,373)
         (Increase) decrease in interest receivable -
              related party                                         --              588            (60)
         (Increase) decrease in other assets                     (28,552)       (54,610)       (82,577)
         (Increase) in deposits                                     --             --          (31,767)
         Increase (decrease) in accounts payable                 330,048         66,459        445,102
         Increase (decrease) in accounts payable -
              related party                                       (6,700)          --           21,901
         Increase (decrease) in interest payable                  (2,111)          --           (2,111)
         Increase (decrease) in accrued payroll
              and payroll taxes                                  218,596        112,025        633,173
         Increase (decrease) in accrued expenses                  14,425          9,971         37,043
         Increase in accrued expenses - related party               --            2,430          4,871
                                                             -----------    -----------    -----------
Net Cash Used For Operating Activities                          (397,160)      (917,532)    (3,628,266)
                                                             -----------    -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
     Organization costs                                             --             --              (50)
     Purchase of fixed assets including payments
         for software development                               (651,367)          --         (672,781)
     Loans made                                                   10,800        (21,200)      (101,542)
     Loans made to shareholder                                      --             --          (17,000)
     Loans made to related parties                                  --             --          (95,366)
     Loan repayments                                              (3,600)          --            1,400
     Loan repayments-related parties                                --             --           10,500
     Deposit on coal production contract                            --             --          (15,000)
                                                             -----------    -----------    -----------
Net Cash Used For Investing Activities                          (644,167)       (21,200)      (889,839)
                                                             -----------    -----------    -----------


The accompanying notes are an integral part of these consolidated financial statements.
                                                                            F-11



                                  VIKING CAPITAL GROUP, INC.
                               (A Development Stage Enterprise)

                            CONSOLIDATED STATEMENTS OF CASH FLOWS -
                       Continued Years Ended December 31, 1998 and 1997
              and period from November 12, 1986 (inception) to December 31, 1998

                                                                                   Period from
                                                            Years Ended            November 12,
                                                            December 31,              1986 to
                                                        1998            1997      December 31, 1998
                                                     -----------    -----------   -----------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Stock sale expenses                             $      --      $      --      $   (11,716)
     Proceeds from notes payable                         378,418        649,500      2,017,077
     Proceeds from notes payable - related parties        13,667         67,400        310,894
     Repayments of notes payable                         (22,800)       (99,488)      (383,490)
     Repayments of notes payable - related parties       (25,365)       (67,600)      (214,707)
     Repayments of capital lease obligations             (19,365)       (22,173)       (41,538)
     Proceeds from preferred stock sale                     --             --           20,000
     Retirement of preferred stock                          --             --          (11,319)
     Dividends converted to preferred stock                 --             --             (434)
     Proceeds from sale of common stock                  640,824        524,627      2,886,244
     Preferred dividends paid                               --             --           (5,400)
                                                     -----------    -----------    -----------
Net Cash Provided  From Financing Activities             965,379      1,052,266      4,565,611
                                                     -----------    -----------    -----------

Increase (decrease) In Cash                              (75,948)       113,534         47,506

Cash At Beginning Of Period                              123,454          9,920           --
                                                     -----------    -----------    -----------

CASH AT END OF PERIOD                                $    47,506    $   123,454    $    47,506
                                                     ===========    ===========    ===========

SUPPLEMENTAL DISCLOSURES
Cash Flow Information:
     Interest paid                                   $    36,829    $    19,742    $    82,818
     Interest paid - related party                           927            925         10,247
     Income taxes paid                                      --             --               32
Non-Cash Investing Activities:
     Repayment of note receivable - non cash method       19,000          2,000         21,000
     Common stock issued for:
         Acquisition of VISI                                --             --              434
         Acquisition of NIAI                                --           10,000         10,000
Acquisition (rescission) of Triple A                     (34,800)        34,800           --
         Oil lease                                          --             --           40,000
Non-Cash Financing Activities:
     Preferred stock issued for:
         Note payable - related party                       --             --           60,000
         Accrued interest - related party                   --             --            4,500
         Accrued expenses - related party                   --             --           25,500
     Common stock issued for:
         Services                                        427,602        300,416      1,231,026
         Services - related party                           --          105,000        463,908
         Fees and other costs                             25,000         72,767         97,767
         Fees and other costs - related party               --           65,047         65,047
         Expense reimbursement                             4,571         12,055         16,625
         Repayment of notes payable                      269,800        624,967      1,119,917
         Repayment of notes payable-related party          7,500         27,000        119,500
         Payment of interest                              25,203         78,662        123,968
         Payment of interest - related party                --            3,097          3,097



                                  - Continued -


The accompanying notes are an integral part of these consolidated financial statements.



                           VIKING CAPITAL GROUP, INC.
                        (A Development Stage Enterprise)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS -
                Continued Years Ended December 31, 1998 and 1997
       and period from November 12, 1986 (inception) to December 31, 1998

                                                                              Period from
                                                            Years Ended       November 12,
                                                           December 31,          1986 to
                                                       1998       1997       December 31, 1998
                                                      -------   --------     -----------------

    Payment of accounts payable$                         --     $   --          $ 15,000
    Conversion of preferred stock                        --         --           100,000
    Payment of preferred stock dividend                  --         --            25,556
    Notes receivable                                  327,141    301,922         629,062

Note payable issued for:
    Services - related party                             --         --             3,200
    Payment of interest - related party                  --        3,660           3,660

Assignment of oil lease in payment of note payable       --         --            40,000

Common stock acquired for conversion of
    note receivable                                      --         --             6,406
Common stock canceled for conversion of
    note receivable                                      --         --             5,600

Additions to equipment under capital leases              --       10,378         107,631












The accompanying notes are an integral part of these consolidated financial statements.

                           VIKING CAPITAL GROUP, INC.
                        (A Development Stage Enterprise)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1998 and 1997


NOTE A - BACKGROUND AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

History
-------

Viking Capital Group, Inc. was incorporated November 12, 1986, as a Utah business corporation under the name of Silver Harvest, Inc. to transact any business authorized under the general corporation law of Utah. On November 23, 1989, the Company amended its Articles of Incorporation to change its name to The Institute For Financial Fitness, Inc. and on February 21, 1990 the Company amended its Articles of Incorporation to change its name to Viking Capital Group, Inc. with all the same provisions of the original articles to remain in full force. During June, 1994, the Company formed a wholly-owned subsidiary, Viking Financial Services, Inc., a Texas corporation, to provide corporate relations services. During 1995, the Company issued 454,545 common shares in exchange for 100 percent of the common stock of Viking Insurance Services, Inc. ("VISI") to provide insurance related services. During 1996, the Company incorporated two additional wholly owned subsidiaries, Viking Systems, Inc. and Viking Administrators, Inc. During 1997, the Company acquired Triple A Annuity Marketing, Inc. ("Triple A") and NIAI Issuance Administrators, Inc. ("NIAI"). None of these companies have provided any significant level of services to date other than Triple A which was accounted for under the equity method during 1997, as discussed further in Note B. The Triple A acquisition agreement was rescinded during 1998. The Company portion of equity income or loss related to its investment in Triple A during the year ended 1998 was minimal.

Consolidation
-------------

The accompanying consolidated financial statements include the assets, liabilities and operating activities of the Company's wholly-owned subsidiaries other than for Triple A, which was accounted for using the equity method. All material inter-company transactions are eliminated in consolidation.

Cash and Cash Equivalents
-------------------------

The Company considers all highly liquid debt instruments purchased with original maturities of three months or less to be cash equivalents.

Property and Equipment
----------------------

Property and equipment are stated at cost. Equipment under capital leases is stated at the present value of minimum lease payments at the inception of the lease. The Company provides for depreciation of its office furniture and equipment using the straight line method over the estimated useful life of the depreciable assets ranging from five to seven years. Equipment held under capital leases is amortized straight line over the shorter of the lease term or the estimated useful life of the asset ranging from three to five years. Amortization of assets held under capital leases is included with depreciation expense. Maintenance and repairs are expensed as incurred. Replacements and betterments are capitalized.

The Company purchased $27,788 of property and equipment during 1998. The Company also capitalized $623,579 of software development costs.

The gross amount and accumulated amortization for assets held under capital leases amounted to $107,631 and $59,267, respectively at December 31, 1998 and $107,631 and $28,689, respectively at December 31, 1997.

                           VIKING CAPITAL GROUP, INC.
                        (A Development Stage Enterprise)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
                           December 31, 1998 and 1997


NOTE A - BACKGROUND AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Income Taxes
------------

Deferred income taxes are determined using the asset and liability method, under which deferred tax assets and liabilities are calculated based on differences between financial accounting and tax basis of assets and liabilities. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense or benefit is the payable or refund for the period plus or minus the change during the period in deferred tax assets and liabilities.

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

Software Development
--------------------

Software development costs have been capitalized in accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed" ("SFAS 86"). Under SFAS 86, capitalization of software development costs begins upon the establishment of technological feasibility and ends when a product is available for general release to customers. Software development costs will be amortized after the product is placed in service over a period ranging from three to five years.

Use of Estimates and Assumptions
--------------------------------

Management uses estimates and assumptions in preparing financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses. Actual results could vary from the estimates that were used.

Recent Accounting Pronouncements
--------------------------------

In June 1997, the Financial Accounting Standards Board issued two new statements: SFAS No. 130, "Reporting Comprehensive Income," which requires enterprises to report, by major component and in total, all changes in equity from nonowner sources; and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which establishes annual and interim reporting standards for a public company's operating segments and related disclosures about its products, services, geographic areas, and major customers. Both statements are effective for the Company's fiscal year ended December 31, 1998, with earlier application permitted. The effect of adoption of these statements in 1998, was limited to the form and content of the Company's disclosures and did not impact the Company's results of operations or financial position.

                           VIKING CAPITAL GROUP, INC.
                        (A Development Stage Enterprise)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
                           December 31, 1998 and 1997


NOTE A - BACKGROUND AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  - Continued

In June 1998, the Financial Accounting Standards Board issued Standard No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities". SFAS 133 requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. SFAS 133 is effective beginning in 2000. The adoption of SFAS 133 is not expected to have a material impact on the financial position or results of operations of the Company.

In April 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position No. 98-5 ("SOP 98-5"), "Reporting on the Costs of Start-up Activities". This statement is required to be adopted for fiscal years beginning after December 15, 1998 and requires the expensing of all start-up costs, as defined, as they are incurred. The Company has voluntarily applied accounting policies consistent with SOP 98-5 for the years ended December 31, 1998 and 1997.


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

Pursuant to the Reorganization Agreement dated September 4, 1997, the Company acquired all of the outstanding stock of Triple A in exchange for 500,000 shares of its common stock. Due to certain contingent provisions in the agreement, the transaction was accounted for as the purchase of an unconsolidated subsidiary under the equity method as it was unclear whether or not control of the subsidiary would be permanent. The investment was recorded at the net book value which approximates fair market value of Triple A on the date of acquisition. Current assets, non-current assets, current liabilities, non-current liabilities, revenue and net loss as of and for the period from the date of reorganization (September 4, 1997) to December 31, 1997 for Triple A were $57,054, $30,389, $78,747, $9,251, $53,684 and $(655), respectively. Under terms of the contingent provision, the Triple A acquisition agreement was rescinded during 1998.


NOTE C - GOING CONCERN

The consolidated financial statements have been prepared on the assumption that the Company will continue as a going concern. The Company sustained a net operating loss of $1,540,614 during the year ended December 31, 1998 and has accumulated losses of $7,051,054 since its inception, November 12, 1986. Cash used by operating activities for the same periods aggregated $397,160 and $3,628,266, respectively. Current liabilities at December 31, 1998 of $1,459,985 exceed current assets of $106,394. Total liabilities at December 31, 1998 of $1,486,138 exceed total assets of $930,272. The Company's continued existence depends upon the success of management's efforts to raise additional capital necessary to meet the Company's obligations as they come due and to obtain sufficient capital to execute its business plan. The Company intends to obtain capital primarily through issuance of common and preferred stock. There can be no degree of assurance given that the Company will be successful in completing additional financing transactions.

The consolidated financial statements do not include any adjustments to reflect the possible effects on the recoverability and classification of assets or classification of liabilities which may result from the inability of the Company to continue as a going concern.

                           VIKING CAPITAL GROUP, INC.
                        (A Development Stage Enterprise)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
                           December 31, 1998 and 1997


NOTE D -  NOTES PAYABLE

The Company entered into new notes or renewed existing notes totaling $539,985 during 1998. All of outstanding notes at December 31, 1998 mature during 1999. The notes maturing in 1999 bear interest at 12% and are secured by the assets of the Company. Interest payments are due annually. Included in the $539,985 is $13,667 from other related parties.

During 1998 and 1997, notes payable totaling $277,300 and $651,967, respectively and related accrued interest of $25,203 and $81,759 were converted to 900,720 and 2,419,174 common shares, respectively. As of December 31, 1998, the Company had $46,148 of convertible notes outstanding that had the option to convert to 230,740 common restricted shares; $125,000 convertible notes outstanding that had the option to convert to 500,000 common restricted shares; $15,000 convertible notes outstanding that had the option to convert to 50,000 common restricted shares; $16,370 convertible notes outstanding that had the option to convert to 46,771 common restricted shares; $101,622 convertible notes outstanding that had the option to convert to 203,244 common restricted shares. If converted, $62,322 of these notes carry an additional option to purchase the same number of common shares which the holder was originally entitled to receive if the notes were converted to equity. An additional $192,000 carry an option to purchase one-half of the number of common shares which the holder was originally entitled to receive if the notes were converted to equity. The option price is the same as the conversion rate except for $15,000 convertible notes payable with a conversion rate of $0.30 per share and an option rate of $0.50 per share and $110,000 convertible notes payable with a conversion rate of $0.25 per share and an option rate of $0.50 per share. All of these notes are due in 1999 and all options, if the notes are converted, are for a period of one year.


NOTE E - INCOME TAXES

Deferred tax assets and liabilities at December 31, 1998 and 1997 are as follows:



                                                                              1998            1997
                                                                         ------------    ------------


         Current deferred tax asset                                      $    255,042    $    136,667
         Current deferred tax liability                                      (255,042)       (136,667)
         Valuation allowance for current deferred tax asset                         -               -
                                                                         ------------    ------------
             Net current deferred tax asset                              $          -    $          -
                                                                         ============    ============

         Non-current deferred tax asset                                     2,062,798       1,657,564
         Non-current deferred tax liability                                         -               -
         Valuation allowance for non-current deferred tax asset            (2,062,798)     (1,657,564)
                                                                         ------------    ------------
             Net non-current deferred tax asset                          $          -    $          -
                                                                         ============    ============



The current and non-current deferred tax assets result from the tax benefit of the net operating losses. The current deferred tax liability results from the accrual of officers salary for financial reporting purposes not deducted for federal income tax reporting purposes until paid and the allowance for doubtful accounts which is not deducted for federal income tax reporting purposes until written-off.

                           VIKING CAPITAL GROUP, INC.
                        (A Development Stage Enterprise)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
                           December 31, 1998 and 1997


NOTE E - INCOME TAXES - Continued

The Company has operating loss carryforwards totaling approximately $6,816,000, subject to limitations under Section 382 of the Internal Revenue Code, that are available to offset its future income tax liability. The net operating loss carryforwards expire as follows:

                      Year 2004                $     32,000
                      Year 2005                      42,000
                      Year 2006                      93,000
                      Year 2007                     138,000
                      Year 2008                     297,000
                      Year 2009                     503,000
                      Year 2010                   1,443,000
                      Year 2011                     981,000
                      Year 2012                   1,747,000
                      Year 2013                   1,540,000
                                               ------------
                                               $  6,816,000
                                               ============

As further described in Note C, realization of the benefit of these net operating loss carryforwards appears uncertain, accordingly, a valuation allowance of $2,062,798 has been recorded in 1998 against the deferred tax asset resulting from the recurring deferred tax benefit. The valuation allowance increased by $405,234 and 553,744 during the years ended December 31, 1998 and 1997, respectively.


NOTE F - LEASE COMMITMENTS

During 1996,  the Company  entered into  operating  lease  agreements for office space and certain computer equipment. The office lease expires in 2001. The Company leases computer equipment under capital leases and long-term non-cancelable operating leases. Total rental expense was $169,593 and $186,880 in 1998 and 1997, net of $86,400 and $96,095 of rental income in 1998 and 1997 receivable under a sub-lease of part of the office space. Future minimum lease payments under non-cancelable operating leases and capital leases at December 31, 1998 are as follows:

                                                         Operating      Capital
                                                           Leases       Leases
                                                        ----------     --------
             1999                                       $  265,280     $ 46,563
             2000                                          258,216       15,701
             2001                                          129,108       15,252
                                                        ----------     --------
             Total                                         652,604       77,516
        Less lease income from sub-lease                   (43,200)
                                                        $  609,404
                                                        ==========
        Less amount representing interest                               (11,423)
        Present value of net minimum lease payments                    --------
             including current maturities of $39,940                   $ 66,093
                                                                       ========

                           VIKING CAPITAL GROUP, INC.
                        (A Development Stage Enterprise)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
                           December 31, 1998 and 1997


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

Effective October 14, 1996, the Board of Directors authorized the issuance of 2,500,000 shares of new Series A preferred stock, with a par value of $1.00 per share. These shares are non-voting cumulative, callable preferred stock convertible to common stock eighteen months after issuance at a rate equal to one half the market value of the common stock. The new preferred stock will carry a coupon rate of 10%. As of December 31, 1998, no Series A preferred stock had been issued.


NOTE I - STOCK OPTIONS

Effective July, 1996, the Board of Directors approved a qualified employee stock option plan for the Company (the "Plan"). Under the Plan, the Company may grant options for up to five million shares of common stock. The exercise price of each option may not be less than the fair market value of common stock at the date of grant, without approval of the Board of Directors. Options are exercisable according to the terms set out in the option agreement, not to exceed ten years. At December 31, 1998 and 1997, there were a total of 2,590,045 and 3,637,685 options outstanding under the Plan, respectively. In addition, the Company has issued stock options outside of the Plan to employees, directors and others as compensation for services provided to the Company as well as options which are non-compensatory in nature. At December 31, 1998 and 1997 there were a total of 9,222,461 and 11,805,291 options (including compensatory and non-compensatory) outstanding, respectively. All options granted by the Company related to restricted stock under rules promulgated by the Securities and Exchange Commission.



                           VIKING CAPITAL GROUP, INC.
                        (A Development Stage Enterprise)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
                           December 31, 1998 and 1997


NOTE I - STOCK OPTIONS - Continued

A summary of changes in the Company's compensatory options follows:

                                       Employee Stock Plan         Other Compensatory            Combined Total
                                       -------------------         ------------------            --------------

                                                   Weighted                      Weighted
                                                    Average                       Average
                                                   Exercise                      Exercise
                                    Options          Price        Options          Price              Options
                                -----------        --------    -----------       --------         -----------

Outstanding at 12/31/96           1,982,685              -       5,794,947              -           7,777,632
Granted                           1,655,000        $  1.00         335,000       $    .44           1,990,000
Exercised                                 -              -        (335,000)      $    .44            (335,000)
Forfeited                                 -              -      (1,196,871)      $   1.00          (1,196,871)
                                -----------                    -----------                        -----------
Outstanding at 12/31/97           3,637,685                      4,598,076                          8,235,761

Granted                             780,000        $  1.00         241,413       $   0.87           1,021,413
Exercised                                 -              -               -              -                   -
Forfeited                        (1,827,640)       $  1.00      (1,100,000)      $   1.10          (2,927,640)
                                -----------                    -----------                        -----------
Outstanding at 12/31/98           2,590,045                      3,739,489                          6,329,534
                                ===========                    ===========                        ===========


The fair value of compensatory options issued during 1998 and 1997 was $340,581 and $847,817, respectively.

The following table summarizes information about options outstanding at December
31, 1998 under the Employee Stock Plan:

                             Options Outstanding                                                Options Exercisable
                             -------------------                                                -------------------
                                           Weighted Avg.
   Range of             Number               Remaining           Weighted Avg.             Number            Weighted Avg.
Exercise Prices       Outstanding        Contractual Life       Exercise Price           Exercisable       Exercisable Price
---------------       -----------        ----------------       --------------           -----------       -----------------

     $1.00             2,590,045            3.3 years               $1.00                  849,968              $1.00

The following table summarizes information about other compensatory stock options outstanding at December 31, 1998:

                             Options Outstanding                                                 Options Exercisable
                             -------------------                                                 -------------------
                                           Weighted Avg.
   Range of             Number               Remaining           Weighted Avg.             Number            Weighted Avg.
Exercise Prices       Outstanding        Contractual Life       Exercise Price           Exercisable       Exercisable Price
---------------       -----------        ----------------       --------------           -----------       -----------------

   $0.75-$1.10         3,739,489            1.0 years               $1.02                 3,618,076             $1.03





                           VIKING CAPITAL GROUP, INC.
                        (A Development Stage Enterprise)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
                           December 31, 1998 and 1997


NOTE I - STOCK OPTIONS - Continued

A summary of changes in the Company's non-compensatory options follows:

                                                  Non-Compensatory          Weighted Average
                                                      Options                Exercise Price
                                                  ----------------          ----------------


Outstanding at 12/31/96                               1,941,620                 $ 2.15

Granted                                               3,301,759                   0.55
Exercised                                              (574,987)                  0.39
Forfeited                                            (1,098,862)                  1.00
                                                   ------------
Outstanding at 12/31/97                               3,569,530                   1.31

Granted                                               2,451,024                   0.49
Exercised                                            (1,249,129)                  0.41
Forfeited                                            (1,878,498)                  0.65
                                                   ------------
Outstanding at 12/31/98                               2,892,927                 $ 0.74
                                                   ============

The  Company  applies  APB  Opinion  No.  25,  "Accounting  for Stock  Issued to
Employees" ("APB25"), in accounting for its compensatory options. The options granted in 1998 and 1997 have exercise prices which approximate fair value and accordingly, no compensation cost has been recognized for its compensatory stock options in the consolidated financial statements. Had compensation cost for the Company's stock options been determined consistent with FASB statement No. 123, "Accounting for Stock Based Compensation", the Company's net loss and net loss per share would have been increased to the pro forma amounts indicated below:

                                                           Years ended December 31,
                                                           ------------------------
                                                         1998                   1997
                                                         ----                   ----

Net Loss                   As reported             $  1,540,614           $  1,746,866
                           Pro forma               $  1,859,249           $  2,594,683

Loss per share             As reported (Basic
                               and diluted)            $ 0.07                 $ 0.11
                           Pro forma                   $ 0.08                 $ 0.16


The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The following assumptions were used for grants in 1998; dividend yield at 0%, expected volatility at 202%, risk free interest rates ranging from 5.3% to 6.0% over a 1-5 year period, and an expected life of 1-5 years. The following assumptions were used for grants in 1997; dividend yield of 0%, expected volatility of 249%, risk free interest rates ranging from 5.1% to 6.0% over a 1-5 year period, and an expected life of 1-5 years.

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

                           VIKING CAPITAL GROUP, INC.
                        (A Development Stage Enterprise)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
                           December 31, 1998 and 1997


NOTE J - RELATED PARTY TRANSACTIONS

During the years ended December 31, 1998 and 1997, the Company issued an aggregate of 1,171,750 and 2,469,112 common shares in exchange for services, respectively. Of these shares, 600,000 shares were issued to officers and directors as a group during 1997. Such transactions have been recorded at values of $.10 to $.65 which was the fair market value of the services rendered to the Company in exchange for the shares.

Total consulting fees paid to related parties in the form of cash or stock during 1998 and 1997 aggregated $15,000 and $70,317, respectively.

At December 31, 1998, the Company had notes and interest receivable of $53,695 (net of allowance).

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


NOTE K - CONCENTRATIONS OF CREDIT RISK

The Company's notes receivables and accounts receivable are subject to potential credit risk. Some notes receivable are collaterized against shares held in the Company; all other notes receivable are uncollatoralized. The Company has provided an allowance for doubtful receivables which reflects its estimates of uncollectible amounts. The maximum exposure assuming non performance by the debtors is the amount shown on the balance sheet at the date of non-performance. Included in other assets is a receivable of $50,000 which is collateralized by the Company's common stock (see Note N).

The Company is at risk to the extent that cash held at banks exceeds the Federal Deposit Insurance Corporation insured amounts. Cash in excess of these limits amounted to approximately $200,772 at December 31, 1998. The Company minimizes risk by placing its cash with high credit quality financial institutions.


NOTE L - EMPLOYEE BENEFIT PLAN

On April 18, 1995, the Company registered an Employee Benefit Plan (APlan@) under regulation S-8 that reserved 1,000,000 shares of common stock for issuance under the Plan. These shares can be issued by approval of an Employee Benefit Committee appointed by the Board of Directors. During 1996, the Company
registered an additional 1,000,000 common shares through a Form S-8. During years ended December 31, 1998 and 1997, 189,669 and 560,000 shares, respectively, have been issued under the terms of the Plan.

                           VIKING CAPITAL GROUP, INC.
                        (A Development Stage Enterprise)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
                           December 31, 1998 and 1997


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


NOTE N - SOFTWARE LICENSING AGREEMENT

On July 21, 1997, the Company entered into an agreement for the licensing of certain proprietary software to a Company shareholder. Total consideration received under the agreement totals $400,000 which is to be paid out over a period of ten years plus interest at seven percent. The Company holds as collateral 250,000 shares of Viking Capital Group, Inc. common stock. The Company has recorded the sale and related receivable based upon the value of the underlying collateral totaling $50,000. The receivable is included in other assets in the accompanying balance sheet. All other payments will be recognized as revenue when received.

NOTE O - YEAR 2000

The Company has completed a survey of internal administrative office equipment and software for Year 2000 issues. Additionally, the software developed by the Company is Year 2000 compliant. The Company plans to continue to evaluate the Year 2000 readiness of its consultants, vendors, and suppliers and develop contigency plans where necessary. Based on current information, the Company believes that the cost of compliance with the Year 2000 will not be material to the Company's financial condition or operations, and will not significantly affect the Company's ability to deliver its products and and services; however, given the uncertain consequences of Year 2000 issues outside the scope or control of the Company, there can be no assurance that any one or more such Year 2000 consequences would not have a material adverse effect on the Company.

NOTE P - SUBSEQUENT EVENTS

For the period from December 31, 1998 through the date of this report, the Company issued 2,707,442 common shares. Of this amount, 257,477 shares were issued in conjunction with the conversion of $68,716 notes payable. The Company also granted 220,000 options to acquire common shares. All the options expire within one to four years from the date of grant.

On January 21, 1999, the Company registered an additional 1,000,000 common shares through an S-8.

                                  EXHIBIT INDEX



     EXHIBIT
     NUMBER          DESCRIPTION
     -------         -----------
     21.1            List of Subsidiaries
     27.1            Financial Data Schedule