Form 10QSB
period 1999-03-31
VIKING CAPITAL GROUP INC
filed 1999-05-12
CIK 886093

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                       For the period ended March 31, 1999

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

         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

As of March 31, 1999, approximately 29,032,009 shares of Common Stock of the issuer were outstanding. As of March 31, 1999, 100,000 shares of Class B Common Stock of the issuer were outstanding.





                           VIKING CAPITAL GROUP, INC.



                                      INDEX


                                                                                        Page
                                                                                       Number
                                                                                       ------

PART I - FINANCIAL INFORMATION

      Item 1. Financial Statements

          Consolidated Balance Sheets - March 31, 1999 and December 31, 1998               3

          Consolidated  Statements  of  Operations  - For the three months ended
          March 31, 1999 and 1998, and for the period from  inception  (November
          12, 1986) to March 31, 1999                                                      5

          Consolidated  Statements  of Cash Flows - For the three  months  ended
          March 31, 1999 and 1998, and for the period from  inception  (November
          12, 1986) to March 31, 1999                                                      6

          Notes to Consolidated Condensed Financial Statements                             8


      Item 2. Management's Discussion and Analysis or Plan of Operation.                  10


PART II - OTHER INFORMATION

      Item 5. Other Information                                                           11

      Item 6. Exhibits                                                                    12


SIGNATURES                                                                                13
EXHIBITS                                                                                  14






                           VIKING CAPITAL GROUP, INC.
                        (A Development Stage Enterprise)


                           CONSOLIDATED BALANCE SHEETS



                                     ASSETS
                                     ------
                                                                (Unaudited)

                                                                 March 31,    December 31,
                                                                    1999         1998
                                                                 ----------   ----------

CURRENT ASSETS

  Cash                                                           $   74,343   $   47,506
  Accounts receivable                                                 5,000        5,193
  Notes and other accounts receivable and accrued interest          116,778       53,695
                                                                 ----------   ----------
     Total current assets                                           196,121      106,394
                                                                 ----------   ----------

OFFICE FURNITURE, EQUIPMENT, SOFTWARE AND CAPITALIZED SOFTWARE
DEVELOPMENT COSTS, NET                                              748,466      708,949

OTHER ASSETS                                                        109,904      114,929
                                                                 ----------   ----------

TOTAL ASSETS                                                     $1,054,491   $  930,272
                                                                 ==========   ==========









The accompanying notes are an integral part of these financial statements.




                           VIKING CAPITAL GROUP, INC.
                        (A Development Stage Enterprise)


                           CONSOLIDATED BALANCE SHEETS




                      LIABILITIES AND STOCKHOLDERS' DEFICIT
                      -------------------------------------

                                                                   (Unaudited)

                                                                    March 31,      December 31,
                                                                      1999             1998
                                                                    -----------    -----------

CURRENT LIABILITIES
  Accounts payable and accrued expenses                             $   198,128    $   456,003
  Accrued payroll and payroll taxes                                     638,132        649,793
  Lease obligation, current portion                                      32,745         39,940
  Note payable and accrued interest                                     206,612        314,249
                                                                    -----------    -----------
     Total current liabilities                                        1,075,617      1,459,985
                                                                    -----------    -----------

LONG-TERM DEBT
  Obligations under capital leases, less current portion                 22,746         26,153
                                                                    -----------    -----------
     Total liabilities                                                1,098,363      1,486,138
                                                                    -----------    -----------

STOCKHOLDERS' DEFICIT
  Preferred stock $1.00 par value; 50,000,000 shares authorized;
     no shares issued and outstanding                                      --             --
  Common stock $0.001 par value; 150,000,000 shares authorized;
     29,557,634 and 26,357,431 issued and outstanding as of March
     31, 1999 and December 31, 1998, respectively                        29,557         26,357
  Common stock Class B $0.001 par value; 100,000 shares
     authorized and outstanding                                             100            100
  Paid-in capital                                                     8,277,543      7,170,190
  Deficit accumulated in the development stage                       (7,570,582)    (7,082,244)
                                                                    -----------    -----------
                                                                        736,618        114,403
                                                                    -----------    -----------

  Less treasury stock - 525,625 shares at cost                          (41,206)       (41,206)
  Less stock issued for notes receivable                               (739,284)      (629,063)
                                                                    -----------    -----------

     Total stockholders' deficit                                        (43,872)      (555,866)
                                                                    -----------    -----------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                         $ 1,054,491    $   930,272
                                                                    ===========    ===========

The accompanying notes are an integral part of these financial statements.



                           VIKING CAPITAL GROUP, INC.
                        (A Development Stage Enterprise)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                 Three months ended March 31, 1999 and 1998 and
           Period from November 12, 1986 (inception) to March 31, 1999



                                                 Three months ended              Period from
                                                      March 31,               November 12, 1986
                                                 1999            1998         to March 31, 1999
                                            ------------    ------------      -----------------

Revenue                                     $       --      $       --          $    441,382
Cost of Revenue                                     --              --                68,119
                                            ------------    ------------        ------------
Gross Profit                                        --              --               373,263
                                            ------------    ------------        ------------

Cost and expenses
   Depreciation and amortization                  10,106           9,459              90,175
   General and administrative expenses           475,547         345,889           7,607,512
                                            ------------    ------------        ------------
       Total cost and expenses                   485,653         355,348           7,697,687
                                            ------------    ------------        ------------

   Loss from operations                         (485,653)       (355,348)         (7,324,424)

Other income(expenses)
   Interest income                                10,310           9,771              57,391
   Interest and penalty expense                   (9,078)        (11,574)           (231,150)
   Other                                          (3,917)           --               (41,177)
                                            ------------    ------------        ------------
       Total other income(expense)                (2,685)         (1,803)           (214,936)
                                            ------------    ------------        ------------

Loss before income taxes                        (488,338)       (357,151)         (7,539,360)

Income tax provision                                --              --                   (32)
                                            ------------    ------------        ------------

Net loss                                    $   (488,338)   $   (357,151)       $ (7,539,392)
                                            ============    ============        ============

Loss per common share attributable to
   common stockholders
     Basic                                        $(.018)         $(.016)


Weighted average common share outstanding
     Basic                                    27,904,866      22,527,650





The accompanying notes are an integral part of these financial statements.




                           VIKING CAPITAL GROUP, INC.
                        (A Development Stage Enterprise)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                 Three months ended March 31, 1999 and 1998 and
           Period from November 12, 1986 (inception) to March 31, 1999


                                                               Three months ended                  Period from
                                                                     March 31,                  November 12, 1986
                                                               1999             1998            to March 31, 1999
                                                             --------        ---------          -----------------

Cash flows from operating activities
   Net loss                                             $     (488,338)   $    (357,151)        $   (7,539,392)
   Non-cash charges included in operations
     Allowance for doubtful accounts                                 -                -                 56,000
     Depreciation and amortization                              10,106            7,653                 90,175
     Common stock issued for services and interest             187,551          101,448              2,200,238
     Common B stock issued for services                              -                -                      -
     Note payable issued for services                                -                -                  6,860
     Common stock issued for services and
       accrued expenses                                              -                -                 30,434
     Provision for doubtful notes receivable                         -                -                 52,754
     Common stock issued for interest payable                        -                -                127,064
     Loss on assets                                                  -                -                 15,000
   Changes in assets and liabilities
     Accounts receivable                                           193           57,074                 (4,795)
     Prepaid expenses                                                -                -                      -
     Accrued interest receivable                                  (283)          (9,771)               (36,716)
     (Increase) in deposits                                          -                                 (31,767)
     (Increase) in other assets                                  5,024            1,044                (77,553)
     Accounts payable and accrued expenses                    (255,156)         (28,259)               251,650
     Accrued payroll and payroll taxes                         (11,662)          (3,275)               621,511
     Advances to stockholder expensed to consulting                  -                -                 57,706
                                                          ------------     ------------          -------------
       Net cash used for operating activities                 (552,565)        (231,237)            (4,180,831)

Cash flows from investing activities
   Capital expenditures                                        (49,623)        (102,788)              (722,404)
   Loans made                                                  (70,000)          (5,000)              (283,908)
   Loan repayments                                                   -                -                 11,900
   Other                                                             -                -                (15,050)
                                                          ------------     ------------          --------------
       Net cash used for investing activities                 (119,623)        (107,788)            (1,009,462)

Cash flows from financing activities
   Stock sale expenses                                               -                -                (11,716)
   Proceeds from sale of common stock                          706,463          179,729              3,592,707
   Proceeds from notes payable                                       -           53,500              2,327,971
   Principal repayments of notes payable                             -           (7,800)              (598,197)
   Principal payments on capital lease obligations              (7,438)          (7,530)               (48,976)
   Proceeds from preferred stock sale                                -                -                 20,000
   Repurchase of preferred stock                                     -                -                (11,319)
   Preferred dividends paid                                          -                -                 (5,834)
                                                          ------------     ------------          --------------
       Net cash provided by financing activities               699,025          217,899              5,264,636

Increase (decrease) in cash                                     26,837         (121,126)                74,343


                                  - continued -

The accompanying notes are an integral part of these financial statements.



                           VIKING CAPITAL GROUP, INC.
                        (A Development Stage Enterprise)

                CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued
                                   (Unaudited)
                   Three months ended March 31, 1999 and 1998
         and Period from November 12, 1986 (inception) to March 31, 1999


                                                               Three months ended                Period from
                                                                     March 31,                November 12, 1986
                                                               1999             1998          to March 31, 1999
                                                             --------        ---------        -----------------

Cash at beginning of period                                     47,506          123,454                      -
                                                          ------------     ------------          -------------
Cash at end of period                                   $       74,343    $       2,328         $       74,343
                                                         =============     ============          =============

Cash flow information:
   Interest paid                                           $     9,010      $         -            $   102,075
   Income taxes paid                                       $         -      $         -            $        32

Non-cash investing activities:
   Repayment of note receivable - non cash method          $         -      $         -            $    21,000
   Common stock issued for:
     Acquisition of Triple A                               $         -      $         -            $         -
     Acquisition of NIAI                                   $         -      $         -            $    10,000
     Acquisition of VISI                                   $         -      $         -            $       434
     Oil lease                                             $         -      $         -            $    40,000

Non-cash financing activities:
   Preferred stock issued for:
     Note payable-related party                            $         -      $         -            $    60,000
     Accrued interest-related party                        $         -      $         -            $     4,500
     Accrued expenses-related party                        $         -      $         -            $    25,500

Common stock issued for:
   Services and fees                                       $   180,679      $    81,184            $ 2,055,052
   Repayment of notes payable                              $   106,318      $   207,500              1,345,735
   Payment of interest                                     $     6,872      $    20,264                133,937
   Payment of accounts payable and exp reimbursement       $         -      $         -                 15,000
   Conversion of preferred stock                           $         -      $         -                100,000
   Payment of preferred stock dividend                     $         -      $         -                 25,556
   Notes Receivable                                        $   110,222      $    74,134                739,284

Note payable issued for services                           $         -      $         -            $     6,860
Assignment of oil lease in payment of note payable         $         -      $         -            $    40,000

Common stock acquired for conversion of
   note receivable                                         $         -      $         -            $     6,406

Common stock canceled for conversion of
   note receivable                                         $         -      $         -            $     5,600

Additions to equipment under capital leases                $         -      $         -            $   107,631



The accompanying notes are an integral part of these financial statements.

                           VIKING CAPITAL GROUP, INC.
                                                                -
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)


1.       BASIS OF PRESENTATION

The consolidated interim financial statements include the accounts of Viking Capital Group, Inc. and its wholly owned subsidiaries (collectively the "Company").

The consolidated interim financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principals ("GAAP") have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the consolidated financial statements and related notes included in the Company's Form 10-KSB as of and for the year ended December 31, 1998.

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

2.       UNCONSOLIDATED SUBSIDIARY

Pursuant to a reorganization agreement dated September 4, 1997, the Company acquired all of the outstanding stock of Triple A Annuity Marketing, Inc. ("Triple A"). Due to provisions in the agreement, the subsidiary was accounted for as an unconsolidated subsidiary under the equity method. Under the terms of the contingent provision, the Triple A acquisition agreement was rescinded during 1998.

3.       SOFTWARE DEVELOPMENT COSTS

During January of 1998, the Company formed a strategic joint venture with Transaction Information Systems, Inc. (TIS) for the building of a technical robust architecture capable of supporting the Company's long term strategic initiatives of creating an interactive enterprise insurance and retirement services website. The Company has capitalized such costs as software development costs. During the periods ended March 31, 1999 and 1998, the company paid $250,000 and $100,000, respectively, of costs associated with such initiatives. Total costs incurred to date is $666,767; of which, $600,000 is paid.

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


4.       RELATED PARTY TRANSACTIONS

During the quarter a note receivable from a related party of $50,000 was executed. The term of the note is one year and the interest rate is 8%.

                           VIKING CAPITAL GROUP, INC.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

5.       OPTIONS ISSUED

During the current quarter, the Company granted 273,953 options exercisable at rates from $0.20 to $1.00 per share. The weighted average exercise price of the options granted was $0.61. All of these options are exercisable within one year and expire within one year; except for 120,000 options which are vested 25% per year and expire within five years.

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

7.       EVENTS SUBSEQUENT TO MARCH 31, 1999

Subsequent to March 31, 1999, approximately 85,000 shares of common stock were issued for services, 102,000 shares were issued for cash/notes receivable and 53,573 shares were issued for note conversion. Also subsequent to March 31, 1999, 146,788 options were issued with a weighted average exercise price of $0.90 per share. All options expire within one year.

Item 2. Management's Discussion and Analysis or Plan of Operations.


Material Changes in Results of Operations

         During the three month period ended March 31, 1999, the Company continued in its efforts to secure capital and implement its proposed plan of business. In the course of its efforts to fulfill its strategic plan of operation it concluded the negotiations of a Strategic Joint Venture with Transaction Information Systems, Inc. (TIS). The agreement was signed in early 1998 with TIS for the building of a technical robust architecture capable of supporting the Company's long term strategic initiatives of creating an interactive enterprise insurance and retirement services website. During the periods ended March 31, 1999 and 1998, the company paid $250,000 and $100,000, respectively, of costs associated with such initiatives. Total costs incurred to date is $666,767; of which, $600,000 is paid. In addition to its telecommunications alliance previously announced with iXnet of New York which provides the ATM backbone for Viking Capital Financial Network(VCFN), the Company has signed additional alliances during the first quarter of 1999. The Company signed a strategic alliance with Pearse EFT, Inc. of Malta, NY for their Internet based remote banking software. The alliance allows Viking to provide remote banking software as a service on the Company's private network for banks wishing to provide their customers with remote or virtual banking services. This service is called IP Banker. The agreement also lead the way to a service bureau business model for remote banking which is named (Viking System) VS Banker's Service Bureau. The Company also signed two agreements for products to be made available which the Company believes will enhance customer satisfaction and use of its network. The first agreement is with Netnote International, Ltd. which will provide for the sale and distribution of a family of products called Webnote(TM) which is a sub-notebook size device with touch screen, color display and keyboard. The complete unit weighs about 2 lbs. The Webnote(TM) is also equipped with smart card technology to provide additional security which acts as a "web access key" providing a unique identifier. The second agreement is with MaxPC Technologies, Inc. of Dallas, TX. The agreement gives Viking the right to sell all MaxPC products via the Internet. The MaxPC product is a computer card with a processor operating at 3.6 billion operations per second and takes the burden of video processing away from the CPU. The technology offers full-motion, 2-way video communications over IP based connections (Internet, Extranet, Intranet) and is compliant with MPEG and streaming video/DVD standards. The card is capable of transforming most PCs into video communication stations. The Company anticipates using this technology in conjunction with its employee benefits administration services and making this technology available to others as a video conferencing tool.


         In connection with its efforts to attract capital and implement its plan of business, the Company incurred general and administrative expenses of $475,547 and reported net losses of $488,338 for the three month period ended March 31, 1999.

Material Changes in Financial Condition, Liquidity and Capital Resources

         The Company had a cash balance of $74,343 at March 31, 1999. During the first quarter of 1999, the Company raised $706,463 through private sale of stock and exercise of options.

         With the receipt of $706,463 from these sources and expected additional funding , the Company believes it has sufficient funds to continue pursuing its plan of operations for the next twelve months, exclusive of insurance company acquisitions which constitutes the full plan of operations. The Company is currently evaluating various options to raise additional capital, including possible placements of debt and equity for the purpose of insurance company acquisitions. There is no assurance, however, that the Company will be successful in securing additional financing and, therefore, there is no assurance that the Company can implement its full plan of operations. If the Company is successful in implementing its plan of operations, the Company will be required to lease, acquire or construct significant additional facilities and equipment and hire substantial additional employees to carry out such operations.

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



                                     VIKING CAPITAL GROUP, INC.

Dated: May 12,  1999                       By:  \s\  William J. Fossen
                                           -----------------------------
                                           William J. Fossen, President


Dated: May 12, 1999                        By: \s\  Matthew W. Fossen
                                           -----------------------------
                                           Matthew W. Fossen
                                           Chief Financial Officer

                                      EX-21
                         Subsidiaries of the Registrant



                                  EXHIBIT 21.1


                  Viking Capital Group, Inc. and Subsidiaries
                     List of subsidiaries of the registrant

The following are current subsidiaries of Registrant.

Subsidiary and Name Under Which Business is Done              Where Organized
---------------------------------------------------           ---------------

Viking Capital Financial Services, Inc.                                 Texas
Viking Insurance Services, Inc.                                         Texas
Viking Systems, Inc.                                                    Texas
Viking Administrators, Inc.                                             Texas
NIAI Insurance Administrators, Inc.                                California