Form 10QSB
period 1999-06-30
VIKING CAPITAL GROUP INC
filed 1999-08-16
CIK 886093

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                       For the period ended June 30, 1999

                                       OR

[ ] TRANSITION  REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
    EXCHANGE ACT OF 1934

                     For the transition period from __ to __

                           Commission File No. 0-22744


                           VIKING CAPITAL GROUP, INC.
                           --------------------------
        (Exact name of small business issuer as specified in its charter)


                    Utah                                87-0442090
      -------------------------------       ---------------------------------
      (State or other jurisdiction of       (IRS Employer Identification No.)
      incorporation or organization)

        Two Lincoln Centre, Suite 300, 5420 LBJ FWY, Dallas, Texas 75240
        ----------------------------------------------------------------
                    (Address of principal executive offices)

                                 (972) 386-9996
                           ---------------------------
                           (Issuer's telephone number)

--------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

As of June 30, 1999, approximately 29,649,073 shares of Common Stock of the issuer were outstanding. As of June 30, 1999, 100,000 shares of Class B Common Stock of the issuer were outstanding.

                           VIKING CAPITAL GROUP, INC.



                                      INDEX


                                                                          Page
                                                                         Number
                                                                      ----------
PART I - FINANCIAL INFORMATION

  Item 1. Financial Statements


   Consolidated Balance Sheets - June 30, 1999 and December 31, 1998         3

   Consolidated  Statements of Operations - For the three months ended June 30, 1999 and 1998, and for the period from inception
   (November 12, 1986) to June 30, 1999                                      5

   Consolidated  Statements  of Operations - For the six
    months ended June 30, 1999 and 1998, and for the period from inception
   (November 12, 1986) to June 30, 1999                                      6

   Consolidated  Statements  of Cash Flows - For the six months ended June 30, 1999 and 1998, and for the period from inception
   (November 12, 1986) to June 30, 1999                                      7

    Notes to Consolidated Condensed Financial Statements                     9


  Item 2. Management's Discussion and Analysis or Plan of Operations.        11


PART II - OTHER INFORMATION

  Item 5. Other Information                                                  12
  Item 6.  Exhibits                                                          13


SIGNATURES                                                                   14
EXHIBITS                                                                     15



                           VIKING CAPITAL GROUP, INC.
                        (A Development Stage Enterprise)

                           CONSOLIDATED BALANCE SHEETS



                                     ASSETS
                                     ------
                                                                   (Unaudited)

                                                                      June 30,    December 31,
                                                                        1999           1998
CURRENT ASSETS                                                     ------------   ------------
  Cash                                                             $      5,946   $     47,506
  Accounts receivable                                                        --          5,193
  Notes and other accounts receivable and accrued interest              112,463         53,695
                                                                   ------------   ------------
     Total current assets                                               118,409        106,394
                                                                   ------------   ------------

OFFICE FURNITURE, EQUIPMENT, SOFTWARE AND
CAPITALIZED SOFTWARE DEVELOPMENT COSTS                                  753,590        708,949

OTHER ASSETS                                                             90,359        114,929
                                                                   ------------   ------------

TOTAL ASSETS                                                       $    962,358   $    930,272
                                                                   ============   ============



The accompanying notes are an integral part of these financial statements.



                           VIKING CAPITAL GROUP, INC.
                        (A Development Stage Enterprise)

                           CONSOLIDATED BALANCE SHEETS




                      LIABILITIES AND STOCKHOLDERS' DEFICIT
                      -------------------------------------
                                                                   (Unaudited)

                                                                     June 30,     December 31,
                                                                       1999           1998
                                                                   -----------    -----------
CURRENT LIABILITIES
  Accounts payable and accrued expenses                            $   227,923    $   456,003
  Accrued officer's payroll                                            776,462        649,793
  Lease obligation, current portion                                     31,794         39,940
  Note payable and accrued interest                                    157,261        314,249
                                                                   -----------    -----------
     Total current liabilities                                       1,193,440      1,459,985
                                                                   -----------    -----------

LONG-TERM DEBT
  Obligations under capital leases, less current portion                20,219         26,153
                                                                   -----------    -----------
     Total liabilities                                               1,213,659      1,486,138
                                                                   -----------    -----------

STOCKHOLDERS' DEFICIT
  Preferred stock $1.00 par value; 50,000,000 shares authorized;
     no shares issued and outstanding                                       --             --
  Common stock $0.001 par value; 150,000,000 shares authorized;
     30,174,698 and 26,357,431 issued and outstanding as of June
     30, 1999 and December 31, 1998, respectively                       30,174         26,357
  Common stock Class B $0.001 par value; 100,000 shares
     authorized and outstanding                                            100            100
  Paid-in capital                                                    8,570,693      7,170,190
  Deficits accumulated in the development stage                     (8,058,028)    (7,082,244)
                                                                   -----------    -----------
                                                                       542,939        114,403
                                                                   -----------    -----------

  Less treasury stock - 525,625 shares at cost                         (41,206)       (41,206)
                                                                   -----------    -----------
  Less stock issued for notes receivable                              (753,034)      (629,063)
                                                                   -----------    -----------

     Total stockholders' deficit                                      (251,301)      (555,866)
                                                                   -----------    -----------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                        $   962,358    $   930,272
                                                                   ===========    ===========


The accompanying notes are an integral part of these financial statements.





                           VIKING CAPITAL GROUP, INC.
                        (A Development Stage Enterprise)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                  Three months ended June 30, 1999 and 1998 and
           Period from November 12, 1986 (inception) to June 30, 1999



                                                  Three months ended              Period from
                                                        June 30,               November 12, 1986
                                                  1999            1998          to June 30, 1999
                                             ------------    ------------      -----------------
Revenue                                      $         --    $         --        $    441,382
Cost of Revenue                                        --              --              68,119
                                             ------------    ------------        ------------
Gross Profit                                           --              --             373,263
                                             ------------    ------------        ------------

Cost and expenses
   Depreciation and amortization                   11,686           8,336             101,861
   General and administrative expenses            487,205         327,344           8,096,325
                                             ------------    ------------        ------------
       Total cost and expenses                    498,891         335,680           8,198,186
                                             ------------    ------------        ------------

   Loss from operations                          (498,891)       (335,680)         (7,824,923)

Other income(expenses)
   Interest income                                 12,917          12,206              70,308
   Interest and penalty expense                    (5,764)         (5,367)           (236,846)
   Other                                            6,000              --             (35,346)
                                             ------------    ------------        ------------
       Total other income(expense)                 13,153           6,839            (201,884)
                                             ------------    ------------        ------------

Loss before income taxes                         (485,738)       (328,841)         (8,026,807)

Income tax provision                                   --              --                 (32)
                                             ------------    ------------        ------------

Net loss                                     $   (485,738)   $   (328,841)       $ (8,026,839)
                                             ============    ============        ============

Loss per common share attributable to
   common stockholders
     Basic and Fully Diluted                 $      (.016)    $     (.014)


Weighted average common shares outstanding     29,434,226      23,017,450



   The accompanying notes are an integral part of these financial statements.



                           VIKING CAPITAL GROUP, INC.
                        (A Development Stage Enterprise)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                   Six months ended June 30, 1999 and 1998 and
           Period from November 12, 1986 (inception) to June 30, 1999



                                                    Six  months ended           Period from
                                                         June 30,            November 12, 1986
                                                   1999             1998      to June 30, 1999
                                             ------------    ------------    -----------------
Revenue                                      $         --    $         --      $    441,382
Cost of Revenue                                        --              --            68,119
                                             ------------    ------------      ------------
Gross Profit                                           --              --           373,263
                                             ------------    ------------      ------------

Cost and expenses
   Depreciation and amortization                   21,792          15,989           101,861
   General and administrative expenses            964,359         675,039         8,096,325
                                             ------------    ------------      ------------
       Total cost and expenses                    986,152         691,028         8,198,186
                                             ------------    ------------      ------------

   Loss from operations                          (986,152)       (691,028)       (7,824,923)

Other income(expenses)
   Interest income                                 23,227          21,977            70,308
   Interest and penalty expense                   (14,774)        (16,941)         (236,846)
   Other                                            1,914              --           (35,346)
                                             ------------    ------------      ------------
       Total other income(expense)                 10,367           5,036          (201,884)
                                             ------------    ------------      ------------

Loss before income taxes                         (975,785)       (685,992)       (8,026,807)

Income tax provision                                   --              --               (32)
                                             ------------    ------------      ------------

Net loss                                     $   (975,785)   $   (685,992)     $ (8,026,839)
                                             ============    ============      ============

Loss per common share attributable to
   common stockholders
     Basic and Fully Diluted                 $      (.033)   $      (.030)


Weighted average common shares outstanding     29,434,226      23,017,450



   The accompanying notes are an integral part of these financial statements.



                           VIKING CAPITAL GROUP, INC.
                        (A Development Stage Enterprise)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                   Six months ended June 30, 1999 and 1998 and
           Period from November 12, 1986 (inception) to June 30, 1999


                                                                 Six months ended                  Period from
                                                                     June 30,                   November 12, 1986
                                                               1999             1998             to June 30, 1999
                                                          ------------     ------------         -----------------
Cash flows from operating activities
   Net loss                                               $   (975,785)    $   (685,992)          $ (8,026,839)
   Non-cash charges included in operations
     Allowance for doubtful accounts                                                                    56,000
     Depreciation and amortization                              21,792           15,989                101,861
     Common stock issued for services and interest             231,169          232,048              2,243,856
Common B stock issued for services                                                    -                      -
     Note payable issued for services                                -                -                  6,860
     Common stock issued for services and
       accrued expenses                                              -                -                 30,434
     Provision for doubtful notes receivable                         -                -                 52,754
     Common stock issued for interest payable                        -                -                127,064
     Loss on assets                                                  -                -                 15,000
     Advances to stockholder expensed to consulting                  -                -                 57,706
   Changes in assets and liabilities
     (Increase)Decrease in accounts receivable                     193           57,074                 (4,795)
     Prepaid expenses                                                -                -                      -
     Accrued interest receivable                                16,537          (21,977)               (19,896)
     (Increase) in deposits                                          -            3,477                (31,767)
     (Increase) in other assets                                 15,417                -                (67,160)
     Accounts payable and accrued expenses                    (241,867)         169,097                264,939
     Accrued payroll and payroll taxes                         136,611           (2,974)               769,784
                                                          ------------     -------------         -------------
       Net cash used for operating activities                 (795,933)        (233,258)            (4,424,199)

Cash flows from investing activities
   Capital expenditures                                        (66,433)        (238,707)              (739,214)
   Loans made                                                  (77,500)          (5,000)              (291,408)
   Loan repayments                                               8,200                -                 20,100
   Other                                                             -                -                (15,050)
                                                          ------------     ------------          --------------
       Net cash used for investing activities                 (135,733)        (243,707)            (1,025,572)

Cash flows from financing activities
   Stock sale expenses                                               -                -                (11,716)
   Proceeds from sale of common stock                          897,862          276,699              3,784,106
   Proceeds from notes payable                                   5,000          120,315              2,332,971
   Principal repayments of notes payable                        (6,822)         (16,650)              (605,019)
   Principal payments on capital lease obligations              (5,934)         (15,423)               (47,472)
   Proceeds from preferred stock sale                                -                -                 20,000
   Repurchase of preferred stock                                     -                -                (11,319)
   Preferred dividends paid                                          -                -                 (5,834)
                                                          ------------     ------------          --------------
       Net cash provided by financing activities               890,106          364,941              5,455,717

Increase (decrease) in cash                                    (41,560)        (112,024)                 5,946



                                  - continued -

   The accompanying notes are an integral part of these financial statements.



                           VIKING CAPITAL GROUP, INC.
                        (A Development Stage Enterprise)

                CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued
                                   (Unaudited)
                     Six months ended June 30, 1999 and 1998
         and Period from November 12, 1986 (inception) to June 30, 1999


                                                                 Six months ended                 Period from
                                                                     June 30,                  November 12, 1986
                                                               1999             1998            to June 30, 1999
                                                           -----------      -----------        -----------------
Cash at beginning of period                                     47,506          123,454                      -
                                                           -----------      -----------            -----------
Cash at end of period                                      $     5,946      $    11,430            $     5,946
                                                           ===========      ===========            ===========

Cash flow information:
   Interest paid                                           $    14,774      $         -            $   107,839
   Income taxes paid                                       $         -      $         -            $        32

Non-cash investing activities:
   Repayment of note receivable - non cash method          $         -      $         -            $    21,000
   Common stock issued for:
     Acquisition of Triple A                               $         -      $         -            $         -
     Acquisition of NIAI                                   $         -      $         -            $    10,000
     Acquisition of VISI                                   $         -      $         -            $       434
     Oil lease                                             $         -      $         -            $    40,000

Non-cash financing activities:
   Preferred stock issued for:
     Note payable-related party                            $         -      $         -            $    60,000
     Accrued interest-related party                        $         -      $         -            $     4,500
     Accrued expenses-related party                        $         -      $         -            $    25,500

Common stock issued for:
   Services and fees                                       $   219,595      $   209,185            $ 2,093,968
   Repayment of notes payable                              $   151,318      $   227,500            $ 1,390,735
   Payment of interest                                     $    11,574      $    22,864            $   138,639
   Payment of accounts payable and exp reimbursement       $         -      $         -            $    15,000
   Conversion of preferred stock                           $         -      $         -            $   100,000
   Payment of preferred stock dividend                     $         -      $         -            $    25,556
   Notes Receivable                                        $   123,972      $    74,134            $   753,034
   Equipment                                               $         -      $    25,000            $    25,000

Note payable issued for services                           $         -      $         -            $     6,860
Assignment of oil lease in payment of note payable         $         -      $         -            $    40,000

Common stock acquired for conversion of
   note receivable                                         $         -      $         -            $     6,406

Common stock canceled for conversion of
   note receivable                                         $         -      $         -            $     5,600

Additions to equipment under capital leases                $         -      $                      $   107,631



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

2. SOFTWARE DEVELOPMENT COSTS

During January of 1998, the Company formed a strategic joint venture with Transaction Information Systems, Inc. (TIS) for the building of a technical robust architecture capable of supporting the Company's long term strategic initiatives of creating an interactive enterprise insurance and retirement services website. The Company has capitalized such costs as software development costs. Total costs incurred to date with TIS is $666,767; of which, $600,000 is paid.

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

                           VIKING CAPITAL GROUP, INC.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)




3. RELATED PARTY TRANSACTIONS

During the quarter, two promissory notes with a related party were repaid. The notes originated on 4/28/98 and 9/28/98 and carried an interest rate of 12%. The principal amounts were $3,000 and $1,322 respectively with accrued interest of $388 and $104.


4. OPTIONS ISSUED

During the current quarter, the Company granted 230,388 options exercisable at rates from $0.25 to $1.00 per share. This includes options for 230,388 shares exercisable and expiring within one year at a weighted average exercise price of $0.76 per share.


5. OTHER

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


6. EVENTS SUBSEQUENT TO JUNE 30, 1999

Subsequent to June 30, 1999, the Company issued a five million share option exercisable at $0.75 per share for five years to William J. Fossen, its chairman, president and CEO. The Company also issued a one hundred eighty thousand share option under the 1996 Stock Option Plan to Tim Baumann, its VP Mergers and Acquisitions exercisable at the rate of 25% per year for five years at $1.00 per share.

Item 2. Management's Discussion and Analysis or Plan of Operations.

Material Changes in Results of Operations
-----------------------------------------

         During the three and six month period ended June 30, 1999, the Company continued in its efforts to secure capital and implement its proposed plan of business. In the course of its efforts to fulfill its strategic plan of operation it continued to expand upon its alliances and continued to improve upon its systems. The purpose of these systems is to support the Company's long term strategic initiative of creating an internet based financial portal with systems capable of supporting the needs of full life insurance administration and data processing(Universal IP), remote banking(IP Banker), facilitate securities trading via the internet(IP Trader), and HR/Employee benefits data processing(Benefits IP). A more complete description of each service is available on the Company's website at www.vcgi.com. Additional resources are also being put forth in a sales recruiting effort for the Company's remote banking services. This service is called IP Banker and is provided on a service bureau basis. The Company is actively seeking professional sales representatives across the United States for IP Banker. The Company has thus far identified candidates in Texas, Florida, Kentucky, New Jersey, New York, and Georgia. The Company has also signed two agreements for products to be made available which the Company believes will enhance customer satisfaction and use of its network. These products will be made available through the Company's E-Commerce website at www.eoutletdirect.com which was launched in July. The VidnetPC, a powerful video conferencing PC, is currently available and featured. The technology offers full-motion, 2-way video communications over IP based connections (Internet, Extranet, Intranet) and is compliant with MPEG and streaming video/DVD standards. The second agreement will provide for the sale and distribution of a family of products called Webnote(TM) which is a sub-notebook size device with touch screen, color display and keyboard. The complete unit weighs about 2 lbs. The Webnote(TM) is also equipped with smart card technology to provide additional security which acts as a "web access key" providing a unique identifier. The Company anticipates using this technology to enhance acceptance and use of its employee benefits administration services and other services. The Company also continues to pursue insurance company acquisitions and has added personnel to support such efforts. In connection with its insurance company strategy, the Company has concluded that it will allow future acquired insurance companies to buy the stock of Viking Capital Group, Inc. to the extent allowed under state insurance laws. The Company's revenue generating focus is on IP Banker while asset accumulation strategies continue to focus on insurance company acquisitions. The Company continues to expand its web presence and is initiating marketing efforts of its services, particularly IP Banker.

         In connection with its efforts to attract capital and implement its plan of business, the Company incurred general and administrative expenses of $487,205 and reported net losses of $485,738 for the three month period ended June 30, 1999. Included in the costs and losses is an accrued (unpaid) officer's payroll charge for two quarters equaling $141,500.


Material Changes in Financial Condition, Liquidity and Capital Resources
------------------------------------------------------------------------

         The Company had a cash balance of $5,946 at June 30, 1999. During the second quarter of 1999, the Company raised $191,400 through private sale of stock and exercise of options.

         With the receipt of $191,400 from these sources and expected additional funding , the Company believes it has sufficient funds to continue pursuing its plan of operations for the next twelve months, exclusive of insurance company acquisitions which constitutes the full plan of operations. The Company is currently evaluating various options to raise additional capital, including possible placements of debt and equity for the purpose of insurance company acquisitions. There is no assurance, however, that the Company will be successful in securing additional financing and, therefore, there is no assurance that the Company can implement its full plan of operations. If the Company is successful in implementing its plan of operations, the Company will be required to lease, acquire or construct significant additional facilities and equipment and hire substantial additional employees to carry out such operations.

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



                                                VIKING CAPITAL GROUP, INC.

Dated: August 16,  1999                   By:  \s\  William J. Fossen
                                          --------------------------------------
                                                    William J. Fossen, President


Dated: August 16, 1999                    By:  \s\  Matthew W. Fossen
                                          --------------------------------------
                                                    Matthew W. Fossen
                                                    Chief Financial Officer

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