Form 10QSB
period 1999-09-30
VIKING CAPITAL GROUP INC
filed 1999-11-15
CIK 886093

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the period ended September 30, 1999

                                       OR

[ ] TRANSITION  REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
     EXCHANGE ACT OF 1934

                    For the transition period from ______ to ______

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

         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

As of September 30, 1999, approximately 30,263,055 shares of Common Stock of the issuer were outstanding. As of September 30, 1999, 100,000 shares of Class B Common Stock of the issuer were outstanding.


                           VIKING CAPITAL GROUP, INC.



                                      INDEX


                                                                                             Page
                                                                                             Number
                                                                                             ------

PART I - FINANCIAL INFORMATION

      Item 1. Financial Statements

         Consolidated Balance Sheets - September 30, 1999 and December 31, 1998                3

        Consolidated Statements of Operations - For the three
         months ended September 30, 1999 and 1998, and for the period from inception
        (November 12, 1986) to September 30, 1999                                              5

         Consolidated Statements of Operations - For the nine
         months ended September 30, 1999 and 1998, and for the period from inception
         (November 12, 1986) to September 30, 1999                                             6

         Consolidated  Statements  of Cash  Flows - For the  nine  months  ended
         September 30, 1999 and 1998, and for the period from inception
         (November 12, 1986) to September 30, 1999                                             7

         Notes to Consolidated Condensed Financial Statements                                  9


      Item 2. Management's Discussion and Analysis or Plan of Operations.                     11


PART II - OTHER INFORMATION

      Item 5. Other Information                                                               12
      Item 6.  Exhibits                                                                       13


SIGNATURES                                                                                    14
EXHIBITS                                                                                      15




                           VIKING CAPITAL GROUP, INC.
                        (A Development Stage Enterprise)

                           CONSOLIDATED BALANCE SHEETS



                                     ASSETS
                                     ------
                                                              (Unaudited)

                                                             September 30,   December 31,
                                                                 1999           1998
                                                              ----------      ----------

CURRENT ASSETS

  Cash                                                       $   34,890      $   47,506
  Accounts receivable                                              --             5,193
  Notes and other accounts receivable and accrued interest      153,812          53,695
                                                             ----------      ----------
     Total current assets                                       188,702         106,394
                                                             ----------      ----------

OFFICE FURNITURE, EQUIPMENT, SOFTWARE AND
CAPITALIZED SOFTWARE DEVELOPMENT COSTS                          841,975         708,949

OTHER ASSETS                                                     90,359         114,929
                                                             ----------      ----------

TOTAL ASSETS                                                 $1,121,036      $  930,272
                                                             ==========      ==========

























The accompanying notes are an integral part of these financial statements.



                           VIKING CAPITAL GROUP, INC.
                        (A Development Stage Enterprise)

                           CONSOLIDATED BALANCE SHEETS



                      LIABILITIES AND STOCKHOLDERS' DEFICIT
                      -------------------------------------

                                                                         (Unaudited)

                                                                        September 30,   December 31,
                                                                            1999           1998
                                                                        -------------   ------------


CURRENT LIABILITIES
  Accounts payable and accrued expenses                                 $   339,720    $   456,003
  Accrued officer's payroll                                                 886,463        649,793
  Lease obligation, current portion                                          27,288         39,940
  Note payable and accrued interest                                         218,872        314,249
                                                                        -----------    -----------
     Total current liabilities                                            1,472,343      1,459,985
                                                                        -----------    -----------

LONG-TERM DEBT
  Obligations under capital leases, less current portion                     17,263         26,153
                                                                        -----------    -----------
     Total liabilities                                                    1,489,606      1,486,138
                                                                        -----------    -----------

STOCKHOLDERS' DEFICIT
  Preferred stock $1.00 par value; 50,000,000 shares authorized;
     no shares issued and outstanding                                          --             --
  Common stock $0.001 par value; 150,000,000 shares authorized;
     30,788,680 and 26,357,431 issued and outstanding as of September
     30, 1999 and December 31, 1998, respectively                            30,788         26,357
  Common stock Class B $0.001 par value; 100,000 shares
     authorized and outstanding                                                 100            100
  Paid-in capital                                                         8,843,139      7,170,190
  Deficits accumulated in the development stage                          (8,448,357)    (7,082,244)
                                                                        -----------    -----------
                                                                            425,670        114,403


  Less treasury stock - 525,625 shares at cost                              (41,206)       (41,206)

  Less stock issued for notes receivable                                   (753,034)      (629,063)
                                                                        -----------    -----------

     Total stockholders' deficit                                           (368,570)      (555,866)
                                                                        -----------    -----------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                             $ 1,121,036    $   930,272
                                                                        ===========    ===========















The accompanying notes are an integral part of these financial statements.



                           VIKING CAPITAL GROUP, INC.
                        (A Development Stage Enterprise)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
               Three months ended September 30, 1999 and 1998 and
         Period from November 12, 1986 (inception) to September 30, 1999



                                                   Three months ended                 Period from
                                                      September 30,                November 12, 1986
                                                  1999            1998          to September 30, 1999
                                                  ----           -----          ---------------------

Revenue                                      $       --      $       --            $    441,382
Cost of Revenue                                      --              --                  68,119
                                             ------------    ------------          ------------
Gross Profit                                         --              --                 373,263
                                             ------------    ------------          ------------

Cost and expenses
   Depreciation and amortization                   12,164          10,079               114,024
   General and administrative expenses            383,034         192,928             8,477,651
                                             ------------    ------------          ------------
       Total cost and expenses                    395,198         203,007             8,591,675
                                             ------------    ------------          ------------

   Loss from operations                          (395,198)       (203,007)           (8,218,412)

Other income(expenses)
   Interest income                                 12,903          11,439                83,211
   Interest and penalty expense                    (8,453)        (17,632)             (245,299)
   Other                                           (1,288)           --                 (36,635)
                                             ------------    ------------          ------------
       Total other income(expense)                  3,162          (6,193)             (198,723)
                                             ------------    ------------          ------------

Loss before income taxes                         (392,036)       (209,200)           (8,417,135)

Income tax provision                                 --              --                     (32)
                                             ------------    ------------          ------------

Net loss                                     $   (392,036)   $   (209,200)         $ (8,417,167)
                                             ============    ============          ============

Loss per common share attributable to
   common stockholders
     Basic and Fully Diluted                 $      (.013)   $      (.009)


Weighted average common shares outstanding     30,068,565      23,213,781











   The accompanying notes are an integral part of these financial statements.



                           VIKING CAPITAL GROUP, INC.
                        (A Development Stage Enterprise)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                Nine months ended September 30, 1999 and 1998 and
         Period from November 12, 1986 (inception) to September 30, 1999



                                                   Nine  months ended             Period from
                                                     September 30,              November 12, 1986
                                                1999             1998          to September 30, 1999
                                              --------        ---------        ---------------------
Revenue                                      $       --      $       --           $    441,382
Cost of Revenue                                      --              --                 68,119
                                             ------------    ------------         ------------
Gross Profit                                         --              --                373,263
                                             ------------    ------------         ------------

Cost and expenses
   Depreciation and amortization                   33,955          26,067              114,024
   General and administrative expenses          1,345,686         867,969            8,477,651
                                             ------------    ------------         ------------
       Total cost and expenses                  1,379,641         894,036            8,591,675
                                             ------------    ------------         ------------

   Loss from operations                        (1,379,641)       (894,036)          (8,218,412)

Other income(expenses)
   Interest income                                 36,130          33,416               83,211
   Interest and penalty expense                   (23,227)        (34,572)            (245,299)
   Other                                              625           --                (36,635)
                                             ------------    ------------         ------------
       Total other income(expense)                 13,528         (1,156)            (198,723)
                                             ------------    ------------         ------------

Loss before income taxes                       (1,366,113)       (895,192)          (8,417,135)

Income tax provision                                 --              --                    (32)
                                             ------------    ------------         ------------

Net loss                                     $ (1,366,113)   $   (895,192)        $ (8,417,167)
                                             ============    ============         ============

Loss per common share attributable to
   common stockholders
     Basic and Fully Diluted                 $      (.047)   $      (.039)


Weighted average common shares outstanding     29,014,228      23,213,781














The accompanying notes are an integral part of these financial statements.



                           VIKING CAPITAL GROUP, INC.
                        (A Development Stage Enterprise)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                Nine months ended September 30, 1999 and 1998 and
         Period from November 12, 1986 (inception) to September 30, 1999


                                                               Nine months ended                  Period from
                                                                  September 30,                November 12, 1986
                                                               1999             1998          to September 30, 1999
                                                             --------        ---------        ---------------------

Cash flows from operating activities
   Net loss                                             $   (1,366,113)   $    (895,192)        $   (8,417,167)
   Non-cash charges included in operations
     Allowance for doubtful accounts                                                                    56,000
     Depreciation and amortization                              33,955           26,067                114,024
     Common stock issued for services and interest             274,839          266,493              2,287,526
Common B stock issued for services                                                    -                      -
     Note payable issued for services                                -                -                  6,860
     Common stock issued for services and
       accrued expenses                                              -                -                 30,434
     Provision for doubtful notes receivable                         -                -                 52,754
     Common stock issued for interest payable                        -                -                127,064
     Loss on assets                                                  -                -                 15,000
     Advances to stockholder expensed to consulting                  -                -                 57,706
   Changes in assets and liabilities
     (Increase)Decrease in accounts receivable                   5,193           59,772                    205
     Prepaid expenses                                                -                -                      -
     Accrued interest receivable                               (23,811)         (33,416)               (60,244)
     (Increase) in deposits                                          -            4,601                (31,767)
     (Increase) in other assets                                (14,686)               -                (97,263)
     Accounts payable and accrued expenses                    (116,283)         498,816                390,523
     Accrued payroll and payroll taxes                         254,232           (3,549)               887,405
                                                          ------------     -------------         -------------
       Net cash used for operating activities                 (952,674)         (76,408)            (4,580,940)

Cash flows from investing activities
   Capital expenditures                                       (166,982)        (551,012)              (839,763)
   Loans made                                                  (77,500)          (5,000)              (291,408)
   Loan repayments                                               8,200                -                 20,100
   Other                                                             -                -                (15,050)
                                                          ------------     ------------          --------------
       Net cash used for investing activities                 (236,282)        (556,012)            (1,126,121)

Cash flows from financing activities
   Stock sale expenses                                               -                -                (11,716)
   Proceeds from sale of common stock                        1,119,751          296,699              4,005,995
   Proceeds from notes payable                                  76,800           267467              2,404,771
Principal repayments of notes payable                          (11,322)         (27,535)              (609,519)
   Principal payments on capital lease obligations              (8,889)         (23,495)               (50,427)
   Proceeds from preferred stock sale                                -                -                 20,000
   Repurchase of preferred stock                                     -                -                (11,319)
   Preferred dividends paid                                          -                -                 (5,834)
                                                          ------------     ------------          --------------
       Net cash provided by financing activities             1,176,340          513,136              5,741,951

Increase (decrease) in cash                                    (12,616)        (119,284)                34,890


                                  - continued -

The accompanying notes are an integral part of these financial statements.




                           VIKING CAPITAL GROUP, INC.
                        (A Development Stage Enterprise)

                CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued
                                   (Unaudited)
                                             Nine  months  ended  September  30,
                                  1999 and 1998 and  Period  from  November  12,
                                  1986 (inception) to September 30, 1999


                                                               Nine months ended                  Period from
                                                                   September 30,                November 12, 1986
                                                               1999             1998          to September 30, 1999
                                                             --------        ---------        ---------------------

Cash at beginning of period                                     47,506          123,454                      -
                                                          ------------     ------------          -------------
Cash at end of period                                   $       34,890    $       4,170         $       34,890
                                                         =============     ============          =============

Cash flow information:
   Interest paid                                           $    23,227      $         -            $   116,292
   Income taxes paid                                       $         -      $         -            $        32

Non-cash investing activities:
   Repayment of note receivable - non cash method          $         -      $         -            $    21,000
   Common stock issued for:
     Acquisition of Triple A                               $         -      $         -            $         -
     Acquisition of NIAI                                   $         -      $         -            $    10,000
     Acquisition of VISI                                   $         -      $         -            $       434
     Oil lease                                             $         -      $         -            $    40,000

Non-cash financing activities:
   Preferred stock issued for:
     Note payable-related party                            $         -      $         -            $    60,000
     Accrued interest-related party                        $         -      $         -            $     4,500
     Accrued expenses-related party                        $         -      $         -            $    25,500

Common stock issued for:
   Services and fees                                       $   259,365      $   242,337            $ 2,133,738
   Repayment of notes payable                              $   158,818      $   247,500            $ 1,398,235
   Payment of interest                                     $    12,474      $    24,156            $   139,539
   Payment of accounts payable and exp reimbursement       $         -      $         -            $    15,000
   Conversion of preferred stock                           $         -      $         -            $   100,000
   Payment of preferred stock dividend                     $         -      $         -            $    25,556
   Notes Receivable                                        $   123,972      $    74,134            $   753,034
   Equipment                                               $         -      $    25,000            $    25,000

Note payable issued for services                           $         -      $         -            $     6,860
Assignment of oil lease in payment of note payable         $         -      $         -            $    40,000

Common stock acquired for conversion of
   note receivable                                         $         -      $         -            $     6,406

Common stock canceled for conversion of
   note receivable                                         $         -      $         -            $     5,600

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


2.   SOFTWARE DEVELOPMENT COSTS

Beginning in January of 1998, the Company has been building a technical robust architecture capable of supporting the Company's long term strategic initiatives of creating an interactive enterprise insurance and retirement services website. The Company has capitalized such costs as software development costs. Total costs incurred to date is $763,019; of which, $696,252 is paid. This includes capitalized costs in the third quarter of $96,252.

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

                           VIKING CAPITAL GROUP, INC.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)




3.   RELATED PARTY TRANSACTIONS

During the quarter, a promissory note for $1,300.00 was entered into with a related party. The note originated on 8/16/99 and carries an interest rate of 12%.


4.   OPTIONS ISSUED

During the current quarter, the Company granted 8,442,400 options exercisable at rates from $0.50 to $1.00 per share with one to five year terms. One year options for 8,400 shares were granted at $0.50 per share for conversion of promissory notes. A five year employee stock option was granted for 180,000 shares, exercisable 25% per year at $1.00 per share, and was subsequently canceled after resignation of the employee. Other five year employee options were granted totaling 624,000 shares exercisable at 25% per year at $1.00 per share. A five year, five million share option at $0.75 per share was granted to William J. Fossen, Chairman, President and CEO of the Company. A five year, one million share option at $1.00 was granted to Matthew W. Fossen, Secretary, Treasurer, and CFO of the Company. Five year options at $1.00 per share were also granted to members of the Board of Directors totaling 1,630,000 shares including 500,000 share options to the President and 100,000 share options to the CFO.

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


6.   EVENTS SUBSEQUENT TO SEPTEMBER 30, 1999

Subsequent to September 30, 1999, 406,000 one year options at $0.30 per share were granted and 200,000 one year options at $0.50 per share were granted. The Company also issued 721,661 common shares for services, 61,600 common shares for conversion of promissory note, and 182,000 common shares for cash.

Item 2. Management's Discussion and Analysis or Plan of Operations.

Material Changes in Results of Operations

         During the three and nine month period ended September 30, 1999, the Company continued in its efforts to secure capital and implement its proposed plan of business. In the course of its efforts to fulfill its strategic plan of operation it continued to expand upon its alliances and continued to improve upon its systems. The purpose of these systems is to support the Company's long term strategic initiative of creating an internet based financial portal with systems capable of supporting the needs of full life insurance administration and data processing(Universal IP), remote banking(IP Banker), facilitate securities trading via the internet(IP Trader), HR/Employee benefits data processing(Benefits IP), and large marketing organizations data communications (IP Marketer). A more complete description of each service is available on the Company's website at www.vcgi.com. Additional resources are also being put forth in a marketing and sales recruiting effort for the Company's remote banking services. This service is called IP Banker and is provided on a service bureau basis. The Company is actively seeking professional sales representatives across the United States for IP Banker. The Company has thus far identified and enlisted sales representatives and as of the date of this report, are conducting presentations to potential clients generated from earlier lead generating activities. The Company has also signed two agreements for products to be made available which the Company believes will enhance customer satisfaction and use of its network. These products will be made available through the Company's E-Commerce website at www.eoutletdirect.com which was launched in July. The VidnetPC, a powerful video conferencing PC, is currently available and featured. The technology offers full-motion, 2-way video communications over IP based connections (Internet, Extranet, Intranet) and is compliant with MPEG and streaming video/DVD standards. The second agreement will provide for the sale and distribution of a family of products called Webnote(TM) which is a sub-notebook size device with touch screen, color display and keyboard. The complete unit weighs about 2 lbs. The Webnote(TM) is also equipped with smart card technology to provide additional security which acts as a "web access key" providing a unique identifier. The Company anticipates using this technology to enhance acceptance and use of its employee benefits administration services and other services. The Company also continues to pursue insurance company acquisitions. In connection with its insurance company strategy, the Company has concluded that it will allow future acquired insurance companies to buy the stock of Viking Capital Group, Inc. to the extent allowed under state insurance laws. The Company's revenue generating focus is on IP Banker while asset accumulation strategies continue to focus on insurance company acquisitions. The Company continues to expand its web presence and is initiating marketing efforts of its services, particularly IP Banker.

        In connection with its efforts to attract capital and implement its plan of business, the Company incurred general and administrative expenses of $395,198 and reported net losses of $392,037 for the three month period ended September 30, 1999. Included in the costs and losses is an accrued (unpaid) officer's payroll charge of $110,000.

Material Changes in Financial Condition, Liquidity and Capital Resources

         The Company had a cash balance of $34,890 at September 30, 1999. During the third quarter of 1999, the Company raised $293,690 through private sale of stock, exercise of options, and promissory notes.

         With the receipt of $293,690 from these sources and expected additional funding , the Company believes it has sufficient funds to continue pursuing its plan of operations for the next twelve months, exclusive of insurance company acquisitions which constitutes the full plan of operations. The Company is currently evaluating various options to raise additional capital, including possible placements of debt and equity for the purpose of insurance company acquisitions. There is no assurance, however, that the Company will be successful in securing additional financing and, therefore, there is no assurance that the Company can implement its full plan of operations. If the Company is successful in implementing its plan of operations, the Company will be required to lease, acquire or construct significant additional facilities and equipment and hire substantial additional employees to carry out such operations.

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



                                                   VIKING CAPITAL GROUP, INC.

Dated: November 15,  1999                     By:  /s/ William J. Fossen
                                              ----------------------------------
                                                   William J. Fossen, President


Dated: November 15, 1999                       By:  /s/ Matthew W. Fossen
                                               -------------------------------
                                                    Matthew W. Fossen
                                                    Chief Financial Officer