Form 10KSB
period 1999-12-31
VIKING CAPITAL GROUP INC
filed 2000-03-30
CIK 886093

SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.20549
                                   FORM 10-KSB
(Mark One)
[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934 (Fee Required)

                   For the Fiscal Year Ended December 31, 1999

[ ]      TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)

                   For the transition period from_______to_______.


                         Commission File Number 0-22744

                           VIKING CAPITAL GROUP, INC.
                 ----------------------------------------------
                 (Name of small business issuer in its charter)

           Utah                                                87-0442090
-----------------------------                            -----------------------
(State or other jurisdiction                             (I.R.S. Employer
 of incorporation)                                        Identification Number)


      Two Lincoln Centre, Suite 300, 5420 LBJ Freeway, Dallas, Texas 75240
      --------------------------------------------------------------------
              (Address of Principal Executive Offices) ( Zip Code)

Registrant's Telephone Number, Include Area Code: (972) 386-9996
Securities Registered Pursuant to section 12(b) of the Exchange Act:

     Title of Each Class               Name of Each Exchange on Which Registered
     -------------------               ----------------------------------------
            None                                          None

Securities Registered Pursuant to Section 12(g) of the Exchange Act:

                          Common Stock, $.001 par value
                          -----------------------------
                                (Title of Class)

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past twelve(12)months (or for such shorter period that the registrant was required to file such reports);and(2)has been subject to such filing requirements for the past ninety
(90) days.  Yes  X  No
                ---

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

     The   aggregate   market   value  of  the  voting   common  stock  held  by
non-affiliates, computed using the average bid and asked price at March 15 , 2000, was approximately $ 10,400,427.

     As of March 15, 2000,  there were 32,722,439  shares of Common Stock (Class
A) and 100,000 shares of Class B Common Stock of the issuer outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

     The following document is incorporated  herein by reference in Item 10 Part
III:

     Adoption of an Employee Stock Option Plan as described and incorporated into the Proxy Statement on the annual statement for fiscal year ended December 31, 1995.

                                TABLE OF CONTENTS


                                                                            Page
                                                                            ----
PART I
          Item 1.  Description of Business..................................  3
          Item 2.  Description of Properties................................ 11
          Item 3.  Legal Proceedings........................................ 11
          Item 4.  Submission of Matters to a Vote of Security Holders...... 11

PART II
          Item 5.  Market for Common Equity and Related Stockholder Matters. 11
          Item 6.  Management's Discussion and Analysis..................... 13
          Item 7.  Financial Statements..................................... 15
          Item 8.  Changes in and Disagreements with Accountants on
                   Accounting and Financial Disclosure...................... 15

PART III
          Item 9.  Directors, Executive Officers, Promoters and Control
                   Persons Compliance with Section 16(a)of the Exchange Act. 15
          Item 10. Executive Compensation................................... 17
          Item 11. Security Ownership of Certain Beneficial Owners
                        and Management...................................... 20
          Item 12. Certain Relationships and Related Transactions........... 21
          Item 13. Exhibits and Reports on Form 8-K......................... 21
Signatures.................................................................. 22
Exhibit Index............................................................... 23

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

     As of December 31, 1999 the Company's activities include: (1) development of private and institutional investors for various acquisitions, specifically, the purchase of insurance companies, and funding of operations (2) solicitation of various state and local governmental authorities for an economic incentive package with value between $20M to $30M to locate our Insurance Administration business in their state or local area, (3) implementation of the plan described below to become a provider of specialized administration and data processing services for insurance companies and banks. The Company, in pursuing these plans, purchased NIAI Insurance Administrators, Inc. and Triple A Annuity Marketing, Inc. in 1997. The Triple A Annuity Marketing, Inc. purchase was rescinded in 1998 according to the terms of the agreement if certain conditions were not met within one year. Relations with Triple A are favorable. During 1998 the Company concluded the negotiations of a Strategic Relationship with Transaction Information Systems, Inc. (TIS) and IXNet both of New York. The agreement with TIS was signed in early 1998 for the building of a technical robust architecture capable of supporting the Company's long term strategic initiatives of creating an interactive insurance, investment and retirement services web site. The IXNet Joint Network Services Agreement was concluded in June 1998 to create a high performance private ATM (asynchronous transfer mode) network on which Viking will provide its services. This network has been named the Viking Capital Financial Network.

     The Company also announced in January 1999 a strategic alliance with Pearse EFT, Inc.. The agreement allows Viking to offer Pearse's remote banking software application as a service on the Viking Capital Financial Network for banks wishing to provide their customers with remote or virtual banking services.

     An agreement announced in March of 1999 gives Viking the right to sell very affordable video conferencing technology from MaxPC Technologies, Inc. of Dallas, TX.

     In November of 1999, the Company formed a Strategic Business Relationship with VisualSoft, Inc. VisualSoft is a software solutions and consulting services provider, offering solutions in client/server systems , ERP (Peoplesoft, SAP), relational databases, custom software and product development, training and education, Internet services and products , and reengineering and migration services. VisualSoft has offices in New York and Chicago, as well as state-of-the-art development facilities in Hyderabad, India. Training and education are provided at the Dallas facility for both clients and VisualSoft professionals. The agreement provides VSI with computer programming and systems integration resources needed to connect banks to their customers via the Internet using VSI's IP Banker service bureau and the Viking Capital Financial Network (VCFN). It also provides Viking with computer and technology skill sets at its disposal for other activities as Viking deems necessary.


Description of Business

     Plan of Operation. The Company is a development stage company which has developed a comprehensive multi-step plan to (1) become an application service provider (ASP) for banks, insurance companies and brokerages and specialized administration services for insurance companies and (2) acquire a base of insurance managed assets under the Company's management. The Company's primary objective is to provide quality fee based administration, data processing, product development and management consulting services to businesses, particularly banks and insurance companies, and to build its own insurance managed assets via acquisitions and reinsurance purchases to a total of $1.5 billion of insurance managed assets. The Company's financial methodology is to generate profits from its fee based services described above, equal to or in excess of the cost of managing its own proposed to be purchased insurance company assets and policy holders. This methodology is expected to allow the Company to achieve a higher margin of profitability than its competitors and allow shareholder equity to grow as the managed asset base grows. Management expects the Company's proposed services will permit financial services companies, particularly small to medium sized insurance companies, banks and investment banks, to expand their sources of revenues while minimizing costs. Such proposed services are described more fully below. Implementation of the Company's plan of operations is expected to be carried out through one or more strategic acquisitions of, or combinations with, operating companies. While the Company has not purchased an insurance company yet, it has started operations in corporate relations services, via Viking Capital Financial Services, Inc., insurance marketing services, via Viking Insurance Services, Inc., data processing services, via Viking Systems, Inc., administration services, via Viking Administrators, Inc. and the purchase of NIAI Insurance Administrators, Inc. There is no assurance that the Company can successfully continue to fund the start-up of Viking Capital Financial Services, Inc., Viking Insurance Services, Inc., Viking Systems, Inc., Viking Administrators, Inc. and other purchased operations or that such other operations can be integrated and carried out on a profitable basis. Some of the risks that could cause actual results, performance, or achievement, to differ materially from those described or implied in forward-looking statements are general economic conditions, competition, potential technology changes, changes in or the lack of anticipated changes in the regulatory environment in various countries, the ability to secure partnership, joint-venture, or strategic relationships with other entities, the ability to raise additional capital to finance expansion, and the risks inherent in new product and service introductions and the entry into new geographic markets.

     While the Company presently has no known, specific source of funds to implement its total plan of operations, the Company intends to pursue its plan of operations through mergers, exchanges of stock for assets or stock, the issuance of debt and/ or the private placement or public offering of stock for cash. The Company believes that its status as a reporting company under the Securities Exchange Act of 1934, the trading of its common stock on the over the counter electronic bulletin board (symbol VGCP) and the stature and industry contacts of Chairman, William J. Fossen, will make it more attractive to potential merger or acquisition candidates and will enhance the Company's ability to raise capital through the placement of its debt and/or equity securities. No binding agreements, or agreements in principal, to raise capital for the Company or invest in the Company for the purchase of insurance companies existed as of December 31, 1999, and, therefore, there can be no assurance that the Company will be successful in obtaining the financing necessary to implement its full plan of operations.


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

     Benefits IP: This is a data processing system for Human Resources and Employee Benefit Plans of all kinds. Once the Company acquires an insurance company we will also offer these customers the ability to outsource part or all of their employee benefit plan administration to Viking Administrators, Inc.
(VAI). Thirdly, we will ultimately offer customers the ability to purchase specially designed insurance products manufactured at our own life company or those of other carriers via Viking Insurance Services, Inc.(VISI). The Company bids on these accounts and they vary in amounts depending on the size and locations of all of their operations as well as the extent of their needs and desires for the latest technology. We require a minimum of a three year contract for this data processing link.

     Universal IP: With this product the Company expects to be able to offer A to Z life insurance company administration as well as just data processing service bureau (application service provider). This is a key service for new players in the insurance industry. We bid on each account same as for Benefits IP. We require contracts for a minimum of seven to ten years depending upon the extent of the customer's demands. Pricing is on a bid basis though the Company does not seem to have any competitors as of this writing.

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

     Viking Systems Insurance Service Bureau: This service is identical in its set up as above for banks. This allows smaller insurance companies or those wishing to provide insurance products of their own but not wishing to perform the back room administration functions of their own insurance company. This bureau gives the new player to insurance (such as banks and investment bankers) the ability to instantly be in the business without having to set up the entire back room operations of an insurance company. Corporate customers, such as banks, will be able to offer these products and services for their depositors via what will be named Viking Capital Life Insurance Company (VCLIC) once Viking has purchased its own insurance company. Some banks will want their own life company now that the the 1933 Glass-Steagall law has been revised. We require a minimum of seven to ten year contract. Pricing is on a bid basis.

     The Company will charge a fee for each service which is determined by the number of depositors, participants or policyholders. The Company will also receive a transaction fee from vendors to whom the Company links to the Company's Corporate Customers.

     The Company has had a demand for certain other unrelated products (as compared to electronic services) in technology and consumer products. Therein, the Company will make available a video conferencing PC built around the capabilities of the MAXpc video conferencing card. Customers are able to purchase this technology on our e-commerce website at www.eoutletdirect.com. The product was chosen because of our original research into the use of enabling technology for enhancing our Corporate Customer Services listed above. The Company needed an inexpensive video conferencing solution that would allow its employee benefit plan customers the ability to link their worldwide employees via video to their human resource service center, saving them personnel at all of their locations. The Company chose this technology to fulfill that ability. While our focus is on our corporate customers, the general public will be able to purchase this item as well.

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


Data Processing Company (Viking Systems, Inc.):

     VSI offers linkage to its data processing capabilities via the Viking Capital Financial Network (VCFN) which will allow users to process employee benefit plans (Benefits IP), Remote Banking (IP Bankers), process entire insurance company operations (Universal IP) and link with existing securities firms (IP Trader) via the Internet. Once VSI has successfully offered these services in conjunction with the Company's other subsidiaries to all types of Corporate employee benefit plans nationwide, other insurance companies, banks and large direct marketing organizations, VSI will then offer these services to existing corporate customers of iXnet.

     In November of 1999, the Company formed a Strategic Business Relationship with VisualSoft, Inc.. VisualSoft is a software solutions and consulting services provider, offering solutions in client/server systems , ERP
(Peoplesoft, SAP), relational databases, custom software and product development, training and education, Internet services and products , and reengineering and migration services. VisualSoft has offices in New York and Chicago, as well as state-of-the-art development facilities in Hyderabad, India. Training and education are provided at the Dallas facility for both clients and VisualSoft professionals.

     The Company will leverage these strategic relationships to service all of its data processing, integration, and MIS needs for internal and external customers. The robust, technical, architecture developed by Viking Systems can drive relevant information to consumers about their coverage. VisualSoft will be contracted for all the Company's integration of purchased insurance companies, books of business purchased and unrelated customer insurance companies and Employee Benefit Plans. VisualSoft will handle all installations, all MIS personnel training, servicing of the systems and technology advances for Viking customers. Viking Systems, Inc. is currently located at the same site as the Company headquarters.

     Savings and efficiencies are believed possible in numerous client industries, particularly for holding companies in the insurance, banking and financial services industries, where multiple entities, each having its own data processing system, are brought together under a single data processing center via outsourcing to the Company's subsidiary, Viking Systems, Inc.

     In June of 1998 the Company also formed a Strategic Joint Venture with IXNet of NY. IXNet will provide the Company with all the transportation of its data systems between Viking and the corporate customer for data processing and administration contracts. This world wide telecommunication network (The Viking Capital Financial Network-VCFN) will also allow Viking Systems the ability to push such data out via the Internet, so that individual account holders can access their own accounts via the Internet for their personal employee benefit plan, banking, insurance and securities accounts. Subsequent to 12/31/99, iXnet and its parent IPC were purchased by Global Crossing.


Insurance Administration Services (Viking Administrators, Inc.)

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

Proposed Acquisition of an Insurance Company (to be named Viking Capital Life Insurance Company):

     The Company is proposing to purchase four to six life insurance companies initially to reach its immediate goal of $1.5 billion in managed insurance assets. Two such companies have been targeted for purchase immediately upon completion of the acquisition financing (phase III). Once purchased, each life company will be merged into the life company with the most licenses. The Company's own life insurance company, in addition to facilitating uniform compliance with required administrator license requirements, will serve as a warehouse or structure within which the Company intends to acquire insurance policies, with a goal of accumulating a managed asset base of $1.5 billion. The Company intends to acquire blocks of insurance utilizing three methods: (1) reinsuring a portion of the Company's client insurance companies' insurance sales for whom the Company is performing data processing and administration services; (2) purchasing blocks of business (a block or book of business is generally described as a number of insurance policies of the same type or plan), including the required accumulated reserves, typically comprised of securities and some mortgages and real estate, referred to as "managed assets"; and (3) purchasing entire insurance companies so as to take over all of the desired blocks of business in the targeted insurance company. All purchased blocks or books of business will be integrated into the Company's data processing and administration centers by Viking Systems, Inc. and Transaction Information Systems, Inc., giving each purchase the immediate benefit of economy of size. Further economy of size is achieved by the unrelated third party insurance companies' outsourcing to the Company's subsidiaries.

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

     The purchase of the targeted life insurance company will finalize the licensing requirements for all activities planned. Thereafter, the Company will make six insurance company acquisitions. Each acquisition will average $250,000,000 of managed assets with approximately $45,000,000 of premium income. Therein, achieving the Company's immediate goal of $1.5 billion in managed assets.

Proposed Additional Services:

     The final phase of the Company's proposed plan of operations involves the application of the Company's expected data processing, administration and insurance expertise and capabilities to permit financial services companies, particularly insurance related operations, to offer broad based financial products on an efficient low cost basis. Such steps may involve the acquisition and/or development of additional data processing and software development companies and alliances with (and/or) the formation or acquisition of an investment banking/securities broker/dealer firm(s). Management believes that the implementation of the first two stages of its plan of operations and the establishment of, or strategic alliances with a broker/dealer firm(s) will permit the Company to offer insurance, securities and other financial products from broker/dealer firms to or through its existing client base. Management believes that the Company's ability to offer products from broker/dealer firms, along with its proposed supporting data processing and its administrative expertise, will be particularly attractive to small and medium sized banks which are trying to retain payroll and other corporate accounts. As the banking industry continues to expand into the sale of virtually all financial products, the use of the Company's products and systems is expected to permit banks to tailor financial products to their customers' needs. Thus, enabling smaller banks to retain accounts without incurring the cost of developing the requisite expertise and systems internally. The Company, upon the purchase of the targeted life insurance company and with the completion of API's to a life system connecting our robust technical architecture, called the VS Integrator, the IP Banker and Benefits IP, now allows the company to implement the remainder of its plan of operation. All of these products and services will reside at VSI's "NY Server Farm" and are to be distributed on VCFN. Subject to the receipt of the necessary funding to carry out its plan of operations, the Company intends to issue a private placement of its common or preferred stock, carry out the acquisition of four to six insurance companies and to carry out the balance of its plan of operation. The above will be expedited upon completion of the Company's capitalization.

     Market and Competition. The Company is presently aware of no other company providing or planning to provide services of the nature and scope proposed to be offered by the Company in the medium to small bank and insurance company market. Management expects that other companies will attempt to duplicate the Company's proposed services.

     Employees. At December 31, 1999, the Company had six employees and approximately 1,400 employees available via its strategic partners, VisualSoft, ixNet, TIS, and Pearse EFT. The Company's relations with its employees and strategic partners are favorable.

ITEM 2.  DESCRIPTION OF PROPERTIES

     The Company's executive offices are located in 15,189 square feet of office space at Two Lincoln Centre, 5420 LBJ Freeway, Suite 300, Dallas, Texas 75240 at the base rate of $21,518 per month for a period of sixty (60) months through 6/31/2001. Approximately 5,000 square feet are subleased to independent third parties pursuant to written lease agreements providing for monthly lease payments of $8,651 plus/minus adjustments. Either party may cancel the sublease with 60 days notice to the other party. Neither party intends to give such notice at the time of this report. The Company's present facilities are believed to be adequate to support its present holding company operations for the remainder of the lease. Upon purchase of its planned insurance company acquisitions, the Company has determined that it will require approximately 300,000 additional square feet.


ITEM 3.  LEGAL PROCEEDINGS

     The Company is not involved in any significant threatened, pending or ongoing litigation to the best knowledge of management.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during the fourth quarter of 1999.


                                     PART II


ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market

     The Company's common stock began trading in the over the counter (OTC) market January 20, 1995 and trades on the OTC market currently. The Company's trading symbol is "VGCP". The volume in the trading averages approximately 48,434 shares a day during 1999. As of 12/31/99 the stock was quoted at $0.25 ask and $0.24 bid. There is a total of approximately 31,503,567 common shares outstanding of which approximately 11,342,425 are free trading shares as of 12/31/99.

     At December 31, 1999 the Company had 100,000 shares of Class B common stock authorized and outstanding. All 100,000 shares were issued to William J. Fossen, Chairman, President and CEO of the Company. The Class B common shares can elect a majority of the board of directors.

     The following table sets forth the approximate low and high bid prices for each quarter of the last two years for shares traded in the over the counter market. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. Source:
NASDAQ Trading and Market Services

           Bid           Bid                       Bid           Bid
QTR        Low           High           QTR        Low           High
----       -------       --------       ----       -------       -------
1Q98       $0.4375       $1.28125       1Q99       $0.45         $1.1563
2Q98       $0.375        $0.5           2Q99       $0.4375       $0.75
3Q98       $0.125        $0.5           3Q99       $0.42         $0.8875
4Q98       $0.11         $1.09375       4Q99       $0.21         $0.42

     At December 31, 1999, the Company had outstanding options of approximately 12,925,826 shares of which approximately 10,528,008 are currently exercisable for the purchase of common restricted stock.

     Of the 31,503,567 shares of common stock outstanding at December 31, 1999, approximately 20,161,142 shares are "restricted stock" as defined by Rule 144. At December 31, 1999, approximately 15,281,689 shares of the restricted common stock were eligible for resale pursuant to Rule 144.

     Prior to December 31, 1999, the Company had outstanding certain note agreements. All these note holders were offered a one time opportunity to convert their notes and purchase a like amount of additional common shares by October 1, 1995 for a conversion price of $1.10 per share. At 12/31/98 all these note holders had converted or were repaid. Total conversion and purchase rights were 230,182 common restricted shares. The shares are required to be registered for resale (registration rights) when and if the Company ever filed for any registration of any of its authorized but unissued common shares.

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

     As of December 31, 1999, the Company had $131,800 of convertible notes outstanding that had the option to convert to 527,200 common restricted shares; $5,000 convertible notes outstanding that had the option to convert to 16,667 common restricted shares; $5,000 convertible notes outstanding that had the option to convert to 13,158 common restricted shares and $38,500 convertible notes outstanding that had the option to convert to 77,000 common restricted shares. If converted, $36,800 of these notes carry an additional option to purchase the same number of common shares which the holder was originally entitled to receive if the notes were converted to equity. An additional $138,500 carry an option to purchase one-half of the number of common shares which the holder was originally entitled to receive if the notes were converted to equity. The option price is the same as the conversion rate except for $116,800 convertible notes payable with a conversion rate of $0.25 per share and an option rate of $0.50 per share. All options, if the notes are converted, are exercisable for a period of one year from conversion.

     During and after the fourth quarter of 1999, the Company sold common restricted shares (Class A Common) in a private placement under exemption from registration under the Securities Act pursuant to Section 4(2) and Regulation D, Rule 506. Sales have been made to accredited investors only. On November 2, 1999 the first sale of this private placement offering of up to $500,000 was consummated. As of 3/28/00, $478,000 of this private placement have been sold representing 1,593,333 common restricted shares and options to purchase an additional 796,667 common restricted shares at 1.5 times the original price paid for the common restricted shares.


Holders

     At December 31, 1999, there were approximately 1,189 holders of record of the common stock of the Company excluding share owners who hold stock in brokerage houses nation wide in "street name".


Dividends

     The Company has paid no cash dividends to any common equity holders to date and does not expect to pay any dividends in the foreseeable future. Payment of dividends on the Company's common stock is subject to the payment of all accumulated dividends payable to holders of the Company's outstanding preferred stock, if any. The Company had no preferred stock outstanding as of 12/31/99. Other than the foregoing, there are no restrictions, nor are there likely to be in the future, that limit the ability of the Company to pay dividends on its common stock.


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     The Company's plan of operations is also described more fully in Item 1. Business, above. The Company has been engaged in preparing the necessary business alliances and relationships to fulfill its full plan of operations including both growth through acquisitions of insurance companies and growth through building of technology based revenue streams through non-acquisition methods. The company's plan for non-acquisition revenue growth has focused on its business model of being an application service provider (ASP), formerly referred to as a "service bureau environment", in fee and transaction fee generating areas. These areas consist of internet based banking(IP Banker) , securities trading (IP Trader), human resource/benefit plan information (Benefits IP), life insurance information relevant to policyholders and agents (Universal IP) and direct marketing organizations (IP Marketer).

     To this end, the Company has developed software capabilities encompassing various aspects of each of these functions and is currently focused on pursuing bank clients. Sales efforts are lead by a developing national sales force that requires additional funding to compete effectively. The Company has also developed strategic partners to handle secure communications and bandwidth needs, implementation requirements, and ongoing maintenance, upgrade and training needs. The Company's marketing niche is small to medium sized banks, credit unions, S&L's etc. focusing on their desire to retain their current customer base and enhance fee income in the face of sweeping regulatory changes and increased services based competition primarily from larger institutions. Each service provided by or proposed to be provided by the Company to a bank is added to the basic on-line banking service and marketed through/with our bank client. Our business model generates additional fee income for our clients by sharing fee income generated through the bank depositors' use of different services. The business model has been well received in the marketplace and the Company intends to continue to pursue these customers.

     The company has, however, encountered difficulty in two areas both centering on cash. The first area is that insurance company targets have almost exclusively desired a cash purchase and the Company has not been able to move fast enough before a competitor buys our target. The second area is that without a larger cash balance, bank customers are not eager to sign contracts for reasons of stability. While a lack of cash has hindered the company's progress, management does not believe that it will ultimately prevent the Company from moving forward as described below.

     In the course of the past few months, management has reviewed several options for the Company which includes acquisitions of revenue producing technology companies that fit or compliment our business model. Management believes, based upon discussions with potential targets, that a stock acquisition of another company that is currently producing revenue is viable. Technology companies are far more desirous of public company status and are therefore more accepting of a non-cash transaction. This method of growth is acceptable to Viking management. The Company is currently pursuing such acquisitions.

     The Company is and intends to continue to pursue its business plan in other areas. On the insurance acquisition front, the Company continues to be solicited, and continues to entertain such solicitations, by various state and local government entities to place future acquired insurance company administrative operations in their state or local area. The Company is seeking economic incentive packages in the $20 to $30 million range in incentives and grants from such entities. It is anticipated that this administrative business will employ between 1,200 and 1,450 people. The Company has also been solicited by various money managers to manage our future insurance company portfolios. The Company has currently required that soliciting money managers must also be willing to take an equity position in the Company. Such discussions are ongoing. If the Company is successful in implementing its plan of operations, the Company will be required to lease, acquire, or construct significant additional facilities and equipment and hire substantial additional employees to carry out such operations.

     For the fiscal year ended December 31, 1999 and 1998, net losses were $1,980,074 and $1,540,614 respectively. The increased loss is due primarily to increased personnel costs associated with Viking Systems relating to IP Banker and Benefits IP.

     At December 31, 1999, the Company had cash on hand of $8,434, current assets of $99,075 including cash and $14,024 in accounts receivable, total assets of $1,012,694 and liabilities totaling $718,510 excluding accrued officer's salary of $921,422. After December 31, 1999 the Company received additional cash in the amount of $362,250 via private sale of restricted common stock. Also subsequent to December 31, 1999, $104,441 of current liabilities were paid with common stock and a $20,000.00 promissory note payable was paid in full with a $20,000 promissory note receivable. The Company anticipates that the funds on hand will not sustain current operations beyond the first six months and are not sufficient to implement any of the Company's full plan of operations. Accordingly, in order to sustain operations past such period and to implement the Company's full plan of operations, the Company must secure additional funds.

ITEM 7.  FINANCIAL STATEMENTS

The "F series" pages follow page 22 and begin with "F-1"
                                                                            Page
                                                                            ----
Report of Independent Certified Public Accountants..........................F-3
Consolidated Balance Sheets as of December 31, 1999, and 1998...............F-4
Consolidated Statements of Operations for the years ended December 31,
 1999, 1998 and for the period from inception (November 12, 1986) to
 December 31, 1999..........................................................F-6
Consolidated Statements of Stockholders' Deficit for the years ended
 December 31, 1999, and 1998 and for the period from inception
(November 12, 1986) to December 31,1999.....................................F-7
Consolidated Statements of Cash Flows for the years ended December 31,
 1999, 1998, and for the period from inception (November 12, 1986) to
 December 31, 1999..........................................................F-11
Notes to Consolidated Financial Statements .................................F-14


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


                                    PART III


ITEM 9.  DIRECTORS,  EXECUTIVE  OFFICERS,   PROMOTERS   AND   CONTROL   PERSONS;
         COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Information Regarding Present Directors and Executive Officers

     The following table sets forth certain information concerning the Company's current directors and executive officers:

                          Age           Title
                          ---           -----
William J. Fossen          61           Chairman of the Board, President and CEO
Matthew W. Fossen          34           Director, CFO, Secretary, Treasurer
Mary M. Pohlmeier          51           Director
Robin M. Sandifer          62           Director

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

     Matthew W. Fossen has served as a director, CFO, secretary and treasurer since November 1997. Mr. Fossen has experience in the life and health insurance industry and financial reporting systems. His insurance experience includes home office operations such as new policy development, agent licensing and contracting and premium accounting in addition to field sales experience. His financial reporting systems experience was gained at Texas Instruments from 1991 to 1996. At Texas Instruments he developed specialized reporting systems for special needs ranging from inventory analysis to multiple country sales while living in TI locations around the world including Tokyo, Nice, Dallas, and Austin. Fossen holds a BBA from The University of Texas, Austin and an MBA from The University of North Texas where he was named outstanding MBA candidate in finance, in addition to receiving the Financial Executive Institute award.

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

Compliance With Section 16(a) Of The Exchange Act
     Not Applicable



ITEM 10. EXECUTIVE COMPENSATION

Summary Compensation Table

     The following table sets forth information concerning cash and non-cash compensation paid or accrued by the Company and its subsidiaries to or on behalf of the Company's Chief Executive Officer, William J. Fossen, and the named officer during the three years ended December 31, 1999. No other executive officer of the Company received, or had accrued on his or her behalf, total compensation exceeding $100,000 during such periods.


                                       Annual Compensation   Long-term Compensation
                                       -------------------   ---------------------------------
                                                             Securities
Name and Principal         Fiscal                            Underlying           All Other
Position                   Year         Salary      Bonus    Options Granted      Compensation
-----------------------    -----       -----------  -----   ---------------      ------------
                                          ($)         ($)       (#)                  ($)

William J. Fossen          (1)1999     $148,732(2)  $ -0-    5,500,000(3)         $    -0-
President and Chief        (1)1998     $ 28,308(2)  $ -0-          -0-            $    -0-
Executive Officer          (1)1997     $ 29,536(2)  $ -0-          -0-            $ 37,150(4)

Matthew W. Fossen          (5)1999     $ 50,041(6)  $ -0-    1,100,000(8)         $    -0-
Secretary, Treasurer       (5)1998     $ 35,863(6)  $ -0-          -0-            $    -0-
Chief Financial Officer    (5)1997     $    -0-(7)  $ -0-      400,000(9)         $ 30,000(10)


(1) The aggregate cash remuneration to William Fossen, president, CEO & chairman, during 1997, 1998, and 1999 was $29,536, $28,308 and $148,732
     respectively
(2) The amounts above exclude accrued salaries at December 31, 1999 not paid of approximately $718,463.
(3) These option shares consist of 5,000,000 shares granted in a five year option exercisable at $0.75 per share expiring in July 2004 and a 500,000 share option granted in a five year option exercisable at $1.00 per share expiring in September 2004. The 500,000 share option was granted to Mr. Fossen in his capacity as a board member. All options listed are exercisable and constitute Mr. Fossen's entire option holdings.
(4) A one-time non service related payment during 1997 consisting of 185,750 restricted shares valued at $37,150.
(5) The aggregate cash remuneration to Matthew Fossen, secretary, treasurer, CFO and board member, during 1997, 1998, and 1999 consisted of $0, $35,863, and $50,041 respectively.
(6) The amounts above exclude accrued salaries at December 31, 1999 not paid of approximately $202,959.
(7) Prior to becoming an employee in November of 1997, Mr. Fossen performed certain consulting functions from October 1996 through December 1996 for which no fees were paid or accrued, and from January 1997 throughout the year for which fees were paid. Such fees were $40,317 in cash and 150,000 common restricted shares valued at approximately $30,000. Also prior to becoming an employee of the Company, a one-time non-compensatory fee of 47,460 common restricted shares valued at approximately $9,445 was received by Mr. Fossen.
(8) These option shares consist of a 1,000,000 share option and a 100,000 share option granted in five year options exercisable at $1.00 per share expiring in September 2004. The 100,000 share option was granted to Mr. Fossen in his capacity as a board member. All options listed are exercisable.
(9) These option shares are part of the 1996 Employee Stock Option Plan and are vested at the rate of 25% per year in a five year option exercisable at $1.00 per share expiring in November 2002.
(10) Upon joining the Company and the Board of Directors, Mr. Fossen was issued 150,000 common restricted shares valued at $30,000.

Option/SAR Grants Table

     The following table sets forth the options and/or stock appreciation rights
(SARs) made during the last completed fiscal year to each of the named executive officers.

                      Option/SAR Grants in Last Fiscal Year


                                INDIVIDUAL GRANTS
--------------------------------------------------------------------------------
(a)                  (b)                  (c)           (d)              (e)
Name                Number of          Percent of
                    Securities         Options/
                    Underlying         SARs
                    Options/SARs       Granted to     Exercise
                    Granted            Employees       or Base
                    (#)                in Fiscal       Price          Expiration
                                       Year           ($/Sh)          Date
--------------------------------------------------------------------------------
William J. Fossen    5,000,000           52.7%         $0.75           07/01/04
CEO                    500,000            5.3%         $1.00           09/16/04

Matthew W. Fossen    1,000,000           10.5%         $1.00           09/16/04
CFO                    100,000            1.1%         $1.00           09/16/04

1) Percentages based upon 9,484,136 total compensatory options granted to employees and contractors during 1999.


Aggregated Option/SAR Exercises and Fiscal Year-End Option/SAR Value Table
--------------------------------------------------------------------------------
(a)                 (b)                 (c)        (d)             (e)
Name                Shares acquired   Value      Number of
                    On exercise       Realized   securities      Value of
                    (#)               ($)        underlying      unexercised in-
                                                 unexercised     the-money
                                                 options/SARs    options/SARs at
                                                 at FY-end(#)    FY-end ($)
                                                 Exercisable/    Exercisable/
                                                 Unexercisable   Unexercisable
--------------------------------------------------------------------------------
William J. Fossen, CEO     n/a          n/a      5,500,000 (EX)       n/a

Matthew W. Fossen          n/a          n/a      1,300,000 (EX)       n/a
CFO                        n/a          n/a        200,000 (UN)       n/a

(EX) = Exercisable
(UN) = Un-exercisable

Compensation of Directors

     The Directors of the Company are not paid any fee for their services in such capacity on a regular plan. During 1999, the Company granted to Mary Pohlmeier a one year option expiring on September 16, 2000 for 580,000 common restricted stock options at the rate of $1.00 per share in recognition of Ms. Pohlmeier's personal services, support, acts and deeds in support of the Company. Ms. Pohlmeier has received for services or via purchase options in prior years. Such options were taken into consideration by the board when granting the above mentioned options. The Company also granted a five year stock option for 50,000 shares per year of service, or portion thereof exceeding one half year, to each board member in recognition of their services as a board member. Such options have an exercise price of $1.00 per share, are immediately exercisable, and expire on September 16, 2004. Pursuant to this rule, Matthew W. Fossen was granted an option for 100,000 common restricted shares, William J. Fossen for 500,000 common restricted shares, Mary M. Pohlmeier for 350,000 common restricted shares, and Robin M. Sandifer for 100,000 common restricted shares. On the date of grant of these options, the closing price of the stock of the company was $0.4844 per share.

Employment  Contracts  and  Termination  of  Employment  and   Change-in-Control
Arrangements

     The Company has no employment contracts with any of its present executive officers and has no plans or arrangements with respect to payments resulting from the resignation, retirement or any other termination of a named executive officer's employment or from a change-in-control of the Company. The Company does have past due salaries accumulating to Mr. William J. Fossen and Matthew W. Fossen of approximately $718,463 and $202,959 respectively.


Compensation Pursuant to Plans

     The Company has adopted Viking  Capital Group,  Inc. 1996 Stock Option Plan
(Plan) which was approved by the shareholders at the 1995 annual meeting. Such Plan is incorporated by reference as described at Item 13.


                         -- Intentionally left blank --



ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                             PRINCIPAL SHAREHOLDERS
                             ----------------------
                                December 31, 1999
                                -----------------

     The following table sets forth the names of the persons who own common stock of the Company of 5% or more, of record or beneficially, and all officers and directors of the Company and all officers and directors as a group.

              Common Shares (Class A Common) and Percentages Owned
--------------------------------------------------------------------------------
                                                        Shares Owned
                                                        Including Options
                         Shares Owned                   Exercisable Within
Name                     Excluding Options  Percent(1)  60 Days             Percent(2)
-----------------------  -----------------  -------     ------------------  -------
National Investors
Holding Corp.                  900,000        2.9%          900,000(3)        2.9%

William J. Fossen            2,085,750        6.6%        7,585,750(4)       20.5%

Mary M. Pohlmeier              956,353        3.0%        1,886,353(5)        5.8%

Matthew W. Fossen              850,127        2.7%        2,150,127(6)        6.6%

Robin M. Sandifer              441,987        1.4%          541,987(7)        1.7%

All Officers, Directors
and Beneficial owners
as a Group                   5,234,217       16.6%       13,064,217          33.2%


(1)  Based on 31,503,567 shares outstanding at December 31, 1999.
(2) Based on 31,503,567 shares outstanding at December 31, 1999 plus 7,830,000 shares represented by options that are exercisable within 60 days of this report as follows: William J. Fossen, 5,500,000 shares; Mary M. Pohlmeier, 930,000 shares, Matthew W. Fossen 1,300,000 shares and Robin M. Sandifer 100,000 shares.
(3) William J. Fossen is President and 56% owner of National Investors Holding Corporation (NIHC). All NIHC shares have been pledged to First City Bank, Farmers Branch, Texas.
(3) Includes 5,000,000 and 500,000 shares which may be acquired by Mr. Fossen upon the exercising of options at $0.75 and $1.00 per share respectively. Excludes 1,450,127 shares held by Mr. Fossen's adult children to which Mr. Fossen disclaims beneficial ownership.
(4) Includes 930,000 shares which may be acquired by Ms. Pohlmeier upon the exercising of options at $1.00 per share.
(5) Includes 1,300,000 shares which may be acquired by Mr. Fossen upon the exercising of options at $1.00 per share.
(6) Includes 100,000 shares which may be acquired by Mr. Sandifer upon the exercising of options at $1.00 per share.
(6) At 12/31/99 the Company had outstanding options for 12,925,826 shares of which 10,528,008 were exercisable at 12/31/99. Fully diluted shares outstanding at 12/31/99 are 44,429,393.
(7)  All ownership is direct unless indicated otherwise.


     Class B Common: William J. Fossen owns 100,000 shares of the Class B Common Stock. This ownership represents 100% of all the authorized and issued Class B Common shares. The Class B Common is entitled to elect a majority of the directors. The creation and issuance of these shares to William J. Fossen was approved by the shareholders at the Annual Meeting of the Shareholder held in 1995.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     During 1998 and 1999, no transaction or series of similar transactions involving persons named in Item 11 above or any of their immediate family occurred which would have involved an amount in excess of $60,000.


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


b)   No reports on form 8K were filed during the fourth quarter of 1999.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               VIKING CAPITAL GROUP, INC.


                                            By  /s/ William J. Fossen
                                               ----------------------
                                                    William J. Fossen
                                                    President

Dated:   March 28, 2000

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                           Title                             Date
---------                           -----                             ----


/s/ William J. Fossen      President, Chairman of the Board
---------------------      and Chief Executive Officer            March 28, 2000
    William J. Fossen     (Principal Executive Officer)


/s/ Matthew W. Fossen
---------------------
    Matthew W. Fossen      Director ,CFO, Secretary, Treasurer    March 28, 2000

/s/ Mary M. Pohlmeier
---------------------
    Mary M. Pohlmeier      Director                               March 28, 2000

/s/ Robin M. Sandifer
---------------------
    Robin M. Sandifer      Director                               March 28, 2000

                      CONSOLIDATED FINANCIAL STATEMENTS AND
               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

                           VIKING CAPITAL GROUP, INC.
                        (A Development Stage Enterprise)

                           DECEMBER 31, 1999 AND 1998

                           VIKING CAPITAL GROUP, INC.
                        (A Development Stage Enterprise)

                                    CONTENTS




                                                                            PAGE
                                                                            ----

Report of Independent Certified Public Accountants..........................F-3

Financial Statements

  Consolidated Balance Sheets at December 31, 1999 and 1998.................F-4

  Consolidated Statements of Operations for the years ended December 31,
     1999 and 1998 and the period from November 12, 1986 (inception) to
     December 31, 1999......................................................F-6

  Consolidated Statements of Stockholders' Equity (Deficit) for the years ended December 31, 1999 and 1998 and the period from November 12, 1986
    (inception) to December 31, 1999........................................F-7

  Consolidated Statements of Cash Flows for the years ended December 31,
      1999 and 1998 and the period from November 12, 1986 (inception) to
      December 31, 1999.....................................................F-11

  Notes to Consolidated Financial Statements................................F-14

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
               --------------------------------------------------

To the Board of Directors and Stockholders of Viking Capital Group, Inc.

We have audited the accompanying consolidated balance sheets of Viking Capital Group, Inc. and subsidiaries (a development stage enterprise), as of December 31, 1999 and 1998 and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We did not audit the consolidated statements of operations, stockholders' equity (deficit) and accumulated deficit, and cash flows of Viking Capital Group, Inc. and subsidiaries for the period from November 12, 1986 (inception) to December 31, 1994. Those statements were audited by other auditors whose reports have been furnished to us and our opinion insofar as it relates to the cumulative amounts included for Viking Capital Group, Inc. and subsidiaries is based solely on the reports of the other auditors.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Viking Capital Group, Inc. and subsidiaries as of December 31, 1999 and 1998 and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

As described in Note C, the accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has experienced recurring losses and has not generated any significant revenue since its inception. Additionally, at December 31, 1999, the Company's current liabilities exceeded its current assets by $1,526,468 and its total liabilities exceeded its total assets by $627,238. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Unless the Company obtains additional financing, it will not be able to meet its obligations as they come due and it will be unable to execute its long-term business plan. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                                                /s/  King Griffin & Adamson P.C.
                                               ---------------------------------
                                                     KING GRIFFIN & ADAMSON P.C.

Dallas, Texas
March 7, 2000

                           VIKING CAPITAL GROUP, INC.
                        (A Development Stage Enterprise)

                           CONSOLIDATED BALANCE SHEETS



                                     ASSETS

                                                               December 31,
                                                           1999         1998
                                                       -----------  -----------
CURRENT ASSETS
  Cash                                                 $     8,434  $    47,506
  Accounts receivable                                       14,024        5,193
  Notes receivable and accrued interest, net of
     allowance of $124,222 and $115,160
     in 1999 and 1998, respectively                         76,617       53,695
                                                       -----------  -----------
             Total current assets                           99,075      106,394

PROPERTY AND EQUIPMENT
  Computer equipment                                       157,307      135,419
  Furniture and office equipment                            21,241       18,120
  Accumulated depreciation and amortization               (120,837)     (78,069)
                                                       -----------  -----------
             Net property and equipment                     57,711       75,470

CAPITALIZED SOFTWARE, net of accumulated amortization
   of $8,080 and $0 in 1999 and 1998, respectively         765,549      633,479

OTHER ASSETS                                                90,359      114,929
                                                       -----------  -----------

TOTAL ASSETS                                           $ 1,012,694  $   930,272
                                                       ===========  ===========


The accompanying notes are an integral part of these financial statements.
                                                                             F-4



                           VIKING CAPITAL GROUP, INC.
                        (A Development Stage Enterprise)

                     CONSOLIDATED BALANCE SHEETS - Continued


                      LIABILITIES AND STOCKHOLDERS' DEFICIT
                      -------------------------------------

                                                                           December 31,
                                                                       1999           1998
                                                                   -----------    -----------
CURRENT LIABILITIES
  Notes payable                                                    $   200,300    $   299,818
  Notes payable - related party                                         11,300          4,322
  Current obligations under capital leases                              20,923         39,940
  Accounts payable                                                     363,843        452,003
  Accrued payroll taxes                                                 87,326         14,830
  Accrued officer's salary                                             921,422        634,963
  Other accrued expenses                                                12,828          4,000
  Interest payable                                                       5,569          7,607
  Interest payable - related party                                       2,032          2,502
                                                                   -----------    -----------
             Total current liabilities                               1,625,543
                                                                                    1,459,985

LONG-TERM DEBT
  Obligations under capital leases, less current portion                14,389         26,153
                                                                   -----------    -----------
             Total liabilities                                       1,639,932      1,486,138

COMMITMENTS AND CONTINGENCIES  (Notes C and F)

STOCKHOLDERS' DEFICIT
  Preferred stock $1.00 par value; 50,000,000 shares authorized,
     no shares issued and outstanding                                     --             --
  Series A Preferred Stock $1.00 par value; 2,500,000 shares
     authorized, no shares issued and outstanding                         --             --
  Series AA Preferred Stock $1.00 par value; 6,000,000 shares
     authorized, no shares issued and outstanding                         --             --
  Common stock $0.001 par value, 150,000,000 shares authorized,
     32,029,192 and 26,357,434 issued at December 31, 1999 and
     1998, respectively                                                 32,029         26,357
  Common stock Class B $0.001 par value, 100,000 shares
     authorized, issued and outstanding                                    100            100
  Additional paid-in capital                                         9,197,191      7,170,190
  Deficit accumulated in the development stage                      (9,062,318)    (7,082,244)
                                                                   -----------    -----------
                                                                       167,002        114,403
             Less treasury stock, 525,625 shares at cost               (41,206)       (41,206)
             Less common stock issued for notes receivable            (753,034)      (629,063)
                                                                   -----------    -----------
             Total stockholders' deficit                              (627,238)      (555,866)
                                                                   -----------    -----------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                        $ 1,012,694    $   930,272
                                                                   ===========    ===========


The accompanying notes are an integral part of these financial statements.
                                                                             F-5



                           VIKING CAPITAL GROUP, INC.
                        (A Development Stage Enterprise)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                Years ended December 31, 1999 and 1998 and period
             from November 12, 1986 (inception) to December 31, 1999



                                                        Years Ended                Period from
                                                        December 31,           November 12, 1986 to
                                                    1999            1998         December 31, 1999
                                               ------------    ------------    --------------------
REVENUE                                        $     18,012    $       --      $            459,394
COST OF REVENUE                                       9,839            --                    77,958
                                               ------------    ------------    --------------------
GROSS PROFIT                                          8,173            --                   381,436

SELLING, GENERAL AND
   ADMINISTRATIVE EXPENSES                        1,994,795       1,516,878               9,206,829
                                               ------------    ------------    --------------------
         Loss from operations                    (1,986,622)     (1,516,878)             (8,825,393)

OTHER INCOME (EXPENSE)
     Interest income                                 37,846          19,055                  84,927
     Interest expense                               (31,148)        (40,574)               (235,571)
     Interest expense-related party                    (150)         (2,217)                (17,799)
     Other                                             --              --                   (37,260)
                                               ------------    ------------    --------------------
         Total other income (expense)                 6,548         (23,736)               (205,703)
                                               ------------    ------------    --------------------
         Loss before income taxes                (1,980,074)     (1,540,614)             (9,031,096)
         Income tax provision                          --              --                       (32)
                                               ------------    ------------    --------------------
NET LOSS                                       $ (1,980,074)   $ (1,540,614)   $         (9,031,128)
                                               ============    ============    ====================

Loss per common share:
     Basic and diluted loss per common share   $      (0.07)   $      (0.07)
                                               ============    ============

Weighted average common shares outstanding
     (Basic and diluted)                         29,328,537      23,507,668
                                               ============    ============

The accompanying notes are an integral part of these financial statements.
                                                                             F-6




                           VIKING CAPITAL GROUP, INC.
                        (A Development Stage Enterprise)

                                  CONSOLIDATED
            STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
         Period From November 12, 1986 (inception) to December 31, 1999



                                                                                                       Class B
                                        Preferred Stock               Common Stock                  Common Stock
                                      Shares        Amount        Shares         Amount         Shares        Amount
                                  -----------    -----------    -----------    -----------    -----------   -----------
Balance at November 12, 1986
    (date of inception)                  --      $      --             --      $      --             --     $      --

Issuance of 200,000 shares of
    common stock at $.0375
    per share                            --             --          200,000            200           --            --

Expenses of stock issuance               --             --             --             --             --            --

Net loss                                 --             --             --             --             --            --
                                  -----------    -----------    -----------    -----------    -----------   -----------

Balance at December 31, 1986             --             --          200,000            200           --            --

Net loss                                 --             --             --             --             --            --


Balance at December 31, 1987             --             --          200,000            200           --            --

Issuance of 500,000 shares of
   common stock at $.15 per
   share                                 --             --          500,000            500           --            --

Expenses of stock issuance               --             --             --             --             --            --

Net income                               --             --             --             --             --            --
                                  -----------    -----------    -----------    -----------    -----------   -----------

Balance at December 31, 1988             --             --          700,000            700           --            --

Issuance of 2,800,000 shares of
    common stock at $.005 per
    share for coal production
    contract                             --             --        2,800,000          2,800           --            --

Expenses of stock issuance               --             --             --             --             --            --

Net loss                                 --             --             --             --             --            --
                                  -----------    -----------    -----------    -----------    -----------   -----------

Balance at December 31, 1989             --             --        3,500,000          3,500           --            --

Rescind issuance of common stock
    for coal production contract         --             --       (2,800,000)        (2,800)          --            --

Issuance of common stock:
    60,000 shares for cash               --             --           60,000             60           --            --
    265,000 shares for assets            --             --          265,000            265           --            --
    40,000 shares for services           --             --           40,000             40           --            --

Net loss                                 --             --             --             --             --            --
                                  -----------    -----------    -----------    -----------    -----------   -----------

Balance at December 31, 1990             --             --        1,065,000    $     1,065           --            --





                                                   Deficit
                                                 Accumulated                      Notes
                                   Additional     During the                    Receivable
                                    Paid-in      Development      Treasury      Issued for
                                    Capital         Stage          Stock          Stock           Total
                                  -----------    -----------    -----------    -----------    -----------
Balance at November 12, 1986
    (date of inception)            $      --      $      --      $      --      $      --      $      --

Issuance of 200,000 shares of
    common stock at $.0375
    per share                            7,300           --             --             --           7,500

Expenses of stock issuance                (200)          --             --             --            (200)

Net loss                                  --             (124)          --             --            (124)
                                   -----------    -----------    -----------    -----------   -----------

Balance at December 31, 1986             7,100           (124)          --             --           7,176

Net loss                                  --             (274)          --             --            (274)


Balance at December 31, 1987             7,100           (398)          --             --           6,902

Issuance of 500,000 shares of
   common stock at $.15 per
   share                                74,500           --             --             --          75,000

Expenses of stock issuance              (6,095)          --             --             --          (6,095)

Net income                                --              522           --             --             522
                                   -----------    -----------    -----------    -----------   -----------

Balance at December 31, 1988            75,505            124           --             --          76,329

Issuance of 2,800,000 shares of
    common stock at $.005 per
    share for coal production
    contract                            11,200           --             --             --          14,000

Expenses of stock issuance              (5,421)          --             --             --          (5,421)

Net loss                                  --          (32,780)          --             --         (32,780)
                                   -----------    -----------    -----------    -----------   -----------

Balance at December 31, 1989            81,284        (32,656)          --             --          52,128

Rescind issuance of common stock
    for coal production contrat        (11,200)          --             --             --         (14,000)

Issuance of common stock:
    60,000 shares for cash              14,940           --             --             --          15,000
    265,000 shares for assets           39,735           --             --             --          40,000
    40,000 shares for services             160           --             --             --             200

Net loss                                  --          (42,023)          --             --         (42,023)
                                   -----------    -----------    -----------    -----------   -----------

Balance at December 31, 1990       $   124,919    $   (74,679)          --             --     $    51,305





The accompanying notes are an integral part of these consolidated financial statements.
                                                                             F-7




                          VIKING CAPITAL GROUP, INC.
                        (A Development Stage Enterprise)

                                  CONSOLIDATED
            STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
         Period From November 12, 1986 (inception) to December 31, 1999




                                                                                                        Class B
                                        Preferred Stock               Common Stock                  Common Stock
                                      Shares        Amount        Shares         Amount         Shares        Amount
                                  -----------    -----------    -----------    -----------    -----------   -----------
Issuance of common stock:
    For cash                             --             --              400           --             --            --
    For services                         --             --        5,561,019          5,561           --            --

Net loss                                 --             --             --             --             --            --
                                  -----------    -----------    -----------    -----------    -----------   -----------

Balance at December 31, 1991             --             --        6,626,419          6,626           --            --

Issuance of common stock for
services                                 --             --          210,000            210           --            --

Issuance of preferred stock
 at $1.00                             110,000        110,000           --             --             --            --

Net loss                                 --             --             --             --             --            --

Cumulative preferred stock
 dividends                               --             --             --             --             --            --

                                  -----------    -----------    -----------    -----------    -----------   -----------

Balance at December 31, 1992          110,000        110,000      6,836,419          6,836           --            --

Issuance of common stock:
    For services                         --             --        2,192,506          2,193           --            --
    For cash                             --             --          202,500            202           --            --

To convert notes payable and
    accrued interest payable             --             --           75,706             76           --            --

Net loss                                 --             --             --             --             --            --

Cumulative preferred stock
 dividends                               --             --             --             --             --            --
                                  -----------    -----------    -----------    -----------    -----------   -----------

Balance at December 31, 1993          110,000        110,000      9,307,131          9,307           --            --

Issuance of common stock:
    For services                         --             --          463,500            464           --            --
    For cash                             --             --          210,319            210           --            --
    To convert preferred stock
     and accrued dividends            (90,000)       (90,000)        57,561             58           --            --

Net loss                                 --             --             --             --             --            --

Cumulative preferred stock
 dividends                               --             --             --             --             --            --
                                  -----------    -----------    -----------    -----------    -----------   -----------

Balance at December 31, 1994           20,000         20,000     10,038,511         10,039           --            --



                                                   Deficit
                                                 Accumulated                      Notes
                                   Additional     During the                    Receivable
                                    Paid-in      Development      Treasury      Issued for
                                    Capital         Stage          Stock          Stock           Total
                                  -----------    -----------    -----------    -----------    -----------
Issuance of common stock:
    For cash                      $       500           --             --             --      $       500
    For services                       22,242           --             --             --           27,803

Net loss                                 --          (93,047)          --             --          (93,047)
                                  -----------    -----------    -----------    -----------    -----------

Balance at December 31, 1991          147,661       (167,726)          --             --          (13,439)

Issuance of common stock for
services                                 --             --             --             --              210

Issuance of preferred stock
 at $1.00                                --             --             --             --          110,000

Net loss                                 --         (137,754)          --             --         (137,754)

Cumulative preferred stock
 dividends                               --           (8,400)          --             --           (8,400)

                                  -----------    -----------    -----------    -----------    -----------

Balance at December 31, 1992          147,661       (313,880)          --             --          (49,383)

Issuance of common stock:
    For services                      217,058           --             --             --          219,251
    For cash                          209,798           --             --             --          210,000

To convert notes payable and
    accrued interest payable          126,337           --             --             --          126,413

Net loss                                 --         (519,112)          --             --         (519,112)

Cumulative preferred stock
 dividends                               --          (13,200)          --             --          (13,200)
                                  -----------    -----------    -----------    -----------    -----------

Balance at December 31, 1993          700,854       (846,192)          --             --          (26,031)

Issuance of common stock:
    For services                       45,887           --             --             --           46,351
    For cash                          215,640           --             --             --          215,850
    To convert preferred stock
     and accrued dividends            115,063           --             --             --           25,121

Net loss                                 --         (508,473)          --             --         (508,473)

Cumulative preferred stock
 dividends                               --           (8,390)          --             --           (8,390)
                                  -----------    -----------    -----------    -----------    -----------

Balance at December 31, 1994        1,077,444     (1,363,055)          --             --         (255,572)


The accompanying notes are an integral part of these consolidated financial statements.
                                                                             F-8


                          VIKING CAPITAL GROUP, INC.
                        (A Development Stage Enterprise)

                                  CONSOLIDATED
            STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
         Period From November 12, 1986 (inception) to December 31, 1999

                                                                                                       Class B
                                        Preferred Stock               Common Stock                  Common Stock
                                      Shares        Amount        Shares         Amount         Shares        Amount
                                  -----------    -----------    -----------    -----------    -----------   -----------
Issuance of common stock:
    For services                         --             --          931,701            932           --            --
    For cash                             --             --          615,345    $       615           --            --

Conversion of preferred stock
    and accrued dividends             (10,000)   $   (10,000)         5,217    $         5           --            --

Conversion of notes payable              --             --          150,000            150           --            --

Acquisition of VISI                      --             --          454,545            454           --            --

Conversion of notes payable and
    accrued interest                     --             --          157,451            157           --            --

Issuance of Class B common stock
    .001 par for services                --             --             --             --          100,000           100

Net loss                                 --             --             --             --             --            --

Cumulative preferred stock
  dividends                              --             --             --             --             --            --
                                  -----------    -----------    -----------    -----------    -----------   -----------

Balance at December 31, 1995           10,000         10,000     12,352,770         12,352        100,000           100

Issuance of common stock:
    For services                         --             --          659,500            660           --            --
    For cash                             --             --          833,300            833           --            --

Retirement of:
    Preferred stock                   (10,000)       (10,000)          --             --             --            --
    Common stock                         --             --           (2,500)            (3)          --            --

Conversion of notes payable
    and accrued interest                 --             --          128,650            129           --            --

Treasury stock acquired                  --             --             --             --             --            --

Net loss                                 --             --             --             --             --            --
                                  -----------    -----------    -----------    -----------    -----------   -----------
Balance at December 31, 1996             --             --       13,971,720         13,971        100,000           100

Issuance of common stock:
    For services                         --             --        1,743,773          1,745           --            --
    For cash                             --             --        1,182,137          1,182           --            --
    For notes receivable                 --             --          752,744            753           --            --
    Fees other                           --             --          725,339            725           --            --
    Acquisitions                         --             --          700,000            700           --            --
    Expense reimbursement                --             --           60,274             60           --            --

Conversion of notes payable and
    accrued interest                     --             --        2,419,174          2,419           --            --

Net loss                                 --             --             --             --             --            --
                                  -----------    -----------    -----------    -----------    -----------   -----------
Balance at December 31, 1997             --             --       21,555,161    $    21,555        100,000   $       100


                                                   Deficit
                                                 Accumulated                      Notes
                                   Additional     During the                    Receivable
                                    Paid-in      Development      Treasury      Issued for
                                    Capital         Stage          Stock          Stock           Total
                                  -----------    -----------    -----------    -----------    -----------
Issuance of common stock:
    For services                      639,429           --             --             --          640,361
    For cash                      $   504,685           --             --             --      $   505,300

Conversion of preferred stock
    and accrued dividends         $    10,429           --             --             --      $       434

Conversion of notes payable            74,850           --             --             --           75,000

Acquisition of VISI                      --             --             --             --              454

Conversion of notes payable and
    accrued interest                  173,033           --             --             --          173,190

Issuance of Class B common stock
    .001 par for services                --             --             --             --              100

Net loss                                 --       (1,449,953)          --             --       (1,449,953)

Cumulative preferred stock
  dividends                              --           (1,200)          --             --           (1,200)
                                  -----------    -----------    -----------    -----------    -----------

Balance at December 31, 1995        2,479,870     (2,814,208)          --             --         (311,886)

Issuance of common stock:
    For services                       65,290           --             --             --           65,950
    For cash                          690,810           --             --             --          691,643

Retirement of:
    Preferred stock                    (1,319)          --             --             --          (11,319)
    Common stock                       (5,597)          --             --             --           (5,600)

Conversion of notes payable
    and accrued interest               65,521           --             --             --           65,650

Treasury stock acquired                  --             --           (6,406)          --           (6,406)

Net loss                                 --         (980,556)          --             --         (980,556)
                                  -----------    -----------    -----------    -----------    -----------
Balance at December 31, 1996        3,294,575     (3,794,764)        (6,406)          --         (492,524)

Issuance of common stock:
    For services                      403,671           --             --             --          405,416
    For cash                          523,445           --             --             --          524,627
    For notes receivable              301,169           --             --         (301,922)          --
    Fees other                        137,089           --             --             --          137,814
    Acquisitions                       44,100           --             --             --           44,800
    Expense reimbursement              11,995           --             --             --           12,055

Conversion of notes payable and
    accrued interest                  731,307           --             --             --          733,726

Net loss                                 --       (1,746,866)          --             --       (1,746,866)
                                  -----------    -----------    -----------    -----------    -----------
Balance at December 31, 1997      $ 5,447,351   $ (5,541,630)      $ (6,406)   $  (301,922)   $  (380,952)


The accompanying notes are an integral part of these consolidated financial statements.
                                                                             F-9


                          VIKING CAPITAL GROUP, INC.
                        (A Development Stage Enterprise)

                                  CONSOLIDATED
            STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
         Period From November 12, 1986 (inception) to December 31, 1999




                                                                                                       Class B
                                        Preferred Stock               Common Stock                  Common Stock
                                      Shares        Amount        Shares         Amount         Shares        Amount
                                  -----------    -----------    -----------    -----------    -----------   -----------
Issuance of common stock:
    For services                         --             --        1,109,250          1,109           --            --
    For cash                             --             --        1,914,040          1,914           --            --
    For notes receivable                 --             --          797,480            798           --            --
    Fees other                           --             --           62,500             62           --            --
    Expense reimbursement                --             --           18,280             19           --            --

Conversion of notes payable
    and accrued interest                 --             --          900,720            900           --            --

Triple A recision                        --             --             --             --             --            --

Net loss                                 --             --             --             --             --            --
                                  -----------    -----------    -----------    -----------    -----------   -----------
Balance at December 31, 1998             --             --       26,357,431         26,357        100,000           100
                                  -----------    -----------    -----------    -----------    -----------   -----------
Issuance of common stock
    For cash                             --             --        3,532,412          3,532           --            --
    For notes receivable                 --             --          313,919            314           --            --
    For services                         --             --        1,216,046          1,216           --            --
    For expense reimbursement            --             --           21,567             22           --            --
    For equipment                        --             --            5,870              6           --            --

Conversion of notes payable
    and accrued interest                 --             --          581,947            582           --            --

Net loss                                 --             --             --             --             --            --
                                  -----------    -----------    -----------    -----------    -----------   -----------

Balance at December 31, 1999             --      $      --       32,029,192    $    32,029        100,000   $       100
                                  ===========    ===========    ===========    ===========    ===========   ===========

                                                   Deficit
                                                 Accumulated                      Notes
                                   Additional     During the                    Receivable
                                    Paid-in      Development      Treasury      Issued for
                                    Capital         Stage          Stock          Stock           Total
                                  -----------    -----------    -----------    -----------    -----------
Issuance of common stock:
    For services                      426,493                          --             --          427,602
    For cash                          638,910                          --             --          640,824
    For notes receivable              326,343                          --         (327,141)          --
    Fees other                         24,938                          --             --           25,000
    Expense reimbursement               4,552                          --             --            4,571

Conversion of notes payable
    and accrued interest              301,603                          --             --          302,503

Triple A recision                        --                         (34,800)          --          (34,800)

Net loss                                 --       (1,540,614)          --             --       (1,540,614)
                                  -----------    -----------    -----------    -----------    -----------
Balance at December 31, 1998        7,170,190     (7,082,244)       (41,206)      (629,063)      (555,866)
                                  -----------    -----------    -----------    -----------    -----------
Issuance of common stock
    For cash                        1,279,863                          --             --        1,283,395
    For notes receivable              123,657                          --         (123,971)          --
    For services                      421,816                          --             --          423,032
    For expense reimbursement           6,449                          --             --            6,471
    For equipment                       1,755                          --             --            1,761

Conversion of notes payable
    and accrued interest              193,461           --             --             --          194,043

Net loss                                 --       (1,980,074)          --             --       (1,980,074)
                                  -----------    -----------    -----------    -----------    -----------

Balance at December 31, 1999      $ 9,197,191    $(9,062,318)     $ (41,206)    $ (753,034)    $ (627,238)
                                  ===========    ===========    ===========    ===========    ===========


The accompanying notes are an integral part of these consolidated financial statements.
                                                                            F-10



                           VIKING CAPITAL GROUP, INC.
                        (A Development Stage Enterprise)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   Years Ended December 31, 1999 and 1998
       and period from November 12, 1986 (inception) to December 31, 1999


                                                                                                 Period from
                                                                     Years Ended                 November 12,
                                                                    December 31,                   1986 to
                                                                1999            1998           December 31,1999
                                                            ------------   -------------       ----------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                               $ (1,980,074)  $  (1,540,614)       $  (9,031,128)
     Non cash charges included in operations
         Allowance for doubtful accounts                           9,062          56,000               65,062
         Depreciation and amortization                            50,848          36,145              130,917
         Common stock issued for services                        423,032         427,602            1,927,705
         Common stock issued for services - related party              -               -              359,008
         Common stock issued for fees and other costs                  -          25,000              162,814
         Common stock issued for expense reimbursement             6,471           4,571               23,097
         Common stock issued for purchase of equipment             1,761               -                1,761
         Common stock issued for interest payable                 14,232          25,203              141,296
         Note payable issued for services - related party              -               -                3,200
         Note payable issued for interest expense                      -               -                3,660
         Provision for doubtful notes receivable                       -               -               52,754
         Loss on assets                                                -               -               15,000
         Advances to stockholder expensed to consulting                -               -               57,706
     Changes in assets and liabilities
         (Increase) decrease in accounts receivable               (8,831)         60,384              (13,819)
          (Increase) in interest receivable                      (12,744)        (17,157)             (49,117)
         (Increase) in interest receivable - related party             -               -                  (60)
         (Increase) decrease in other assets                      24,570         (28,552)             (58,007)
         (Increase) in deposits                                        -               -              (31,767)
         Increase (decrease) in accounts payable                 (88,160)        330,048              356,942
         Increase in accounts payable - related party                  -          (6,700)              21,901
         Increase (decrease) in interest payable                  (2,508)         (2,111)              (4,619)
         Increase (decrease) in accrued payroll
              and payroll taxes                                  286,459         218,596              919,632
         Increase (decrease) in accrued expenses                  81,324          14,425              118,367
         Increase in accrued expenses - related party                  -               -                4,871
                                                            ------------   -------------        -------------
Net cash used for operating activities                        (1,194,558)       (397,160)          (4,822,824)

CASH FLOWS FROM INVESTING ACTIVITIES
     Organization costs                                                -               -                  (50)
     Purchase of fixed assets including payments
         for software development                               (165,159)       (651,367)            (837,940)
     Loans made                                                  (37,440)         (3,600)            (153,382)
     Loans made to shareholder                                         -               -              (17,000)
     Loans made to related parties                               (50,000)              -             (145,366)
     Loan repayments                                              18,200          10,800               34,000
     Loan repayments-related parties                              50,000               -               60,500
     Deposit on coal production contract                               -               -              (15,000)
                                                            ------------   -------------        -------------
Net cash used for investing activities                          (184,399)       (644,167)          (1,074,238)




The accompanying notes are an integral part of these financial statements.
                                                                            F-11



                           VIKING CAPITAL GROUP, INC.
                        (A Development Stage Enterprise)

                CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued
                     Years Ended December 31, 1999 and 1998
       and period from November 12, 1986 (inception) to December 31, 1999


                                                                                                Period from
                                                                     Years Ended                November 12,
                                                                    December 31,                   1986 to
                                                               1999              1998        December 31, 1999
                                                            -----------      -----------     -----------------
CASH FLOWS FROM FINANCING ACTIVITIES
     Stock sale expenses                                    $         -      $         -        $    (11,716)
     Proceeds from notes payable                                 99,800          378,418           2,116,877
     Proceeds from notes payable - related parties               26,300           13,667             337,194
     Repayments of notes payable                                (19,500)         (22,800)           (402,990)
     Repayments of notes payable - related parties              (19,322)         (25,365)           (234,029)
     Repayments of capital lease obligations                    (30,788)         (19,365)            (72,326)
     Proceeds from preferred stock sale                               -                -              20,000
     Retirement of preferred stock                                    -                -             (11,319)
     Dividends converted to preferred stock                           -                -                (434)
     Proceeds from sale of common stock                       1,283,395          640,824           4,169,639
     Preferred dividends paid                                         -                -              (5,400)
                                                            -----------      -----------        ------------
Net cash provided from financing activities                   1,339,885          965,379           5,905,496
                                                            -----------      -----------        ------------

Increase (decrease) in cash                                     (39,072)         (75,948)              8,434

Cash at beginning of period                                      47,506          123,454                   -
                                                            -----------      -----------        ------------

CASH AT END OF PERIOD                                       $     8,434      $    47,506        $      8,434
                                                            ===========      ===========        ============

SUPPLEMENTAL DISCLOSURES Cash flow information:
     Interest paid                                          $     7,801      $    36,829        $     89,173
     Interest paid - related party                                3,888              927              14,135
     Income taxes paid                                                -                -                  32
Non-cash investing activities:
     Repayment of note receivable - non cash method                   -           19,000              21,000
     Common stock issued for:
         Acquisition of VISI                                          -                -                 434
         Acquisition of NIAI                                          -                -              10,000
         Acquisition (rescission) of Triple A                         -          (34,800)                  -
         Oil lease                                                    -                -              40,000
Non-cash financing activities:
     Preferred stock issued for:
         Note payable - related party                                 -                -              60,000
         Accrued interest - related party                             -                -               4,500
         Accrued expenses - related party                             -                -              25,500
     Common stock issued for:
         Repayment of notes payable                             179,818          269,800           1,299,735
         Repayment of notes payable-related party                     -            7,500             119,500
         Payment of interest                                     14,232           25,203             138,200
         Payment of interest - related party                          -                -               3,097




                                  - Continued -

The accompanying notes are an integral part of these financial statements.
                                                                            F-12



                           VIKING CAPITAL GROUP, INC.
                        (A Development Stage Enterprise)

                CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued
                     Years Ended December 31, 1999 and 1998
       and period from November 12, 1986 (inception) to December 31, 1999


                                                                                            Period from
                                                                Years Ended                 November 12,
                                                               December 31,                    1986 to
                                                           1999             1998         December 31, 1999
                                                      ------------     ------------      -----------------
    Payment of accounts payable                       $          -     $          -      $          15,000
    Conversion of preferred stock                                -                -                100,000
    Payment of preferred stock dividend                          -                -                 25,556
    Notes receivable                                       123,970          327,141                753,032

Note payable issued for:
    Services - related party                                     -                -                  3,200
    Payment of interest - related party                          -                -                  3,660

Assignment of oil lease in payment of note payable               -                -                 40,000

Common stock acquired for conversion of
    note receivable                                              -                -                  6,406
Common stock canceled for conversion of
    note receivable                                              -                -                  5,600

Additions to equipment under capital leases                      -                -                107,631








The accompanying notes are an integral part of these financial statements.
                                                                            F-13

                           VIKING CAPITAL GROUP, INC.
                        (A Development Stage Enterprise)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1999 and 1998


NOTE A - BACKGROUND AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Viking Capital Group, Inc. ("Company") is currently in the development stage as it has generated no significant revenue. The Company is currently working to secure capital necessary to execute its business plan to provide financial and administrative services to banks and to acquire insurance companies. The Company has completed and is now marketing a software product targeted at financial institutions.

History
-------

Viking Capital Group, Inc. was incorporated November 12, 1986, as a Utah business corporation under the name of Silver Harvest, Inc. to transact any business authorized under the general corporation law of Utah. On February 21, 1990 the Company amended its Articles of Incorporation to change its name to Viking Capital Group, Inc. with all the same provisions of the original articles to remain in full force. During June, 1994, the Company formed a wholly-owned subsidiary, Viking Financial Services, Inc., a Texas corporation, to provide corporate relations services. During 1995, the Company issued 454,545 common shares in exchange for 100 percent of the common stock of Viking Insurance Services, Inc. ("VISI") to provide insurance related services. During 1996, the Company incorporated two additional wholly owned subsidiaries, Viking Systems, Inc. and Viking Administrators, Inc. During 1997, the Company acquired Triple A Annuity Marketing, Inc. ("Triple A") and NIAI Issuance Administrators, Inc.
("NIAI"). None of these companies have provided any significant level of services to date other than Triple A which was accounted for under the equity method during 1997, as discussed further in Note B. The Triple A acquisition agreement was rescinded during 1998. The Company's portion of equity income or loss related to its investment in Triple A during the year ended 1998 was minimal. During 1999, the Company formed a wholly owned subsidiary, Viking Capital Financial Services, Inc., a Texas corporation, to provide financial services.

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

Property and Equipment
----------------------

Property and equipment are stated at cost. Equipment under capital leases is stated at the present value of minimum lease payments at the inception of the lease. The Company provides for depreciation of its office furniture and equipment using the straight line method over the estimated useful life of the depreciable assets ranging from five to seven years. Computer equipment held under capital leases is amortized straight line over the shorter of the lease term or the estimated useful life of the asset ranging from three to five years. Amortization of assets held under capital leases is included with depreciation expense. Maintenance and repairs are expensed as incurred. Replacements and betterments are capitalized.

The gross amount and accumulated amortization for assets held under capital leases amounted to $107,631 and $87,113, respectively at December 31, 1999, and $107,631 and $59,267, respectively at December 31, 1998.

                           VIKING CAPITAL GROUP, INC.
                        (A Development Stage Enterprise)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
                           December 31, 1999 and 1998


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

Loss per Common Share
---------------------

The Company has adopted SFAS No. 128, "Earnings Per Share", which requires the disclosure of basic and diluted net loss per share. Basic net loss per share is computed by dividing net loss plus preferred dividends paid and accrued during the year (where applicable) by the weighted average number of common shares outstanding for the period. Diluted net loss per share is computed by dividing net loss plus preferred dividends paid and accrued during the year (where applicable) by the weighted average number of common shares and common stock equivalents. Common stock equivalents were excluded from the computation as such inclusion would have an anti-dilutive effect.

Software Development
--------------------

Software development costs have been capitalized in accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed" ("SFAS 86"). Under SFAS 86, capitalization of software development costs begins upon the establishment of technological feasibility and ends when a product is available for general release to customers. Software development costs will be amortized after the product is placed in service over a period ranging from three to five years. During 1999 the Company began to amortize software costs of $96,962 associated with the development of an e-commerce web site, using an estimated useful life of three years.

Stock Transactions
------------------

During 1999 and 1998, the Company entered into a number of stock transactions for non-cash consideration. These include the issuance of stock for services, as reimbursement for expenses incurred, for the purchase of equipment, and in exchange for the issuance of notes receivable. The Company also converted certain notes payable to common stock during 1999 and 1998. These transactions were recorded at the market value of the services received, asset acquired or the face value of the notes issued or converted.

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

                           VIKING CAPITAL GROUP, INC.
                        (A Development Stage Enterprise)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
                           December 31, 1998 and 1997


NOTE A - BACKGROUND AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

In April 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position No. 98-5 ("SOP 98-5"), "Reporting on the Costs of Start-up Activities". This statement was required to be adopted for fiscal years beginning after December 15, 1998 and requires the expensing of all start-up costs, as defined, as they are incurred. The Company has applied SOP 98-5 for the years ended December 31, 1999 and 1998, with no significant impact to its results of operations or financial position.


NOTE B - BUSINESS COMBINATIONS

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


NOTE C - GOING CONCERN

The consolidated financial statements have been prepared on the assumption that the Company will continue as a going concern. The Company sustained a net operating loss of $1,980,074 during the year ended December 31, 1999 and has accumulated losses of $9,031,124 since its inception, November 12, 1986. Cash used by operating activities for the same periods aggregated $1,194,558 and $4,822,824, respectively. Current liabilities at December 31, 1999 of $1,625,543 exceed current assets of $99,075. Total liabilities at December 31, 1999 of $1,639,932 exceed total assets of $1,012,694. The Company's continued existence depends upon the success of management's efforts to raise additional capital necessary to meet the Company's obligations as they come due and to obtain sufficient capital to execute its business plan. The Company intends to obtain capital primarily through issuances of common and preferred stock. There can be no degree of assurance given that the Company will be successful in completing additional financing transactions.

The consolidated financial statements do not include any adjustments to reflect the possible effects on the recoverability and classification of assets or classification of liabilities which may result from the inability of the Company to continue as a going concern.


NOTE D - NOTES PAYABLE

The Company entered into new notes or renewed existing notes totaling $256,100 during 1999. All outstanding notes at December 31, 1999 mature during 2000, bear interest ranging from 10% to 14% and are secured by the assets of the Company, except for a $100,000 note which is secured by 200,000 free trading shares owned by directors and shareholders of the Company. Interest payments are due quarterly on this note. Interest payments on all of the other notes are due at maturity. Included in the $256,100 balance is $26,300 from related parties.

During 1999 and 1998, notes payable totaling $179,811 and $277,300, respectively, and related accrued interest of $14,232 and $25,203 were converted to 581,947 and 900,720 common shares, respectively. As of December 31, 1999, the Company had $131,800 of convertible notes outstanding that had the option to convert to 527,200 common restricted shares; $5,000 convertible notes outstanding that had the option to convert to 16,667 common restricted shares; $5,000 convertible notes outstanding that had the option to convert to 13,158 common restricted shares and $38,500 convertible notes outstanding that had the option to convert to 77,000 common restricted shares. If converted, $36,800 of these notes carry an additional option to purchase the same number of common

                           VIKING CAPITAL GROUP, INC.
                        (A Development Stage Enterprise)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
                           December 31, 1998 and 1997


NOTE D - NOTES PAYABLE - Continued

shares which the holder was originally entitled to receive if the notes were converted to equity. An additional $138,500 carry an option to purchase one-half of the number of common shares which the holder was originally entitled to receive if the notes were converted to equity. The option price is the same as the conversion rate except for $116,800 convertible notes payable with a conversion rate of $0.25 per share and an option rate of $0.50 per share. All options, if the notes are converted, are exercisable for a period of one year from conversion.


NOTE E - INCOME TAXES

Deferred tax assets and liabilities at December 31, 1999 and 1998 are as follows:


                                                            1999        1998
                                                         ----------  ----------

Current deferred tax asset                                  355,519  $  255,042
Valuation allowance for current deferred tax asset         (355,519)   (255,042)
                                                         ----------  ----------
    Net current deferred tax asset                                -  $        -
                                                         ==========  ==========

Non-current deferred tax asset                            2,566,955   2,062,798
Valuation allowance for non-current deferred tax asset   (2,566,955) (2,062,798)
                                                         ----------  ----------
    Net non-current deferred tax asset                            -  $        -
                                                         ==========  ==========


The non-current deferred tax asset results from the tax benefit of the net operating losses. The current deferred tax asset includes the accrual of officers salary for financial reporting purposes not deducted for federal income tax reporting purposes until paid and the allowance for doubtful accounts which is not deducted for federal income tax reporting purposes until written-off.

The Company has operating loss carryforwards totaling approximately $8,598,000, subject to limitations under Section 382 of the Internal Revenue Code, that are available to offset its future income tax liability. The net operating loss carryforwards expire as follows:


          Year 2004                                 $     21,000
          Year 2005                                            0
          Year 2006                                      168,000
          Year 2007                                      206,000
          Year 2008                                      450,000
          Year 2009                                      504,000
          Year 2010                                    1,443,000
          Year 2011                                      981,000
          Year 2012                                    1,572,000
          Year 2013                                    1,273,000
          Year 2014                                    1,980,000
                                                    ------------
                                                    $  8,598,000


As further described in Note C, realization of the benefit of these net operating loss carryforwards and other deferred tax assets appear uncertain. Accordingly, a valuation allowance of $2,922,474 has been recorded in 1999 against the deferred tax asset resulting from the recurring deferred tax benefit. The valuation allowance increased by $604,634 and $405,234 during the years ended December 31, 1999 and 1998, respectively.

                           VIKING CAPITAL GROUP, INC.
                        (A Development Stage Enterprise)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
                           December 31, 1999 and 1998


NOTE F - LEASE COMMITMENTS

During 1996,  the Company  entered into  operating  lease  agreements for office space and certain computer equipment. The office lease expires in 2001. The Company leases computer equipment under capital leases and long-term non-cancelable operating leases. Total rental expense was $183,222 and $169,593 in 1999 and 1998, net of $142,509 and $86,400 of rental income in 1999 and 1998 receivable under a sub-lease of part of the office space. Future minimum lease payments under non-cancelable operating leases and capital leases at December 31, 1999 are as follows:

                                                        Operating      Capital
                                                          Leases       Leases
                                                        ---------     --------
          2000                                            258,216       25,083
          2001                                            129,108       14,760
                                                        ---------     --------
          Total                                           387,324       39,843
     Less lease income from sub-lease                     (16,176)
                                                        ---------
                                                        $ 371,148
     Less amount representing interest                                  (4,531)
                                                                      --------
     Present value of net minimum lease payments
          including current maturities of $20,923                     $ 35,312
                                                                      ========


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


NOTE H - PREFERRED STOCK

Authorized preferred stock at December 31, 1999 is 50,000,000 shares. The Board of Directors has the discretion to attach any dividend rate and/or conversion privilege at the time of issuance.

Effective October 14, 1996, the Board of Directors authorized the issuance of 2,500,000 shares of new Series A preferred stock, with a par value of $1.00 per share. These shares are non-voting cumulative, callable preferred stock convertible to common stock eighteen months after issuance at a rate equal to one half the market value of the common stock. The Company will account for the issuance of preferred stock with below market conversion features as deemed dividends to the extent that the fair value of the common stock at the date of issuance of the preferred stock exceeds the stated conversion price. The new preferred stock will carry a coupon rate of 10%. As of December 31, 1999, no Series A preferred stock had been issued.

Effective September 27, 1999, the Board of Directors authorized the issuance of 6,000,000 shares of new Series AA preferred stock, with a par value of $1.00 per share. These shares are non-voting cumulative, callable preferred stock convertible to common stock if, after issuance, the market price of the common stock rose to $6.25 per share or higher, at a rate determined by the market price of the common stock. The new preferred stock will carry a coupon rate of 8.1%. As of December 31, 1999, no Series AA preferred stock had been issued.



                           VIKING CAPITAL GROUP, INC.
                        (A Development Stage Enterprise)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
                           December 31, 1999 and 1998


NOTE I - STOCK OPTIONS

Effective July, 1996, the Board of Directors approved a qualified employee stock option plan for the Company (the "Plan").  Under the Plan, the Company may grant options for up to five million  shares of common  stock.  The exercise  price of each  option may not be less than the fair market  value of common  stock at the date  of  grant,  without  approval  of the  Board  of  Directors.  Options  are exercisable  according  to the terms  set out in the  option  agreement,  not to exceed ten years. At December 31, 1999 and 1998, there were a total of 1,919,000 and 2,590,045 options outstanding under the Plan, respectively. In addition, the
Company has issued stock options outside of the Plan to employees, directors and others as compensation  for services  provided to the Company as well as options which are non-compensatory in nature. At December 31, 1999 and 1998 there were a
total  of  12,925,826  and  9,222,461   options   (including   compensatory  and
non-compensatory) outstanding,  respectively. All options granted by the Company related to  restricted  stock  under rules  promulgated  by the  Securities  and
Exchange Commission.

A summary of changes in the Company's compensatory options follows:

                                     Employee Stock Plan       Other Compensatory          Combined Total
                                     -------------------       ------------------          --------------
                                                   Weighted                  Weighted
                                                    Average                   Average
                                                   Exercise                  Exercise
                                    Options          Price        Options      Price          Options
                                 ----------        --------    ----------    --------      ----------
Outstanding at 12/31/97           3,637,685               -     4,598,076           -       8,235,761
Granted                             780,000        $   1.00       241,413    $   0.87       1,021,413
Exercised                                 -               -             -           -               -
Forfeited                        (1,827,640)       $   1.00    (1,100,000)   $   1.10      (2,927,640)
                                 ----------                    ----------                  ----------
Outstanding at 12/31/98           2,590,045                     3,739,489                   6,329,534

Granted                             924,000        $   1.00     8,560,136    $   0.85       9,484,136
Exercised                                 -               -             -           -               -
Forfeited                        (1,595,045)       $   1.00    (3,296,201)   $   1.03      (4,891,246)
                                 ----------                    -----------                 ----------
Outstanding at 12/31/99           1,919,000                      9,003,424                 10,922,424
                                 ==========                    ===========                 ==========


The fair value of compensatory options issued during 1999 and 1998 was $2,702,856 and $340,581, respectively.


The following table summarizes information about options outstanding at December
31, 1999 under the Employee Stock Plan:

                       Options Outstanding                               Options Exercisable
                       -------------------                               -------------------
                                  Weighted Avg.
   Range of         Number          Remaining       Weighted Avg.     Number        Weighted Avg.
Exercise Prices   Outstanding   Contractual Life   Exercise Price   Exercisable   Exercisable Price
---------------   -----------   ----------------   --------------   -----------   -----------------
     $1.00         1,919,000      3.65 years           $1.00          355,000           $1.00

The following table summarizes information about other compensatory stock options outstanding at December 31, 1999:

                       Options Outstanding                                        Options Exercisable
                       -------------------                                        -------------------
                                   Weighted Avg.
   Range of         Number           Remaining       Weighted Avg.     Number        Weighted Avg.
Exercise Prices   Outstanding    Contractual Life   Exercise Price   Exercisable   Exercisable Price
---------------   -----------    ----------------   --------------   -----------   -----------------

   $0.75-$1.10     9,003,424       3.83 years          $0.86          8,912,364         $0.86


                           VIKING CAPITAL GROUP, INC.
                        (A Development Stage Enterprise)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
                           December 31, 1999 and 1998


NOTE I - STOCK OPTIONS - Continued

A summary of changes in the Company's non-compensatory options follows:

                                 Non-Compensatory          Weighted Average
                                     Options                Exercise Price
                                 ----------------          ----------------
Outstanding at 12/31/97               3,569,530                 $ 1.31

Granted                               2,451,024                   0.49
Exercised                            (1,249,129)                  0.41
Forfeited                            (1,878,498)                  0.65
                                    -----------
Outstanding at 12/31/98               2,892,927                   0.74

Granted                               1,160,644                   0.38
Exercised                               (80,092)                  0.50
Forfeited                            (1,970,077)                  0.50
                                    -----------
Outstanding at 12/31/99               2,003,402                 $ 0.43
                                    ===========

The Company applies APB Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB25"), in accounting for its compensatory options. The options granted in 1999 and 1998 have exercise prices which approximate fair value and accordingly, no compensation cost has been recognized for its compensatory stock options in the consolidated financial statements. Had compensation cost for the Company's stock options been determined consistent with FASB statement No. 123, "Accounting for Stock Based Compensation", the Company's net loss and net loss per share would have been increased to the pro forma amounts indicated below:

                                                 Years ended December 31,
                                                1999                  1998
                                           ------------           ------------

Net Loss           As reported             $  1,980,074           $  1,540,614
                   Pro forma               $  4,860,598           $  1,859,249

Loss per share     As reported (basic
                     and diluted)              $ 0.07                 $ 0.07
                   Pro forma                   $ 0.17                 $ 0.08

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The following assumptions were used for grants in 1999; dividend yield at 0%, expected volatility at 104%, risk free interest rate of 6.0% over a 1-3 year period, and an expected life of 1-3 years. The following assumptions were used for grants in 1998; dividend yield of 0%, expected volatility of 202%, risk free interest rates ranging from 5.3 % to 6.0% over a 1-5 year period, and an expected life of 1-5 years.

                           VIKING CAPITAL GROUP, INC.
                        (A Development Stage Enterprise)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
                           December 31, 1999 and 1998


NOTE J - RELATED PARTY TRANSACTIONS

Total consulting fees paid to related parties in the form of cash or stock during 1999 and 1998 aggregated $0 and $15,000, respectively.

The Company loaned $50,000 to a related party during 1999. The loan, bearing interest at 8% and due on March 25, 2000 was paid in full during 1999.

At December 31, 1999 and 1998, the Company had notes and interest receivable of $2,158 and $53,695, respectively (net of allowance) from related parties.


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


NOTE L - EMPLOYEE BENEFIT PLAN

On April 18, 1995, the Company registered an Employee Benefit Plan ("Plan") under regulation S-8 that reserved 1,000,000 shares of common stock for issuance under the Plan. These shares can be issued by approval of an Employee Benefit Committee appointed by the Board of Directors. During 1996, the Company registered an additional 1,000,000 common shares through a Form S-8. On January 21, 1999, the Company registered a further 1,000,000 common shares through another Form S-8. During years ended December 31, 1999 and 1998, 1,137,926 and 189,669 shares, respectively, have been issued under the terms of the Plan.


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


NOTE N - SOFTWARE LICENSING AGREEMENT

On July 21, 1997, the Company entered into an agreement for the licensing of certain proprietary software to a Company shareholder. Total consideration received under the agreement totals $400,000, which is to be paid out over a period of ten years plus interest at seven percent. The Company holds as collateral 250,000 shares of Viking Capital Group, Inc. common stock. The Company has recorded the sale and related receivable based upon the value of the underlying collateral totaling $50,000. The receivable is included in other assets in the accompanying balance sheets. All other payments will be recognized as revenue when received.


NOTE O - SUBSEQUENT EVENTS

For the period from December 31, 1999 through the date of this report, the Company issued 1,218,872 shares of common shares. Of this amount, 658,332 shares were issued for $197,500 cash and 417,763 common shares were issued in payment of $104,441 in services. During this period, the Company also issued 329,166 one year options to acquire common stock.

                                  EXHIBIT INDEX



EXHIBIT
NUMBER                     DESCRIPTION
------                     -----------
21.1                       List of Subsidiaries
27.1                       Financial Data Schedule