Form 10QSB
period 2000-03-31
VIKING CAPITAL GROUP INC
filed 2000-05-15
CIK 886093

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
       EXCHANGE ACT OF 1934

                       For the period ended March 31, 2000

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

         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

As of March 31, 2000, approximately 33,366,957 shares of Common Stock of the issuer were outstanding. As of March 31, 2000, 100,000 shares of Class B Common Stock of the issuer were outstanding.

                           VIKING CAPITAL GROUP, INC.



                                      INDEX


                                                                           Page
                                                                          Number
                                                                          ------
PART I - FINANCIAL INFORMATION

 Item 1. Financial Statements

    Consolidated Balance Sheets - March 31, 2000 and
    December 31, 1999                                                        3

    Consolidated  Statements  of  Operations  - For the three
    months ended March 31, 2000 and 1999, and for the period
    from inception (November 12, 1986) to March 31, 2000                     5

    Consolidated  Statements  of Cash  Flows - For the three
    months ended March 31, 2000 and 1999, and for the period
    from inception (November 12, 1986) to March 31, 2000                     6

    Notes to Consolidated Condensed Financial Statements                     8


 Item 2. Management's Discussion and Analysis or Plan of Operation.         10


PART II - OTHER INFORMATION

 Item 2. Changes in Securities                                              12

 Item 5. Other Information                                                  12

 Item 6. Exhibits                                                           12


SIGNATURES                                                                  14
EXHIBITS                                                                    15



                           VIKING CAPITAL GROUP, INC.
                        (A Development Stage Enterprise)

                           CONSOLIDATED BALANCE SHEETS



                                     ASSETS
                                     ------
                                                                   (Unaudited)
                                                                    March 31,   December 31,
                                                                       2000          1999
                                                                  ------------  ------------
CURRENT ASSETS

  Cash                                                            $     54,007  $      8,434
  Accounts receivable                                                    8,850        14,024
  Notes and other accounts receivable and accrued interest              68,585        76,617
                                                                  ------------  ------------
     Total current assets                                              131,442        99,075
                                                                  ------------  ------------

 Office furniture, equipment, software and capitalized software
 development costs, net                                                807,900       823,260

OTHER ASSETS                                                            85,027        90,359
                                                                  ------------  ------------

TOTAL ASSETS                                                      $  1,024,369  $  1,012,694
                                                                  ============  ============



The accompanying notes are an integral part of these financial statements.



                           VIKING CAPITAL GROUP, INC.
                        (A Development Stage Enterprise)

                           CONSOLIDATED BALANCE SHEETS



                      LIABILITIES AND STOCKHOLDERS' DEFICIT
                      -------------------------------------
                                                                   (Unaudited)
                                                                    March 31,     December 31,
                                                                       2000            1999
                                                                  ------------    ------------
CURRENT LIABILITIES
  Accounts payable and accrued expenses                           $    256,630    $    376,671
  Accrued payroll and payroll taxes                                  1,139,909       1,008,748
  Lease obligation, current portion                                     27,881          20,923
  Note payable and accrued interest                                    150,690         219,201
                                                                  ------------    ------------
     Total current liabilities                                       1,575,110       1,625,543
                                                                  ------------    ------------

LONG-TERM DEBT
  Obligations under capital leases, less current portion                10,373          14,389
                                                                  ------------    ------------
     Total liabilities                                               1,585,483       1,639,932
                                                                  ------------    ------------

STOCKHOLDERS' DEFICIT
  Preferred stock $1.00 par value; 50,000,000 shares authorized;
     Series A Preferred Stock $1.00 par value; 2,500,000 shares
        authorized, no shares issued and outstanding                      --              --
     Series AA Preferred Stock $1.00 par value; 6,000,000 shares
        authorized, no shares issued and outstanding                      --              --
  Common stock $0.001 par value; 150,000,000 shares authorized;
     33,892,582 and 32,029,192 issued as of
     March 31, 2000 and December 31, 1999, respectively                 33,892          32,029
  Common stock Class B $0.001 par value; 100,000 shares
     authorized and outstanding                                            100             100
  Paid-in capital                                                    9,723,457       9,197,191
  Deficit accumulated in the development stage                      (9,505,323)     (9,062,318)
                                                                  ------------    ------------
                                                                       252,126         167,002
                                                                  ------------    ------------

  Less treasury stock - 525,625 shares at cost                         (41,206)        (41,206)
  Less stock issued for notes receivable                              (772,034)       (753,034)
                                                                  ------------    ------------

     Total stockholders' deficit                                      (561,114)       (627,238)
                                                                  ------------    ------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                       $  1,024,369    $  1,012,694
                                                                  ============    ============


The accompanying notes are an integral part of these financial statements.



                           VIKING CAPITAL GROUP, INC.
                        (A Development Stage Enterprise)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                 Three months ended March 31, 2000 and 1999 and
           Period from November 12, 1986 (inception) to March 31, 2000



                                                  Three months ended         Period from
                                                       March 31,          November 12, 1986
                                                 2000            1999     to March 31, 2000
                                            ------------    ------------  -----------------
Revenue                                     $     12,393    $       --      $    471,787
Cost of Revenue                                   10,914            --            88,872
                                            ------------    ------------    ------------
Gross Profit                                       1,479            --           382,915
                                            ------------    ------------    ------------

Cost and expenses
   Depreciation and amortization                  15,360          10,106         144,277
   General and administrative expenses           428,412         475,547       9,506,324
                                            ------------    ------------    ------------
       Total cost and expenses                   443,772        (485,653)      9,650,601
                                            ------------    ------------    ------------

   Loss from operations                         (442,293)       (485,653)     (9,267,686)

Other income(expenses)
   Interest income                                 9,691          10,310          94,618
   Interest and penalty expense                   (7,338)         (9,078)       (260,708)
   Other                                          (3,065)         (3,917)        (40,325)
                                            ------------    ------------    ------------
       Total other income(expense)                  (712)         (2,685)       (206,415)
                                            ------------    ------------    ------------

Loss before income taxes                        (443,005)       (488,338)     (9,474,101)

Income tax provision                                --              --               (32)
                                            ------------    ------------    ------------

Net loss                                    $   (443,005)   $   (488,338)   $ (9,474,133)
                                            ============    ============    ============

Loss per common share attributable to
   common stockholders
     Basic                                  $     (0.014)   $     (0.018)


Weighted average common shares outstanding
     Basic                                    32,670,373      27,904,866


The accompanying notes are an integral part of these financial statements.



                           VIKING CAPITAL GROUP, INC.
                        (A Development Stage Enterprise)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                 Three months ended March 31, 2000 and 1999 and
           Period from November 12, 1986 (inception) to March 31, 2000


                                                               Three months ended                  Period from
                                                                     March 31,                  November 12, 1986
                                                               2000             1999            to March 31, 2000
                                                          ------------     ------------         -----------------
Cash flows from operating activities
   Net loss                                               $   (443,005)    $   (488,338)        $   (9,474,133)
   Non-cash charges included in operations
     Allowance for doubtful accounts                                 -                -                 65,062
     Depreciation and amortization                              15,360           10,106                146,277
     Common stock issued for services and interest             145,879          187,551              2,595,406
     Note payable issued for services                                -                -                  3,200
     Note payable issued for interest expense                        -                -                  3,660
     Common stock issued for services and
       accrued expenses, expense reimb.                              -                -                 23,097
     Provision for doubtful notes receivable                         -                -                 54,515
     Common stock issued for interest payable                        -                -                141,296
     Loss on assets                                                  -                -                 15,000
   Changes in assets and liabilities
     Accounts receivable                                         5,174              193                 (8,645)
     Accrued interest receivable                                (3,711)            (283)               (52,888)
     (Increase) in deposits                                          -                                 (31,767)
     (Increase) in other assets                                  5,332            5,024                (52,675)
     (Increase) in notes and other receivables                 (11,968)               -                (11,968)
     Accounts payable and accrued expenses                    (117,099)        (255,156)               380,363
     Accrued payroll and payroll taxes                         131,161          (11,662)             1,050,793
     Advances to stockholder expensed to consulting                  -                -                 57,706
                                                          ------------     ------------          -------------
       Net cash used for operating activities                 (272,877)        (552,565)            (5,095,701)

Cash flows from investing activities
   Capital expenditures                                              -          (49,623)              (837,940)
   Loans made                                                        -          (70,000)              (315,748)
   Loan repayments                                                   -                -                 94,500
   Other                                                             -                -                (15,050)
                                                          ------------     ------------          -------------
       Net cash used for investing activities                        -         (119,623)            (1,074,238)

Cash flows from financing activities
   Stock sale expenses                                               -                -                (11,716)
   Proceeds from sale of common stock                          363,250          706,463              4,532,889
   Proceeds from notes payable                                  40,000                -              2,494,071
   Principal repayments of notes payable                       (84,800)               -               (721,819)
   Principal payments on capital lease obligations                   -           (7,438)               (72,326)
   Proceeds from preferred stock sale                                -                -                 20,000
   Repurchase of preferred stock                                     -                -                (11,319)
   Preferred dividends paid                                          -                -                 (5,834)
                                                          ------------     ------------          -------------
       Net cash provided by financing activities               318,450          699,025              6,223,946

Increase (decrease) in cash                                     45,573           26,837                 54,007


                                  - continued -

The accompanying notes are an integral part of these financial statements.



                           VIKING CAPITAL GROUP, INC.
                        (A Development Stage Enterprise)

                CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued
                                   (Unaudited)
                   Three months ended March 31, 2000 and 1999
         and Period from November 12, 1986 (inception) to March 31, 2000


                                                               Three months ended                 Period from
                                                                     March 31,                  November 12, 1986
                                                               2000             1999            to March 31, 2000
                                                           -----------      -----------         -----------------
Cash at beginning of period                                      8,434           47,506                      -
                                                           -----------      -----------            -----------
Cash at end of period                                      $    54,007      $    74,343            $    54,007
                                                           ===========      ===========            ===========

Cash flow information:
   Interest paid                                           $     7,338      $     9,010            $   110,646
   Income taxes paid                                       $         -      $         -            $        32

Non-cash investing activities:
   Repayment of note receivable - non cash method          $         -      $         -            $    21,000
   Common stock issued for:
     Acquisition of NIAI                                   $         -      $         -            $    10,000
     Acquisition of VISI                                   $         -      $         -            $       434
     Oil lease                                             $         -      $         -            $    40,000

Non-cash financing activities:
   Preferred stock issued for:
     Note payable-related party                            $         -      $         -            $    60,000
     Accrued interest-related party                        $         -      $         -            $     4,500
     Accrued expenses-related party                        $         -      $         -            $    25,500

Common stock issued for:
   Repayment of notes payable                              $         -      $   106,318              1,419,235
   Payment of interest                                     $         -      $     6,872                141,297
   Payment of accounts payable and exp reimbursement       $         -      $         -                 15,000
   Conversion of preferred stock                           $         -      $         -                100,000
   Payment of preferred stock dividend                     $         -      $         -                 25,556
   Notes receivable                                        $    19,000      $   110,222                772,032

Note payable issued for services                           $         -      $         -            $     6,860
Assignment of oil lease in payment of note payable         $         -      $         -            $    40,000

Common stock acquired for conversion of
   note receivable                                         $         -      $         -            $     6,406

Common stock canceled for conversion of
   note receivable                                         $         -      $         -            $     5,600

Additions to equipment under capital leases                $         -      $         -            $   107,631


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

The consolidated interim financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principals ("GAAP") have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the consolidated financial statements and related notes included in the Company's Form 10-KSB as of and for the year ended December 31, 1999.

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


2.  SOFTWARE DEVELOPMENT COSTS

The Company has capitalized certain software development costs in accordance with SFAS No. 86 (see below).

During 1999, the Company began to amortize software costs of $96,962 associated with the development of an e-commerce web-site and web based demonstration software associated with IP Banker and Benefits IP, using an estimated useful life of three years.

Financial Accounting Standard No. 86, "Accounting for the Cost of Computer Software to be Sold, Leased, or Otherwise Marketed", provides for the capitalization of certain costs related to development of computer software products. Capitalized computer software costs include direct labor, labor-related overhead costs and interest. The software will be amortized over its expected useful life of 3 years after it is placed in service. Management periodically evaluates the recoverability, valuation and amortization of capitalized software cost. As part of this review, management considers the undiscounted projected future net earnings. If the undiscounted future net earnings are less than the stated value, software costs will be written down to fair value.


3.  RELATED PARTY TRANSACTIONS

During the current quarter, the Company entered into $35,000 of promissory notes payables with related parties. At March 31, 2000, there were $0 in promissory notes payable with related parties.


4.  OPTIONS ISSUED

During the current quarter, the Company granted 603,752 share options exercisable at $0.45 per share. All of these options are exercisable within one year and expire within one year and were issued in conjunction with common restricted stock sales.

                           VIKING CAPITAL GROUP, INC.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)


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


6.  EVENTS SUBSEQUENT TO MARCH 31, 2000

Subsequent to March 31, 2000, approximately 36,667 share options for common restricted stock were granted. These options are exercisable at the rate of $0.45 per share and are exercisable and expire within one year. Also subsequent to March 31, 2000, the Company issued 73,333 common restricted shares for cash at $0.30 per share and 69,000 common restricted shares for services rendered, valued at $0.30 per share.

Item 2. Management's Discussion and Analysis or Plan of Operations.


Material Changes in Results of Operations

         This Quarterly Report on Form 10-QSB contains certain "forward-looking" statements as such term is defined in the Private Securities Litigation Reform Act of 1995 and information relating to the Company and its subsidiaries that are based on the beliefs of the Company's management as well as assumptions made by and information currently available to the Company's management. When used in this report, the words "anticipate," "believe," "estimate," "expect" and "intend" and words or phrases of similar import, as they relate to the Company or its subsidiaries or Company management, are intended to identify forward-looking statements. Such statements reflect the current risks, uncertainties and assumptions related to certain factors including, without limitations, competitive factors, general economic conditions, customer relations, relationships with vendors, the interest rate environment, governmental regulation and supervision, seasonality, distribution networks, product introductions and acceptance, technological change, changes in industry practices, onetime events and other factors described herein and in other filings made by the company with the Securities and Exchange Commission. Based upon changing conditions, should any one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended. The Company does not intend to update these forward-looking statements.

Prior to and including the current quarter, the Company has been engaged in preparing the necessary business alliances and relationships to fulfill its full plan of operations including both growth through acquisitions of insurance companies and growth through building of technology based revenue streams through non-acquisition methods. The company's plan for non-acquisition revenue growth has focused on its business model of being an application service provider (ASP), formerly referred to as a "service bureau environment", in fee and transaction fee generating areas. These areas consist of internet based banking(IP Banker) , securities trading (IP Trader), human resource/benefit plan information (Benefits IP), life insurance information relevant to policyholders and agents (Universal IP) and direct marketing organizations (IP Marketer).

In support of these goals, the Company has developed software capabilities encompassing various aspects of each of these functions and is currently focused on pursuing bank clients. Sales efforts for bank clients have been hampered due to lack of funds for sales support and financial stability factors required to compete effectively. The Company has also developed strategic partners to handle secure communications and bandwidth needs, implementation requirements, ongoing maintenance, upgrade and training needs. The Company's marketing niche is small to medium sized banks, credit unions, S&L's etc. focusing on their desire to retain their current customer base and enhance fee income in the face of sweeping regulatory changes and increased services based competition primarily from larger institutions. Each service provided by or proposed to be provided by the Company to a bank is added to the basic on-line banking service and marketed through/with our bank client. Our business model generates additional fee income for our clients by sharing fee income generated through the bank depositors' use of different services. The business model has been well received in the marketplace and the Company intends to continue to pursue these customers.

The lack of availability of cash has been a detriment to the Company in two areas. The first area is that insurance company targets have almost exclusively desired a cash purchase and the Company has not been able to move fast enough before a competitor buys a potential target. The second area is that without a larger cash balance, bank customers are not eager to sign contracts for reasons of stability. While a lack of cash has hindered the Company's progress, management does not believe that it will ultimately prevent the Company from moving forward.

Active review of the options for the Company to unlock shareholder value include acquisitions of revenue producing technology companies that fit or complement our business model. Management believes, based upon discussions with potential targets, that a stock acquisition of another company that is currently producing revenue is viable. Technology companies are far more desirous of public company status and are therefore more accepting of a non-cash transaction than insurance companies. This method of growth is acceptable to Viking management. The Company is actively reviewing acquisition candidates as the most expedient way to increase shareholder value and move the Company forward. The Company has also considered the spin-off of one or more of its subsidiaries to unlock shareholder value.

Material Changes in Financial Condition, Liquidity and Capital Resources

The Company is pursuing and intends to continue to pursue its full business plan. On the insurance acquisition front, the Company continues to be solicited, and continues to entertain such solicitations, by various state and local government entities to place future acquired insurance company administrative operations in their state or local area. The Company is seeking economic incentive packages in the $20 to $30 million range in incentives and grants from such entities. It is anticipated that this administrative business will employ between 1,200 and 1,450 people. The Company has also been solicited by various money managers to manage our future insurance company portfolios. The Company has currently required that soliciting money managers must also be willing to take an equity position in the Company. Such discussions are ongoing. If the Company is successful in implementing its plan of operations, the Company will be required to lease, acquire, or construct significant additional facilities and equipment and hire substantial additional employees to carry out such operations.

In connection with its efforts to attract capital and implement its plan of business, the Company incurred losses for the quarters ended March 31, 2000 and 1999, of $443,005 and $488,338 respectively. The Company generated $12,393 in revenue related to the sale of Video Conferencing PCs and a specialty Multimedia board for PCs. The decrease in losses for the current quarter was due primarily to decreased consulting costs reflecting attempts to reduce costs overall.

At March 31, 2000, the Company had cash on hand of $54,007, current assets of $131,442 including cash and $8,850 in accounts receivable, total assets of $1,024,369 and liabilities totaling $567,923 excluding accrued officer's salary of $1,017,560. After March 31, 2000 the Company received additional cash in the amount of $22,000 via private sale of restricted common stock. The Company anticipates that the funds on hand will not sustain current operations beyond the next six months and are not sufficient to implement any of the Company's full plan of operations. Accordingly, in order to sustain operations past such period and to implement the Company's full plan of operations, the Company must secure additional funds. There can be no degree of assurance that the Company will be successful in securing additional funds. If the Company is successful in implementing its full plan of operations, the Company will be required to lease, acquire or construct significant additional facilities and equipment and hire substantial additional employees to carry out such operations.

                           PART II - OTHER INFORMATION

Item 2. Changes in Securities

Prior to and during the quarter ended March 31, 2000, the Company sold common restricted shares (Class A Common) in a private placement under exemption from registration under the Securities Act pursuant to Section 4(2) and Regulation D, Rule 506. Sales have been made to accredited investors only. On November 2, 1999 the first sale of this private placement of up to $500,000 was consummated. As of 5/08/00, $500,000 of this private placement have been sold representing 1,666,667 common restricted shares at $0.30 per share and options to purchase an additional 833,333 common restricted shares at $0.45 per share or 1.5 times the original price paid for the common restricted shares. In summary for the quarter, 1,207,499 common restricted shares were purchased for cash, 555,891 common restricted shares were issued for services rendered at values ranging from $0.25 per share to $0.30 per share and 100,000 common restricted shares were purchased pursuant to exercise of an option at $0.20 per share. These shares were issued under exemption from registration pursuant to Section 4(2) and/or Regulation D, Rule 506.



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



                                           VIKING CAPITAL GROUP, INC.

Dated: May 12,  2000                      By:  /s/  William J. Fossen
                                               ---------------------------------
                                                    William J. Fossen, President


Dated: May 12, 2000                       By:  /s/   Matthew W. Fossen
                                               ---------------------------------
                                                     Matthew W. Fossen
                                                     Chief Financial Officer