Form 10QSB
period 2000-06-30
VIKING CAPITAL GROUP INC
filed 2000-08-10
CIK 886093

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                       For the period ended June 30, 2000

                                       OR

[ ] TRANSITION  REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
    EXCHANGE ACT OF 1934
                     For the transition period from ____ to ____

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
(Former name, former address and former fiscal year, if changed since last report)

         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                                      ---   ---
As of June 30, 2000, approximately 33,638,865 shares of Common Stock of the issuer were outstanding. As of June 30, 2000, 100,000 shares of Class B Common Stock of the issuer were outstanding.

                           VIKING CAPITAL GROUP, INC.

                                      INDEX

                                                                          Page
                                                                          Number
                                                                          ------
PART I - FINANCIAL INFORMATION

  Item 1. Financial Statements

    Consolidated Balance Sheets - June 30, 2000 and December 31, 1999         3

    Consolidated Statements of Operations - For the three months ended
    June 30, 2000 and 1999, and for the period from inception
    (November 12, 1986) to June 30, 2000                                      5

    Consolidated  Statements  of Operations - For the six months ended
    June 30, 2000 and 1999, and for the period from inception
    (November 12, 1986) to June 30, 2000                                      6

    Consolidated  Statements  of Cash Flows - For the six months ended
    June 30, 2000 and 1999, and for the period from inception
    (November 12, 1986) to June 30, 2000                                      7

    Notes to Consolidated Condensed Financial Statements                      9


  Item 2. Management's Discussion and Analysis or Plan of Operations.        11


PART II - OTHER INFORMATION

  Item 5. Other Information                                                  13
  Item 6. Exhibits                                                           13


SIGNATURES                                                                   15
EXHIBITS                                                                     16



                           VIKING CAPITAL GROUP, INC.
                        (A Development Stage Enterprise)

                           CONSOLIDATED BALANCE SHEETS



                                     ASSETS
                                     ------
                                                             (Unaudited)

                                                              June 30,   December 31,
                                                                2000         1999
                                                             ----------   ----------
CURRENT ASSETS

  Cash                                                       $   15,372   $    8,434
  Accounts receivable                                             7,674       14,024
  Notes and other accounts receivable and accrued interest       72,704       76,617
                                                             ----------   ----------
     Total current assets                                        95,750       99,075
                                                             ----------   ----------

OFFICE FURNITURE, EQUIPMENT, SOFTWARE AND
CAPITALIZED SOFTWARE DEVELOPMENT COSTS                          794,279      823,260

OTHER ASSETS                                                     85,027       90,359
                                                             ----------   ----------

TOTAL ASSETS                                                 $  975,056   $1,012,694
                                                             ==========   ==========







The accompanying notes are an integral part of these financial statements.



                           VIKING CAPITAL GROUP, INC.
                        (A Development Stage Enterprise)

                           CONSOLIDATED BALANCE SHEETS



                      LIABILITIES AND STOCKHOLDERS' DEFICIT
                      -------------------------------------
                                                                               (Unaudited)

                                                                                June 30,        December 31,
                                                                                   2000             1999
                                                                              ------------      -----------
CURRENT LIABILITIES
  Accounts payable and accrued expenses                                       $    380,216      $   463,997
  Accrued officer's payroll                                                      1,104,221          921,422
  Lease obligation, current portion                                                 13,533           20,923
  Note payable and accrued interest                                                231,121          219,201
                                                                              ------------      -----------
     Total current liabilities                                                   1,729,091        1,625,543
                                                                              ------------      -----------

LONG-TERM DEBT
  Obligations under capital leases, less current portion                             5,886           14,389
                                                                              ------------      -----------
     Total liabilities                                                           1,734,977        1,639,932
                                                                              ------------      -----------

STOCKHOLDERS' DEFICIT
  Preferred stock $1.00 par value; 50,000,000 shares authorized;
     Series A Preferred Stock $1.00 par value; 2,500,000 shares
        authorized, no shares issued and outstanding                                     -                -
     Series AA Preferred Stock $1.00 par value; 6,000,000 shares
        Authorized, no shares issued and outstanding                                     -                -
  Common stock $0.001 par value; 150,000,000 shares authorized;
     34,164,490 and 32,029,192 issued as of June 30, 2000
     and December 31, 1999, respectively                                            34,164           32,029
  Common stock Class B $0.001 par value; 100,000 shares
     authorized and outstanding                                                        100              100
  Paid-in capital                                                                9,792,133        9,197,191
  Deficits accumulated in the development stage                                 (9,773,078)      (9,062,318)
                                                                              ------------      -----------
                                                                                    53,319          167,002
                                                                              ------------      -----------

  Less treasury stock - 525,625 shares at cost                                     (41,206)         (41,206)
                                                                              ------------      -----------
  Less stock issued for notes receivable                                          (772,034)        (753,034)
                                                                              ------------      -----------

     Total stockholders' deficit                                                  (759,921)        (627,238)
                                                                              -------------     -----------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                   $    975,056      $ 1,012,694
                                                                              ============      ===========




   The accompanying notes are an integral part of these financial statements.



                           VIKING CAPITAL GROUP, INC.
                        (A Development Stage Enterprise)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                  Three months ended June 30, 2000 and 1999 and
           Period from November 12, 1986 (inception) to June 30, 2000


                                                   Three months ended               Period from
                                                        June 30,                  November 12, 1986
                                                  2000            1999            to June 30, 2000
                                             ------------    ------------         ----------------
Revenue                                      $      2,674    $       --             $    475,060
Cost of Revenue                                     2,451            --                   91,324
                                             ------------    ------------           ------------
Gross Profit                                          223            --                  383,736
                                             ------------    ------------           ------------

Cost and expenses
   Depreciation and amortization                   13,622          11,686                159,899
   General and administrative expenses            256,956         487,205              9,761,281
                                             ------------    ------------           ------------
       Total cost and expenses                    270,578         498,891              9,921,180
                                             ------------    ------------           ------------

   Loss from operations                          (270,355)       (498,891)            (9,537,444)

Other income(expenses)
   Interest income                                  9,123          12,917                103,742
   Interest and penalty expense                    (6,523)         (5,764)              (267,405)
   Other                                             --             6,000                (40,750)
                                             ------------    ------------           ------------
       Total other income(expense)                  2,600          13,153               (204,413)
                                             ------------    ------------           ------------

Loss before income taxes                         (267,755)       (485,738)            (9,741,857)

Income tax provision                                 --              --                      (32)
                                             ------------    ------------           ------------

Net loss                                     $   (267,755)   $   (485,738)          $ (9,741,889)
                                             ============    ============           ============

Loss per common share attributable to
   common stockholders
     Basic and Fully Diluted                       $(.008)         $(.016)


Weighted average common shares outstanding     33,532,064      29,434,226





   The accompanying notes are an integral part of these financial statements.



                           VIKING CAPITAL GROUP, INC.
                        (A Development Stage Enterprise)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                   Six months ended June 30, 2000 and 1999 and
           Period from November 12, 1986 (inception) to June 30, 2000


                                                    Six months ended              Period from
                                                        June 30,                November 12, 1986
                                                  2000            1999          to June 30, 2000
                                             ------------    ------------       ----------------
Revenue                                      $     15,666    $       --           $    475,060
Cost of Revenue                                    13,366            --                 91,324
                                             ------------    ------------         ------------
Gross Profit                                        2,300            --                383,736
                                             ------------    ------------         ------------

Cost and expenses
   Depreciation and amortization                   28,982          21,792              159,899
   General and administrative expenses            685,369         964,359            9,761,281
                                             ------------    ------------         ------------
       Total cost and expenses                    714,351         986,152            9,921,180
                                             ------------    ------------         ------------

   Loss from operations                          (712,051)       (986,152)          (9,537,444)

Other income(expenses)
   Interest income                                 18,815          23,227              103,742
   Interest and penalty expense                   (14,035)        (14,774)            (267,405)
   Other                                           (3,490)          1,914              (40,750)
                                             ------------    ------------         ------------
       Total other income(expense)                  1,290          10,367             (204,413)
                                             ------------    ------------         ------------

Loss before income taxes                         (710,761)       (975,785)          (9,741,857)

Income tax provision                                 --              --                    (32)
                                             ------------    ------------         ------------

Net loss                                     $   (710,761)   $   (975,785)        $ (9,741,889)
                                             ============    ============         ============

Loss per common share attributable to
   common stockholders
     Basic and Fully Diluted                       $(.022)         $(.033)


Weighted average common shares outstanding     33,101,871      29,434,226





The accompanying notes are an integral part of these financial statements.



                           VIKING CAPITAL GROUP, INC.
                        (A Development Stage Enterprise)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                   Six months ended June 30, 2000 and 1999 and
           Period from November 12, 1986 (inception) to June 30, 2000


                                                                  Six months ended                 Period from
                                                                      June 30,                  November 12, 1986
                                                               2000             1999            to June 30, 2000
                                                          ------------     ------------         ----------------
Cash flows from operating activities
   Net loss                                               $   (710,761)    $   (975,785)        $   (9,741,889)
   Non-cash charges included in operations
     Allowance for doubtful accounts                                                                    65,062
     Depreciation and amortization                              28,982           21,792                159,899
     Common stock issued for services and interest             167,629          231,169              2,454,342
     Note payable issued for services                                -                -                  6,860
     Common stock issued for services and
       accrued expenses                                              -                -                187,672
     Provision for doubtful notes receivable                         -                -                 52,754
     Common stock issued for interest payable                        -                -                141,296
     Loss on assets                                                  -                -                 15,000
     Advances to stockholder expensed to consulting                  -                -                 57,706
   Changes in assets and liabilities
     Accounts receivable                                         6,350              193                 (7,469)
     Accrued interest receivable                               (16,087)          16,537                (65,264)
     Deposits                                                        -                -                (31,767)
     Other assets                                                5,332           15,147                (52,675)
     Accounts payable and accrued expenses                     (63,650)        (241,867)               433,812
     Accrued payroll and payroll taxes                         169,587          136,611              1,089,219
                                                          ------------     ------------          -------------
       Net cash used for operating activities                 (412,618)        (795,933)            (5,235,442)

Cash flows from investing activities
   Capital expenditures                                              -          (66,433)              (837,940)
   Loans made                                                        -          (77,500)              (315,748)
   Loan repayments                                                   -            8,200                 94,500
   Other                                                             -                -                (15,050)
                                                          ------------     ------------          -------------
       Net cash used for investing activities                        -         (135,733)            (1,074,238)

Cash flows from financing activities
   Stock sale expenses                                               -                -                (11,716)
   Proceeds from sale of common stock                          405,249          897,862              4,574,888
   Proceeds from notes payable                                 120,199            5,000              2,574,270
   Principal repayments of notes payable                       (89,999)          (6,822)              (727,018)
   Principal payments on capital lease obligations             (15,893)          (5,934)               (88,219)
   Proceeds from preferred stock sale                                -                -                 20,000
   Repurchase of preferred stock                                     -                -                (11,319)
   Preferred dividends paid                                          -                -                 (5,834)
                                                          ------------     ------------          -------------
       Net cash provided by financing activities               419,556          890,106              6,325,052

Increase (decrease) in cash                                      6,938          (41,560)                15,372


                                  - continued -

The accompanying notes are an integral part of these financial statements.



                           VIKING CAPITAL GROUP, INC.
                        (A Development Stage Enterprise)

                CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued
                                   (Unaudited)
                     Six months ended June 30, 2000 and 1999
         and Period from November 12, 1986 (inception) to June 30, 2000

                                                                  Six months ended                 Period from
                                                                      June 30,                  November 12, 1986
                                                               2000             1999            to June 30, 2000
                                                         -------------    -------------         ----------------

Cash at beginning of period                                      8,434           47,506                      -
                                                         -------------    -------------          -------------
Cash at end of period                                    $      15,372    $       5,946          $      15,372
                                                         =============    =============          =============

Cash flow information:
   Interest paid                                           $     9,361      $    14,774            $   112,669
   Income taxes paid                                       $         -      $         -            $        32

Non-cash investing activities:
   Repayment of note receivable - non cash method          $         -      $         -            $    21,000
   Common stock issued for:
     Acquisition of Triple A                               $         -      $         -            $         -
     Acquisition of NIAI                                   $         -      $         -            $    10,000
     Acquisition of VISI                                   $         -      $         -            $       434
     Oil lease                                             $         -      $         -            $    40,000

Non-cash financing activities:
   Preferred stock issued for:
     Note payable-related party                            $         -      $         -            $    60,000
     Accrued interest-related party                        $         -      $         -            $     4,500
     Accrued expenses-related party                        $         -      $         -            $    25,500

Common stock issued for:
   Repayment of notes payable                              $     5,199      $   151,318            $ 1,424,434
   Payment of interest                                     $        49      $    11,574            $   141,346
   Payment of accounts payable and exp reimbursement       $         -      $         -            $    15,000
   Conversion of preferred stock                           $         -      $         -            $   100,000
   Payment of preferred stock dividend                     $         -      $         -            $    25,556
   Notes Receivable                                        $         -      $   123,972            $   753,034
   Equipment                                               $         -      $         -            $    25,000

Note payable issued for services                           $         -      $         -            $     6,860
Assignment of oil lease in payment of note payable         $         -      $         -            $    40,000

Common stock acquired for conversion of
   note receivable                                         $         -      $         -            $     6,406

Common stock canceled for conversion of
   note receivable                                         $         -      $         -            $     5,600

Additions to equipment under capital leases                $         -      $         -            $   107,631



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

During 1999, the Company began to amortize software costs of $96,962 associated with the development of an e-commerce web-site and web based demonstration software associated with IP Banker and Benefits IP, using an estimated useful life of three years. The remaining software development costs of $666,767 will be amortized over three years when placed in service. However, management periodically evaluates the recoverability, valuation and amortization of capitalized software cost and may begin amortizing such costs prior to placement into service.

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

3.  RELATED PARTY TRANSACTIONS

During the current quarter, the Company entered into $20,000 of promissory notes payables with related parties. At June 30, 2000, there were $20,000 in promissory notes payable with related parties.

4.  OPTIONS ISSUED

During the current quarter, the Company granted 36,667 common restricted share options exercisable at $0.45 per share. All of these options are exercisable within one year and expire within one year and were issued in conjunction with common restricted stock sales. The company also issued 26,241 common restricted share options exercisable at $0.30 per share. These options are exercisable and expire within one year and were issued in conjunction with the conversion of a promissory note.

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

6.  EVENTS SUBSEQUENT TO JUNE 30, 2000

Subsequent to June 30, 2000, approximately sixteen hundred common restricted shares were issued in connection with a promissory note. The Company also reserved shares for performance based options for one million five hundred thousand common restricted shares. These options are to be exercisable only upon the occurrence of certain financial events should they occur within one year. If and when the options become exercisable, they will expire within two years and are exercisable at the rate of one dollar per share.

Item 2. Management's Discussion and Analysis or Plan of Operations.

This Quarterly Report on Form 10-QSB contains certain "forward-looking" statements as such term is defined in the Private Securities Litigation Reform Act of 1995 and information relating to the Company and its subsidiaries that are based on the beliefs of the Company's management as well as assumptions made by and information currently available to the Company's management. When used in this report, the words "anticipate," "believe," "estimate," "expect" and "intend" and words or phrases of similar import, as they relate to the Company or its subsidiaries or Company management, are intended to identify forward-looking statements. Such statements reflect the current risks, uncertainties and assumptions related to certain factors including, without limitations, changes or anticipated changes in regulatory environments, competitive factors, general economic conditions, customer relations, relationships with vendors, the interest rate environment, governmental regulation and supervision, seasonality, distribution networks, product introductions and acceptance, technological change, changes in industry practices, onetime events and other factors described herein and in other filings made by the company with the Securities and Exchange Commission. Based upon changing conditions, should any one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended. The Company does not intend to update these forward-looking statements.

Material Changes in Results of Operations

The current and prior quarter's activities have been focused on reducing operating costs and continuing efforts to explore growth through acquisition. Management is using more than one source for potential candidates and believes that an acquisition will result from such activities.

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

Management is actively considering options for the Company including acquisitions of revenue producing technology companies, with stock, that fit or complement our business model. Other companies may be considered if management believes that its assets or contracts, for example, would enhance the Company's ability to generate revenues and raise additional capital. Management believes, based upon discussions with potential targets, that a stock acquisition of another company that is currently producing revenue is viable. Technology companies are far more desirous of public company status and are therefore more accepting of a non-cash transaction than insurance companies. This method of growth is acceptable to Viking management. The Company is actively reviewing acquisition candidates as the most expedient way to move the Company forward. The Company has also considered the spin-off of one or more of its subsidiaries to unlock shareholder value.

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

Material Changes in Financial Condition, Liquidity and Capital Resources

In connection with its efforts to attract capital and implement its plan of business, the Company incurred losses for the quarters ended June 30, 2000 and 1999, of $267,755 and $485,738 respectively. The reduction in cost is due primarily to reduced costs associated with employees, consultants, and contractors. The Company generated $2,674 in revenue related to the sale of Video Conferencing PCs and a specialty Multimedia board for PCs in the quarter ended June 30, 2000 versus $0.00 for the same period in 1999. The Company is continuing its efforts at overall cost reduction.

At June 30, 2000, the Company had cash on hand of $15,372, current assets of $95,750 including cash and $7,674 in accounts receivable, total assets of $975,056 and liabilities totaling $630,756 excluding accrued officer's salary of $1,104,221. The Company anticipates that the funds on hand will not sustain current operations beyond the first six months and are not sufficient to implement any of the Company's full plan of operations. Accordingly, in order to sustain operations past such period and to implement the Company's full plan of operations, the Company must secure additional funds. There can be no degree of assurance that the Company will be successful in securing additional funds. If the Company is successful in implementing its full plan of operations, the Company will be required to lease, acquire or construct significant additional facilities and equipment and hire substantial additional employees to carry out such operations.

                           PART II - OTHER INFORMATION

Item 2. Changes in Securities

Prior to and during the quarter ended June 30, 2000, the Company sold common restricted shares (Class A Common) in a private placement under exemption from registration under the Securities Act pursuant to Section 4(2) and Regulation D, Rule 506. Sales have been made to accredited investors only. On November 2, 1999 the first sale of this private placement of up to $500,000 was consummated. As of 5/08/00, $500,000 of this private placement have been sold representing 1,666,667 common restricted shares at $0.30 per share and options to purchase an additional 833,333 common restricted shares at $0.45 per share or 1.5 times the original price paid for the common restricted shares. In summary for the current quarter, 173,333 common restricted shares were purchased for cash, 72,334 common restricted shares were issued for services rendered at $0.30 per share and 26,241 common restricted shares were purchased pursuant to conversion of a promissory note. These shares were issued under exemption from registration pursuant to Section 4(2) and/or Regulation D, Rule 506.

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

                                                 VIKING CAPITAL GROUP, INC.

Dated: August 8,  2000                           By:  /s/ William J. Fossen
                                                 -------------------------------
                                                 William J. Fossen, President


Dated: August 8, 2000                            By:  /s/ Matthew W. Fossen
                                                 -------------------------------
                                                 Matthew W. Fossen
                                                 Chief Financial Officer