Form 10QSB
period 2000-09-30
VIKING CAPITAL GROUP INC
filed 2000-11-13
CIK 886093

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES  EXCHANGE
    ACT OF 1934

                     For the period ended September 30, 2000

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


              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

As of September 30, 2000, approximately 35,294,066 shares of Common Stock of the issuer were outstanding. As of September 30, 2000, 100,000 shares of Class B Common Stock of the issuer were outstanding.

                           VIKING CAPITAL GROUP, INC.



                                      INDEX

                                                                          Page
                                                                          Number
                                                                          ------
PART I - FINANCIAL INFORMATION

  Item 1. Financial Statements

     Consolidated Balance Sheets - September 30, 2000(unaudited) and
      December 31, 1999                                                        3

     Consolidated Statements of Operations(unaudited) - For the three months ended September 30, 2000 and 1999, and for the period from
      inception (November 12, 1986) to September 30, 2000                      5

     Consolidated Statements of  Operations(unaudited) - For the nine months ended September 30, 2000 and 1999, and for the period from
      inception (November 12, 1986) to September 30, 2000                      6

     Consolidated  Statements of Cash Flows(unaudited) - For the nine months ended September 30, 2000 and 1999, and for the period from
      inception(November 12, 1986) to September 30, 2000                       7

     Notes to Consolidated Condensed Financial Statements(unaudited)           9


  Item 2. Management's Discussion and Analysis or Plan of Operations.         11


PART II - OTHER INFORMATION

  Item 2. Changes in Securities                                               13

  Item 5. Other Information                                                   13
  Item 6.  Exhibits and Reports                                               13


SIGNATURES                                                                    15
EXHIBITS                                                                      16



                         PART I - FINANCIAL INFORMATION


Item 1. Financial Statements


                           VIKING CAPITAL GROUP, INC.
                        (A Development Stage Enterprise)

CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                     ------
                                                              (Unaudited)

                                                             September 30,    December 31,
                                                                   2000            1999
                                                             -------------   -------------
CURRENT ASSETS

  Cash                                                       $       6,323   $       8,434
  Accounts receivable                                                 --            14,024
  Notes and other accounts receivable and accrued interest         101,329          76,617
                                                             -------------   -------------
     Total current assets                                          107,652          99,075
                                                             -------------   -------------

OFFICE FURNITURE, EQUIPMENT, SOFTWARE AND
CAPITALIZED SOFTWARE DEVELOPMENT COSTS, NET                        722,060         823,260

OTHER ASSETS                                                        85,027          90,359
                                                             -------------   -------------

TOTAL ASSETS                                                 $     914,739   $   1,012,694
                                                             ==============  =============







   The accompanying notes are an integral part of these financial statements.



                           VIKING CAPITAL GROUP, INC.
                        (A Development Stage Enterprise)

                           CONSOLIDATED BALANCE SHEETS



                      LIABILITIES AND STOCKHOLDERS' DEFICIT
                      -------------------------------------
                                                                         (Unaudited)

                                                                        September 30,   December 31,
                                                                             2000            1999
                                                                        ------------    ------------
CURRENT LIABILITIES
  Accounts payable and accrued expenses                                 $    385,764    $    463,997
  Accrued officers' payroll                                                1,203,299         921,422
  Lease obligation, current portion                                           14,090          20,923
  Note payable and accrued interest                                          268,670         219,201
                                                                        ------------    ------------
     Total current liabilities                                             1,871,823       1,625,543
                                                                        ------------    ------------

LONG-TERM DEBT
  Obligations under capital leases, less current portion                       1,703          14,389
                                                                        ------------    ------------
     Total liabilities                                                     1,873,526       1,639,932
                                                                        ------------    ------------


STOCKHOLDERS' DEFICIT
  Preferred stock $1.00 par value; 50,000,000 shares authorized;
     Series A Preferred Stock $1.00 par value; 2,500,000 shares
        authorized, no shares issued and outstanding                            --              --
     Series AA Preferred Stock $1.00 par value; 6,000,000 shares
        authorized, no shares issued and outstanding                            --              --
  Common stock $0.001 par value; 150,000,000 shares authorized;
     35,819,691 and 32,029,192 issued and outstanding as of September
     30, 2000 and December 31, 1999, respectively                             35,819          32,029
  Common stock Class B $0.001 par value; 100,000 shares
     authorized and outstanding                                                  100             100
  Paid-in capital                                                         10,147,648       9,197,191
  Deficits accumulated in the development stage                          (10,269,114)     (9,062,318)
                                                                        ------------    ------------
                                                                             (85,547)        167,002

  Less treasury stock - 525,625 shares at cost                               (41,206)        (41,206)
  Less stock issued for notes receivable                                    (832,034)       (753,034)
                                                                        ------------    ------------

     Total stockholders' deficit                                            (958,787)       (627,238)
                                                                        ------------    ------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                             $    914,739    $  1,012,694
                                                                        ============    ============




   The accompanying notes are an integral part of these financial statements.



                           VIKING CAPITAL GROUP, INC.
                        (A Development Stage Enterprise)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
               Three months ended September 30, 2000 and 1999 and
        Period from November 12, 1986 (inception) to September 30, 2000

                                                   Three months ended            Period from
                                                      September 30,            November 12, 1986
                                                  2000            1999       to September 30, 2000
                                             ------------    ------------    ---------------------
Revenue                                      $       --      $       --           $    475,060
Cost of Revenue                                      --              --                 91,324
                                             ------------    ------------         ------------
Gross Profit                                         --              --                383,736
                                             ------------    ------------         ------------

Cost and expenses
   Depreciation and amortization                   72,219          12,164              232,118
   General and administrative expenses            415,988         383,034           10,177,269
                                             ------------    ------------         ------------
       Total cost and expenses                    488,207         395,198           10,409,387
                                             ------------    ------------         ------------

   Loss from operations                          (488,207)       (395,198)         (10,025,651)

Other income(expenses)
   Interest income                                    767          12,903              104,509
   Interest and penalty expense                    (7,846)         (8,453)            (275,251)
   Other                                             (751)         (1,288)             (41,501)
                                             ------------    ------------         ------------
       Total other income(expense)                 (7,830)          3,162             (212,243)
                                             ------------    ------------         ------------

Loss before income taxes                         (496,037)       (392,036)         (10,237,894)

Income tax provision                                 --              --                    (32)
                                             ------------    ------------         ------------

Net loss                                     $   (496,037)   $   (392,036)        $(10,237,926)
                                             ============    ============         ============

Loss per common share attributable to
   common stockholders
     Basic and Fully Diluted                 $      (.014)   $      (.013)


Weighted average common shares outstanding     34,356,323      30,068,565




   The accompanying notes are an integral part of these financial statements.




                           VIKING CAPITAL GROUP, INC.
                        (A Development Stage Enterprise)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                Nine months ended September 30, 2000 and 1999 and
        Period from November 12, 1986 (inception) to September 30, 2000

                                                   Nine  months ended             Period from
                                                      September 30,            November 12, 1986
                                                  2000            1999       to September 30, 2000
                                             ------------    ------------    ---------------------

Revenue                                      $     15,666    $       --           $    475,060
Cost of Revenue                                    13,366            --                 91,324
                                             ------------    ------------         ------------
Gross Profit                                        2,300            --                383,736
                                             ------------    ------------         ------------

Cost and expenses
   Depreciation and amortization                  101,201          33,955              232,118
   General and administrative expenses          1,101,356       1,345,686           10,177,269
                                             ------------    ------------         ------------
       Total cost and expenses                  1,202,557       1,379,641           10,409,387
                                             ------------    ------------         ------------

   Loss from operations                        (1,200,257)     (1,379,641)         (10,025,651)

Other income(expenses)
   Interest income                                 19,582          36,130              104,509
   Interest and penalty expense                   (21,707)        (23,227)            (275,251)
   Other                                           (4,415)            625              (41,501)
                                             ------------    ------------         ------------
       Total other income(expense)                 (6,540)         13,528             (212,243)
                                             ------------    ------------         ------------

Loss before income taxes                       (1,206,797)     (1,366,113)         (10,237,894)

Income tax provision                                 --              --                    (32)
                                             ------------    ------------         ------------

Net loss                                     $ (1,206,797)   $ (1,366,113)        $(10,237,926)
                                             ============    ============         ============

Loss per common share attributable to
   common stockholders
     Basic and Fully Diluted                 $      (.036)   $      (.047)


Weighted average common shares outstanding     33,520,759      29,014,228





   The accompanying notes are an integral part of these financial statements.



                           VIKING CAPITAL GROUP, INC.
                        (A Development Stage Enterprise)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                Nine months ended September 30, 2000 and 1999 and
        Period from November 12, 1986 (inception) to September 30, 2000

                                                               Nine months ended             Period from
                                                                 September 30,            November 12, 1986
                                                             2000            1999       to September 30, 2000
                                                        ------------    ------------    ---------------------
Cash flows from operating activities
   Net loss                                             $ (1,206,797)   $ (1,366,113)        $(10,237,926)
   Non-cash charges included in operations
     Allowance for doubtful accounts/bad debt expense           --              --                 65,062
     Depreciation and amortization                           101,201          33,955              232,118
     Common stock issued for services and interest           319,799         274,839            2,606,512
     Note payable issued for services                           --              --                  6,860
     Common stock issued for services and
       accrued expenses                                         --              --                187,672
     Provision for doubtful notes receivable                    --              --                 52,754
     Common stock issued for interest payable                   --              --                141,296
     Loss on assets                                             --              --                 15,000
     Advances to stockholder expensed to consulting             --              --                 57,706
   Changes in assets and liabilities
     Accounts receivable                                      14,024           5,193                  205
     Accrued interest receivable                              15,288         (23,811)             (33,889)
     Deposits                                                   --              --                (31,767)
     Other assets                                              5,332         (14,686)             (52,675)
     Accounts payable and accrued expenses                   (71,265)       (116,283)             426,197
     Accrued payroll and payroll taxes                       281,877         254,232            1,201,510
                                                        ------------    ------------         ------------
       Net cash used for operating activities               (540,541)       (952,674)          (5,363,365)

Cash flows from investing activities
   Capital expenditures                                         --          (166,982)            (837,940)
   Loans made                                                (60,000)        (77,500)            (375,748)
   Loan repayments                                              --             8,200               94,500
   Other                                                        --              --                (15,050)
                                                        ------------    ------------         ------------
       Net cash used for investing activities                (60,000)       (236,282)          (1,134,238)

Cash flows from financing activities
   Stock sale expenses                                          --              --                (11,716)
   Proceeds from sale of common stock                        535,249       1,119,751            4,704,888
   Proceeds from notes payable                               178,000          76,800            2,632,071
Principal repayments of notes payable                        (95,300)        (11,322)            (732,319)
   Principal payments on capital lease obligations           (19,519)         (8,889)             (91,845)
   Proceeds from preferred stock sale                           --              --                 20,000
   Repurchase of preferred stock                                --              --                (11,319)
   Preferred dividends paid                                     --              --                 (5,834)
                                                        ------------    ------------         ------------
       Net cash provided by financing activities             598,430       1,176,340            6,503,926

Increase (decrease) in cash                                   (2,111)        (12,616)               6,323



                                  - continued -

   The accompanying notes are an integral part of these financial statements.



                           VIKING CAPITAL GROUP, INC.
                        (A Development Stage Enterprise)

                CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued
                                   (Unaudited)
                Nine months ended September 30, 2000 and 1999 and
        Period from November 12, 1986 (inception) to September 30, 2000

                                                          Nine months ended           Period from
                                                            September 30,          November 12, 1986
                                                          2000         1999      to September 30, 2000
                                                       ----------   ----------   ---------------------
Cash at beginning of period                                 8,434       47,506              --
                                                       ----------   ----------        ----------
Cash at end of period                                  $    6,323   $   34,890        $    6,323
                                                       ==========   ==========        ==========

Cash flow information:
   Interest paid                                       $   13,459   $   23,227        $  116,767
   Income taxes paid                                   $     --     $     --          $       32

Non-cash investing activities:
   Repayment of note receivable - non cash method      $     --     $     --          $   21,000
   Common stock issued for:
     Acquisition of Triple A                           $     --     $     --          $     --
     Acquisition of NIAI                               $     --     $     --          $   10,000
     Acquisition of VISI                               $     --     $     --          $      434
     Oil lease                                         $     --     $     --          $   40,000

Non-cash financing activities:
   Preferred stock issued for:
     Note payable-related party                        $     --     $     --          $   60,000
     Accrued interest-related party                    $     --     $     --          $    4,500
     Accrued expenses-related party                    $     --     $     --          $   25,500

Common stock issued for:
   Repayment of notes payable                          $   20,198   $  158,818        $1,439,433
   Payment of interest                                 $    1,825   $   12,474        $  143,122
   Payment of accounts payable and exp reimbursement   $     --     $     --          $   15,000
   Conversion of preferred stock                       $     --     $     --          $  100,000
   Payment of preferred stock dividend                 $     --     $     --          $   25,556
   Notes Receivable                                    $   79,000   $  123,972        $  832,032
   Equipment                                           $     --     $     --          $   25,000

Note payable issued for services                       $     --     $     --          $    6,860
Assignment of oil lease in payment of note payable     $     --     $     --          $   40,000

Common stock acquired for conversion of
   note receivable                                     $     --     $     --          $    6,406

Common stock canceled for conversion of
   note receivable                                     $     --     $     --          $    5,600

Additions to equipment under capital leases            $     --     $     --          $  107,631




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

In the opinion of management, the unaudited interim consolidated financial statements of the Company contain all adjustments, consisting only of those of a normal recurring nature, necessary to present fairly the Company's financial position and the results of its operations and cash flows for the periods presented. The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions. Such estimates and assumptions affect the reported amounts of assets and liabilities, as well as the disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

2.  SOFTWARE DEVELOPMENT COSTS

The Company has capitalized certain software development costs in accordance with SFAS No. 86 (see below).

During 1999, the Company began to amortize software costs of $96,962 associated with the development of an e-commerce web-site and web based demonstration software associated with IP Banker and Benefits IP, using an estimated useful life of three years. The remaining software development costs of $666,767 incurred for the Company's technical architecture/integrator are being amortized over three years beginning in the third quarter of 2000.

Financial Accounting Standard No. 86, "Accounting for the Cost of Computer Software to be Sold, Leased, or Otherwise Marketed", provides for the capitalization of certain costs related to development of computer software products. Capitalized computer software costs include direct labor, labor-related overhead costs and interest. The software is being amortized over its expected useful life of 3 years. Management periodically evaluates the recoverability, valuation and amortization of capitalized software cost. As part of this review, management considers the undiscounted projected future net earnings. If the undiscounted future net earnings are less than the stated value, software costs will be written down to fair value.

                           VIKING CAPITAL GROUP, INC.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

3.  RELATED PARTY TRANSACTIONS

During the third quarter of 2000, promissory notes totaling $20,000.00 were entered into with related parties. The notes each bear interest of 12%, are due upon demand, and are currently outstanding.

4.  OPTIONS ISSUED

During the first quarter of 2000, the Company granted 603,752 share options exercisable at $0.45 per share. All of these options are exercisable within one year and expire within one year from the date of issuance and were issued in conjunction with common restricted stock sales.

During second quarter of 2000, the Company granted 36,667 common restricted share options exercisable at $0.45 per share. All of these options are exercisable within one year and expire within one year and were issued in conjunction with common restricted stock sales. The Company also issued 26,241 common restricted share options exercisable at $0.30 per share. These options are exercisable and expire within one year and were issued in conjunction with the conversion of a promissory note.

During the third quarter of 2000, the Company reserved shares for performance based options for one million five hundred thousand common restricted shares. These options are exercisable upon the occurrence of certain financial events should they occur within one year. If and when the options become exercisable, they will expire within two years and are exercisable at the rate of one dollar per share. The Company also granted 325,000 common restricted share options exercisable at $0.50 per share and 268,000 common restricted share options exercisable at $0.25 per share. These options were issued in conjunction with restricted stock sales and services. All of these options are exercisable within one year and expire within one year of the date of issuance.

5.  GOING CONCERN

The financial statements have been prepared on the assumption that the Company will continue as a going concern. The Company's continued existence depends upon the success of management's efforts to raise additional capital necessary to meet the Company's obligations as they come due and to obtain sufficient capital to execute its business plan.

There can be no degree of assurance given that the Company will be successful in completing additional financing transactions. Should the Company be unsuccessful in its efforts to obtain adequate financing, it's current financial condition may be affected adversely, and such affects may be material. The consolidated financial statements do not include any adjustments to reflect the possible effects on the recoverability and classification of assets or classification of liabilities which may result from the inability to continue as a going concern.

6.  EVENTS SUBSEQUENT TO SEPTEMBER 30, 2000

Subsequent to September 30, 2000, the Company issued 248,000 common restricted shares for cash and 7,172 common restricted shares in conjunction with payment of interest payable on a promissory note.

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

Prior to and including the current quarter, the Company has been engaged in preparing the necessary business alliances and relationships to fulfill its full plan of operations including both growth through acquisitions and growth through building of technology based revenue streams through non-acquisition methods. The company's plan for non-acquisition revenue growth has focused on its business model of being an application service provider (ASP), formerly referred to as a "service bureau environment", in fee and transaction fee generating areas. These areas consist of internet based banking(IP Banker) , securities trading (IP Trader), human resource/benefit plan information (Benefits IP), life insurance information relevant to policyholders and agents (Universal IP) and direct marketing organizations (IP Marketer).

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

The lack of availability of cash has been a detriment to the Company in two areas. The first area is that insurance company targets have almost exclusively desired a cash purchase and the Company has not been able to move fast enough before a competitor buys a potential target. The second area is that without a larger cash and asset balance, bank customers are not eager to sign contracts for reasons of stability. While a lack of cash has hindered the Company's progress, management does not believe that it will ultimately prevent the Company from moving forward.

Management is actively considering options for the Company including acquisitions of revenue producing technology companies, with stock, that fit or complement our business model. Other companies, companies that do not necessarily fit our business model, may be considered if management believes that its assets or contracts would enhance the Company's ability to generate revenues and raise additional capital for further growth. Management has expanded the scope of its search to include companies outside the United States and considers this a significant addition to its strategy. Management believes, based upon discussions with potential targets, that a stock acquisition of another company that is currently producing revenue and/or has significant assets is viable. This method of growth is acceptable to Viking management. The Company is actively reviewing acquisition candidates as the most expedient way to move the Company forward. The Company is also considering the spin-off of one or more of its subsidiaries and joint ventures as potential tactical methods for growth of shareholder value and the company as a whole.

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

Material Changes in Financial Condition, Liquidity and Capital Resources

In connection with its efforts to attract capital and implement its plan of business, the Company incurred losses for the quarters ended September 30, 2000 and 1999, of $496,037 and $392,036 respectively. For the nine months ended
September 30, 2000 and 1999, the Company incurred losses of $1,206,797 and $1,366,113 respectively. The cost fluctuations for the three and nine month periods are due primarily to costs associated with employees, consultants, and contractors. During 1999, the Company employed several individuals as employees or contractors who are no longer with the Company for the same periods in 2000. Increased depreciation charges for the current and future quarters will also increase reported losses by approximately $55,500 each quarter resulting from the amortization of capitalized software costs. This is a non-cash cost and will not affect cash requirements. The Company generated no revenue in the current quarter or the same quarter in 1999. For the nine months ended September 30, 2000, the company generated $15,666 in revenue versus zero for the same period in 1999. The revenue produced is related to the sale of Video Conferencing PCs and a specialty Multimedia board for PCs.

At September 30, 2000, the Company had cash on hand of $6,372, current assets of $107,652 including cash, total assets of $914,739 and liabilities totaling $670,227 excluding accrued officer's salary of $1,203,299 for a total liability of $1,873,526. Subsequent to September 30, 2000, the Company raised $62,200 through sale of stock and promissory notes. The Company anticipates that the funds on hand will not sustain current operations beyond the first six months and are not sufficient to implement any of the Company's full plan of operations. Accordingly, in order to sustain operations past such period and to implement the Company's full plan of operations, the Company must secure additional funds. There can be no degree of assurance that the Company will be successful in securing additional funds. If the Company is successful in implementing its full plan of operations, the Company will be required to lease, acquire or construct significant additional facilities and equipment and hire substantial additional employees to carry out such operations.

                           PART II - OTHER INFORMATION

Item 2. Changes in Securities

During the quarter ended September 30, 2000, the Company privately sold for cash, common restricted shares (Class A Common) to accredited investors under exemption from registration under the Securities Act pursuant to Section 4(2) and/or Regulation D, Rule 506. In summary for the current quarter, 650,000 common restricted shares were purchased for $130,000 cash, 538,100 common restricted shares were issued for services rendered, 400,000 common restricted shares were issued in conjunction with a note receivable and 67,101 common restricted shares were isssued pursuant to conversion of a promissory note and accrued interest.

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

                                                   VIKING CAPITAL GROUP, INC.

Dated: November 13,  2000                      By:  /s/ William J. Fossen
                                                   -----------------------------
                                                   William J. Fossen, President


Dated: November 13, 2000                       By:  /s/ Matthew W. Fossen
                                                   -----------------------------
                                                   Matthew W. Fossen
                                                   Chief Financial Officer