Form 10KSB
period 2000-12-31
VIKING CAPITAL GROUP INC
filed 2001-04-02
CIK 886093

SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.20549
                                   FORM 10-KSB

(Mark One)
[X]   ANNUAL  REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
       ACT OF 1934 (Fee Required)

                   For the Fiscal Year Ended December 31, 2000


[ ]   TRANSACTION  REPORT  PURSUANT  TO  SECTION  13  OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934 (No Fee Required)

                  For the transition period from______to_____.

                         Commission File Number 0-22744

                           VIKING CAPITAL GROUP, INC.
                           --------------------------
                 (Name of small business issuer in its charter)

           Utah                                               87-0442090
----------------------------                        ----------------------------
(State or other jurisdiction                           (I.R.S. Employer
 of incorporation)                                      Identification Number)

      Two Lincoln Centre, Suite 300, 5420 LBJ Freeway, Dallas, Texas 75240
      --------------------------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)

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

         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past twelve(12)months (or for such shorter period that the registrant was required to file such reports);and(2)has been subject to such filing requirements for the past ninety
(90) days. Yes X  No
              ---
         Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         The issuer's revenues for its most recent fiscal year were $14,982.

         The aggregate market value of the voting common stock held by non-affiliates, computed using the average bid and asked price at March 15, 2001, was approximately $ 4,636,514.
         As of March 15, 2001, there were 36,497,572 shares of Common Stock (Class A) and 100,000 shares of Class B Common Stock of the issuer outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

         The following  document is incorporated  herein by reference in Item 10
Part III:
         Adoption of an Employee Stock Option Plan as described and incorporated into the Proxy Statement on the annual statement for fiscal year ended December 31, 1995.

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
PART I
          Item 1.  Description of Business.................................    3
          Item 2.  Description of Properties...............................   11
          Item 3.  Legal Proceedings.......................................   11
          Item 4.  Submission of Matters to a Vote of Security Holders.....   11

PART II
          Item 5.  Market for Common Equity and Related Stockholder
                    Matters................................................   11
          Item 6.  Management's Discussion and Analysis....................   13
          Item 7.  Financial Statements....................................   16
          Item 8.  Changes in and Disagreements with Accountants on
                    Accounting and Financial Disclosure....................   16

PART III
          Item 9.  Directors, Executive Officers, Promoters and Control
                    Persons Compliance with Section 16(a) of the
                    Exchange Act...........................................   16
          Item 10. Executive Compensation..................................   18
          Item 11. Security Ownership of Certain Beneficial Owners
                        and Management.....................................   21
          Item 12. Certain Relationships and Related Transactions..........   22
          Item 13. Exhibits and Reports on Form 8-K........................   22
Signatures.................................................................   23
Exhibit Index..............................................................   24

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

As of December 31, 2000 the Company's activities include: (1) development of private and institutional investors for various acquisitions, specifically, the purchase of insurance companies, and funding of operations (2) solicitation of various state and local governmental authorities for an economic incentive package with value in excess of $58M to locate our Insurance Administration business in their state or local area, (3) implementation of the plan described below to become a provider of specialized administration and data processing services for insurance companies and banks. The Company, in pursuing these plans, purchased NIAI Insurance Administrators, Inc. and Triple A Annuity Marketing, Inc. in 1997. The Triple A Annuity Marketing, Inc. purchase was rescinded in 1998 according to the terms of the agreement if certain conditions were not met within one year. Relations with Triple A are favorable. During 1998 the Company concluded the negotiations of a Strategic Relationship with Transaction Information Systems, Inc. (TIS) and IXNet both of New York. The agreement with TIS was signed in early 1998 for the building of a technical robust architecture capable of supporting the Company's long term strategic initiatives of creating an interactive insurance, investment and retirement services web site. The IXNet Joint Network Services Agreement was concluded in June 1998 to create a high performance private ATM (asynchronous transfer mode) network on which Viking will provide its services. This network has been named the Viking Capital Financial Network.

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



Description of Business

         Plan of Operation. The Company is a development stage company which has developed a comprehensive multi-step plan to (1) become an application service provider (ASP) for banks, insurance companies and brokerages and provide specialized administration services for insurance companies and (2) acquire a base of insurance managed assets under the Company's management. The Company's primary objective is to provide quality fee based administration, data processing, product development and management consulting services to businesses, particularly banks and insurance companies, and to build its own insurance managed assets via acquisitions and reinsurance purchases to a total of $1.5 billion of insurance managed assets. The Company's financial methodology is to generate profits from its fee based services described above, equal to or in excess of the cost of managing its own proposed to be purchased insurance company assets and policy holders. This methodology is expected to allow the Company to achieve a higher margin of profitability than its competitors and allow shareholder equity to grow as the managed asset base grows. Management expects the Company's proposed services will permit financial services companies, particularly small to medium sized insurance companies, banks and investment banks, to expand their sources of revenues while minimizing costs. Such proposed services are described more fully below. Implementation of the Company's plan of operations is expected to be carried out through one or more strategic acquisitions of, or combinations with, operating companies. While the Company has not purchased an insurance company yet, it has started operations in corporate relations services, via Viking Capital Financial Services, Inc., insurance marketing services, via Viking Insurance Services, Inc., data processing services, via Viking Systems,

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

         While the Company presently has no known, specific source of funds to implement its total plan of operations, the Company intends to pursue its plan of operations through mergers, exchanges of stock for assets or stock, the issuance of debt and/ or the private placement or public offering of stock for cash. The Company believes that its status as a reporting company under the Securities Exchange Act of 1934, the trading of its common stock on the over the counter electronic bulletin board (symbol VGCP) and the stature and industry contacts of Chairman, William J. Fossen, will make it more attractive to potential merger or acquisition candidates and will enhance the Company's ability to raise capital through the placement of its debt and/or equity securities. No binding agreements, or agreements in principal, to raise capital for the Company or invest in the Company for the purchase of insurance companies existed as of December 31, 2000, and, therefore, there can be no assurance that the Company will be successful in obtaining the financing necessary to implement its full plan of operations.

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

Universal IP: With this product the Company expects to be able to offer A to Z life insurance company administration as well as just data processing service bureau (application service provider). This is a key service for new players in the insurance industry. We bid on each account the same as for Benefits IP. We require contracts for a minimum of seven to ten years depending upon the extent of the customer's demands. Pricing is on a bid basis though the Company does not seem to have any competitors as of this writing.

Viking Systems Banker's Service Bureau: This service offers those banks too small to host their own systems, the ability to outsource their remote banking services to our Banker's Service Bureau. We handle all systems operations, security, technology updates and compliance updates for this customer at one central location which is at our Server Farm at 80 Pine NY, NY with two back-up identical systems. iXnet, our fiber optic backbone, simply installs a line of the customers choice (speed)which then runs to our servers and systems. We require a minimum of seven to ten years on this contract depending on services required. Contracts are on a bid basis.

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

This division intends to provide services to the parent Company's policyholders and corporate clients through various broker dealers, nationwide. The Company intends to contract with broker dealers through Viking Capital Financial Services, Inc. These broker/dealers will be large enough to provide all types of securities products and trading services (stocks, bonds, etc.). The Company presently does not intend to have ownership in any broker/dealers that it does business with, but may so choose to in the future, if management deems it is necessary to properly serve its client companies. VCFS is currently focused on capitalization of the Company.

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

In June of 1998 the Company also formed a Strategic Joint Venture with IXNet of NY. IXNet will provide the Company with all the transportation of its data systems between Viking and the corporate customer for data processing and administration contracts. This world wide telecommunication network (The Viking Capital Financial Network-VCFN) will also allow Viking Systems the ability to push such data out via the Internet, so that individual account holders can access their own accounts via the Internet for their personal employee benefit plan, banking, insurance and securities accounts. Subsequent to December 31, 1999, iXnet and its parent IPC were purchased by Global Crossing.

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



Proposed Additional Services:

The final phase of the Company's proposed plan of operations involves the application of the Company's expected data processing, administration and insurance expertise and capabilities to permit financial services companies, particularly insurance related operations, to offer broad based financial products on an efficient low cost basis. Such steps may involve the acquisition and/or development of additional data processing and software development companies and alliances with (and/or) the formation or acquisition of an investment banking/securities broker/dealer firm(s). Management believes that the implementation of the first two stages of its plan of operations and the establishment of, or strategic alliances with a broker/dealer firm(s) will permit the Company to offer insurance, securities and other financial products from broker/dealer firms to or through its existing client base. Management believes that the Company's ability to offer products from broker/dealer firms, along with its proposed supporting data processing and its administrative expertise, will be particularly attractive to small and medium sized banks which are trying to retain payroll and other corporate accounts. As the banking industry continues to expand into the sale of virtually all financial products, the use of the Company's products and systems is expected to permit banks to tailor financial products to their customers' needs. Thus, enabling smaller banks to retain accounts without incurring the cost of developing the requisite expertise and systems internally. The Company, upon the purchase of the targeted life insurance company and with the completion of API's to a life system connecting our robust technical architecture, called the VS Integrator, the IP Banker and Benefits IP, now allows the company to implement the remainder of its plan of operation. All of these products and services will reside at VSI's "NY Server Farm" and are to be distributed on VCFN. Subject to the receipt of the necessary funding to carry out its plan of operations, the Company intends to issue a private placement of its common or preferred stock, carry out the acquisition of four to six insurance companies and to carry out the balance of its plan of operation. The above will be expedited upon completion of the Company's capitalization. There is no guarantee that this capitalization will occur or that the Company will be able to carry out its plan of operation.

         Market and Competition. The Company is presently aware of no other company providing or planning to provide services of the nature and scope proposed to be offered by the Company in the medium to small bank and insurance company market. Management expects that other companies will attempt to duplicate the Company's proposed services.

         Employees. At December 31, 2000, the Company had three employees and approximately 1,400 employees available via its strategic partners, VisualSoft, ixNet, TIS, and Pearse EFT. The Company's relations with its employees and strategic partners are favorable.

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


ITEM 4.         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There were no matters submitted to a vote of security holders during the fourth quarter of 2000.


PART II


ITEM 5.         MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market

                The Company's common stock began trading in the over the counter (OTC) market January 20, 1995 and trades on the OTC market currently. The Company's trading symbol is "VGCP". The volume in the trading averaged approximately 42,760 shares a day during 2000. As of December 29, 2000 the stock was quoted at $0.13 ask and $0.11 bid. There is a total of approximately 36,055,838 common shares outstanding of which approximately 14,616,511 are free trading shares as of December 31, 2000.

         At December 31, 2000 the Company had 100,000 shares of Class B common stock authorized and outstanding. All 100,000 shares were issued to William J. Fossen, Chairman, President and CEO of the Company. The Class B common shares can elect a majority of the board of directors.

The following table sets forth the approximate low and high bid prices for each quarter of the last two years for shares traded in the over the counter market. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. Source: NASDAQ Trading and Market Services

            Bid          Bid                                 Bid         Bid
QTR         Low          High                   QTR          Low         High

1Q99        $0.45        $1.1563               1Q00         $0.24       $0.61
2Q99        $0.4375      $0.75                 2Q00         $0.13       $0.37
3Q99        $0.42        $0.8875               3Q00         $0.16       $0.38
4Q99        $0.21        $0.42                 4Q00         $0.10       $0.2813

         At  December  31,  2000,  the  Company  had   outstanding   options  of
approximately 18,499,842 shares of which approximately 10,635,878 are currently exercisable for the purchase of common restricted stock.

         Of the 36,055,838 shares of common stock outstanding at December 31, 2000, approximately 21,964,952 shares are "restricted stock" as defined by Rule
144. At December 31, 2000, approximately 16,651,984 shares of the restricted common stock were eligible for resale pursuant to Rule 144.

         Prior to December 31, 2000, the Company had outstanding certain note agreements. All these note holders were offered a one time opportunity to convert their notes and purchase a like amount of additional common shares by October 1, 1995 for a conversion price of $1.10 per share. At December 31, 1998 all these note holders had converted or were repaid. Total conversion and purchase rights were 230,182 common restricted shares. The shares are required to be registered for resale (registration rights) when and if the Company ever filed for any registration of any of its authorized but unissued common shares.

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

As of December 31, 2000, the Company had $277,080 of notes outstanding. Of these notes $100,000 had the option to convert to 400,000 common restricted shares; $120,180 convertible notes outstanding that had the option to convert to 600,900 common restricted shares; $49,400 convertible notes outstanding that had the option to convert to 329,333 common restricted shares and $6,500 convertible notes outstanding that had the option to convert to 46,429 common restricted shares. If converted, $176,080 of these notes carry an additional option to purchase the same number of common shares which the holder was originally entitled to receive if the notes were converted to equity. An additional $100,000 carry an option to purchase one-half of the number of common shares which the holder was originally entitled to receive if the notes were converted to equity. The option price is the same as the conversion rate except for $6,500 convertible notes payable with a conversion rate of $0.14 per share and an option rate of $0.30 per share, $21,900 with a conversion rate of $0.15 per share and an option rate of $0.25 per share, $20,000 with a convertible rate of $0.20 and an option rate of $0.25 per share, $16,300 with a convertible rate of $0.20 and an option rate of $0.50, $23,880 with a conversion rate of $0.20 and an option rate of

$0.375, $100,000 with a conversion rate of $0.25 and an option rate of $0.50. All options, if the notes are converted, are exercisable for a period of one year from conversion.

During the fourth quarter of 2000, the Company sold common restricted shares (Class A Common) in private sales under exemption from registration under the Securities Act pursuant to Section 4(2) and/or Regulation D, Rule 506. Sales have been made to accredited investors only. In summary, the Company issued 603,000 common restricted shares for $108,200 cash, 151,600 common restricted shares for $22,740 in services, and 7,172 common restricted shares for $1,793 in interest.

Holders

         At December 31, 2000, there were approximately 1,191 holders of record of the common stock of the Company excluding share owners who hold stock in brokerage houses nation wide in "street name".

Dividends

         The Company has paid no cash dividends to any common equity holders to date and does not expect to pay any dividends in the foreseeable future. Payment of dividends on the Company's common stock is subject to the payment of all accumulated dividends payable to holders of the Company's outstanding preferred stock, if any. The Company had no preferred stock outstanding as of December 31, 2000. Other than the foregoing, there are no restrictions, nor are there likely to be in the future, that limit the ability of the Company to pay dividends on its common stock.


ITEM 6          MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

This Annual Report on Form 10-KSB contains certain "forward-looking" statements as such term is defined in the Private Securities Litigation Reform Act of 1995 and information relating to the Company and its subsidiaries that are based on the beliefs of the Company's management as well as assumptions made by and information currently available to the Company's management. When used in this report, the words "anticipate," "believe," "estimate," "expect" and "intend" and words or phrases of similar import, as they relate to the Company or its subsidiaries or Company management, are intended to identify forward-looking statements. Such statements reflect the current risks, uncertainties and assumptions related to certain factors including, without limitations, changes or anticipated changes in regulatory environments, competitive factors, general economic conditions, customer relations, relationships with vendors, the interest rate environment, governmental regulation and supervision, seasonality, distribution networks, product introductions and acceptance, technological change, changes in industry practices, one-time events and other factors described herein and in other filings made by the company with the Securities and Exchange Commission. Based upon changing conditions, should any one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended. The Company does not intend to update these forward-looking statements.

The Company's plan of operations is also described more fully in Item 1. Business, above. The Company has been engaged in preparing the necessary business alliances and relationships to fulfill its full plan of operations including both growth through building of technology based revenue streams through non-acquisition methods and growth through acquisitions of insurance companies. The company's plan for non-acquisition revenue growth has focused on its business model of being an application service provider (ASP), formerly referred to as a "service bureau environment", in fee and transaction fee generating areas. These areas consist of internet based banking (IP Banker), securities trading (IP Trader), human resource/benefit plan information (Benefits IP), life insurance information relevant to policyholders and agents (Universal IP) and direct marketing organizations (IP Marketer).

To this end, the Company has developed software capabilities encompassing various aspects of each of these functions and will focus on pursuing bank clients first. The Company has also developed strategic partners to handle secure communications and bandwidth needs, implementation requirements, and ongoing maintenance, upgrade and training needs and handle aspects not performed by the Company's software. The Company's marketing niche is small to medium sized banks, credit unions, S&L's etc. focusing on their desire to retain their current customer base and enhance fee income in the face of sweeping regulatory changes and increased services based competition primarily from larger institutions. Each service provided by or proposed to be provided by the Company to a bank is added to the basic on-line banking service and marketed through/with our bank client. Our business model generates additional fee income for our clients by sharing fee income generated through the bank depositors' use of different services. The business model has been well received in the marketplace and the Company intends to continue to pursue these customers.

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

Management is actively considering options for the Company including acquisitions of revenue producing technology companies that fit or complement our business model. Other companies, companies that do not necessarily fit our business model, may be considered if management believes that its assets or contracts would enhance the Company's ability to generate revenues and raise additional capital for further growth. Management has expanded the scope of its search to include companies outside the United States and considers this a significant addition to its strategy. Management believes, based upon discussions with potential targets, that a stock acquisition of another company that is currently producing revenue and/or has significant assets is viable. This method of growth is acceptable to Viking management. The Company is actively reviewing acquisition candidates as the most expedient way to move the Company forward. The Company is also considering the spin-off of one or more of its subsidiaries and joint ventures as potential tactical methods for growth of shareholder value and the company as a whole.

The Company is and intends to continue to pursue its business plan in other areas. On the insurance acquisition front, the Company continues to be solicited, and continues to entertain such solicitations, by various state and local government entities to place future acquired insurance company administrative operations in their state or local area. To facilitate these communications and negotiations, the Company retained US Consults in December 2000. US Consults is a New York based consulting firm specializing in government incentive negotiations. The Company is seeking economic incentive packages in excess of $58 million in incentives and grants from such entities. It is anticipated that this administrative business will employ between 1,200 and 1,450 people for purchased insurance company operations and 1,200 to 1,400 people for the ASP business and insurance administration business for third parties. The Company has also been solicited by various money managers to manage our future insurance company portfolios. The Company has currently required that soliciting money managers must also be willing to take an equity position in the Company. Such discussions are ongoing. If the Company is successful in implementing its plan of operations, the Company will be required to lease, acquire, or construct significant additional facilities and equipment and hire substantial additional employees to carry out such operations.

For the fiscal years ended December 31, 2000 and 1999, net losses were $1,597,068 and $1,980,074 respectively. The decreased loss is due primarily to decreased personnel costs associated with Viking Systems relating to IP Banker and Benefits IP. Losses in 2000 also reflect higher depreciation and amortization costs over the same period in the prior year. Depreciation and amortization charges increased $122,603 from $50,848 in 1999 to $173,451 in 2000.

At December 31, 2000, the Company had cash on hand of $13,193, current assets of $94,357 including cash, total assets of $829,192 and liabilities totaling $655,679 excluding accrued officer's salary of $1,323,299. After December 31, 2000 the Company received additional cash in the amount of $46,000 via private sale of restricted common stock and $122,500 via promissory notes, all expiring within one year. The Company also repaid a $5,000 promissory note plus interest with common stock and approximately $23,625 of expenses were paid in common stock. The Company anticipates that the funds on hand will not sustain current operations beyond the first six months and are not sufficient to implement any of the Company's full plan of operations. Accordingly, in order to sustain operations past such period and to implement the Company's full plan of operations, the Company must secure additional funds.

ITEM 7.         FINANCIAL STATEMENTS

The "F series" pages follow page 23 and begin with "F-1"
                                                                            Page
                                                                            ----
Report of Independent Certified Public Accountants..........................F-3
Consolidated Balance Sheets as of December 31, 2000, and 1999...............F-4
Consolidated Statements of Operations for the years ended
December 31, 2000, 1999 and for the period from inception
(November 12, 1986) to December 31, 2000....................................F-6
Consolidated Statement of Stockholders' Deficit for the years ended December 31, 2000, and 1999 and for the period from
inception (November 12, 1986) to December 31,2000...........................F-7
Consolidated Statements of Cash Flows for the years ended
December 31, 2000, 1999, and for the period from inception
(November 12, 1986) to December 31, 2000....................................F-12
Notes to Consolidated Financial Statements .................................F-15



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


                                    PART III


ITEM 9.         DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS  AND  CONTROL  PERSONS;
                COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Information Regarding Present Directors and Executive Officers

         The following table sets forth certain information concerning the Company's current directors and executive officers:

                         Age        Title
                         ---        -----

William J. Fossen        62         Chairman of the Board, President and CEO*
Matthew W. Fossen        35         Director, CFO, Secretary, Treasurer*
Mary M. Pohlmeier        52         Director
Robin M. Sandifer        63         Director

* Matthew W. Fossen was named President effective 3/1/2001.

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

Compliance With Section 16(a) Of The Exchange Act
         Not Applicable


ITEM 10.        EXECUTIVE COMPENSATION

Summary Compensation Table

         The following table sets forth information concerning cash and non-cash compensation paid or accrued by the Company and its subsidiaries to or on behalf of the Company's Chief Executive Officer, William J. Fossen, and the named officer during the three years ended December 31, 2000. No other executive officer of the Company received, or had accrued on his or her behalf, total compensation exceeding $100,000 during such periods.



                                  Annual Compensation      Long-term Compensation
                                  -------------------  ------------------------------
                                                       Securities
Name and                 Fiscal                        Underlying        All Other
Principal Position       Year      Salary      Bonus   Options Granted   Compensation
-----------------------  -------   -----------------   ---------------   ------------
                                    ($)         ($)        (#)               ($)
William J. Fossen        (1)2000   $ 44,624(2) $ -0-   1,000,000 (3)        $  -0-
President and Chief      (1)1999   $148,732(2) $ -0-   5,500,000 (3)        $  -0-
Executive Officer        (1)1998   $ 28,308(2) $ -0-         -0-            $  -0-

Matthew W. Fossen        (4)2000   $ 33,498(5) $ -0-   1,000,000 (6)        $  -0-
Secretary, Treasurer     (4)1999   $ 50,041(5) $ -0-   1,100,000 (6)        $  -0-
Chief Financial Officer  (4)1998   $ 35,863(5) $ -0-         -0-            $  -0-



(1) The aggregate cash remuneration to William Fossen, president, CEO & chairman, during 1998, 1999, and 2000 was $28,308, $148,732 and $44,624
     respectively
(2) The amounts above exclude accrued salaries at December 31, 2000 not paid of approximately $963,839.
(3) These option shares consist of: 1,000,000 shares granted in a five year option exercisable at $0.25 per share. Such option becomes exercisable at the rate of 25% each 90 days after 12/07/00 and expires December 2005. These options were issued to Mr. Fossen in his capacity as an officer and director of the Company. 5,000,000 shares granted in a five year option exercisable at $0.75 per share expiring in July 2004 and a 500,000 share option granted in a five year option exercisable at $1.00 per share expiring in September 2004. The 500,000 share option was granted to Mr. Fossen in his capacity as a board member. All of these options are exercisable. The options listed here constitute Mr. Fossen's entire option holdings.
(4) The aggregate cash remuneration to Matthew Fossen, secretary, treasurer, CFO and board member, during 1998, 1999, and 2000 consisted of $35,863, $50,041 and $33,498 respectively.
(5) The amounts above exclude accrued salaries at December 31, 2000 not paid of approximately $359,460.
(6) These option shares consist of: 1,000,000 shares granted in a five year option exercisable at $0.25 per share. Such option becomes exercisable at the rate of 25% each 90 days after 12/07/2000 and expires December 2005. These options were granted to Mr. Fossen in his capacity as an officer and director of the Company. A 1,000,000 share option and a 100,000 share option granted in five year options exercisable at $1.00 per share expiring in September 2004. The 100,000 share option was granted to Mr. Fossen in his capacity as a board member. All of these options are exercisable.


Option/SAR Grants Table

         The following table sets forth the options and/or stock appreciation rights (SARs) made during the last completed fiscal year to each of the named executive officers.

                      Option/SAR Grants in Last Fiscal Year


                                INDIVIDUAL GRANTS
----------------------------------------------------------------------------------------
(a)                     (b)                 (c)        (d)              (e)
Name                    Number of         Percent of
                        Securities        Options/
                        Underlying        SARs
                        Options/SARs      Granted to   Exercise
                        Granted           Employees    or Base
                        (#)               in Fiscal    Price            Expiration
                                          Year         ($/Sh)           Date
----------------------------------------------------------------------------------------

William J. Fossen       1,000,000         15.1%        $0.25            12/07/05
President, CEO

Matthew W. Fossen       1,000,000         15.1%        $0.25            12/07/05
CFO

1) Percentages based upon 6,618,000 total compensatory options granted to employees, directors and contractors during 2000.

2) The options listed become exercisable at the rate of 25% each 90 days after 12/07/2000.


Aggregated Option/SAR Exercises and Fiscal Year-End Option/SAR Value Table

----------------------------------------------------------------------------------------
(a)                     (b)               (c)          (d)              (e)
Name                    Shares acquired   Value        Number of
                        On exercise       Realized     securities        Value of
                        (#)               ($)          underlying        unexercised in-
                                                       unexercised       the-money
                                                       options/SARs at   options/SARs at
                                                       FY-end(#)         FY-end ($)
                                                       Exercisable/      Exercisable/
                                                       Unexercisable     Unexercisable
----------------------------------------------------------------------------------------

William J. Fossen, CEO      n/a             n/a        5,500,000 (EX)         n/a
                                                       1,000,000 (UN)         n/a
Matthew W. Fossen           n/a             n/a        1,400,000 (EX)         n/a
CFO                         n/a             n/a        1,100,000 (UN)         n/a


(EX) = Exercisable
(UN) = Un-exercisable


Compensation of Directors

         The Directors of the Company are not paid any fee for their services in such capacity on a regular plan. During 2000, the Company granted to Mary Pohlmeier, Rob Sandifer, Matthew Fossen and William Fossen a five year option expiring on December 7, 2005 for 500,000 common restricted shares exercisable at the rate of $0.25 per share in recognition of their services, acts and deeds in support of the Company. The option is exercisable at the rate of 25% each 90 days after December 7, 2005. Matthew Fossen and William Fossen were also granted an additional 500,000 common restricted share option under the same terms for their services to the company as officers. Matthew Fossen's and William Fossen's option grants were consolidated into a single option for each individual. On the date of grant of these options, the closing price of the stock of the Company was $0.125 per share.

Employment  Contracts  and  Termination  of  Employment  and   Change-in-Control
Arrangements

         The Company has no employment contracts with any of its present executive officers and has no plans or arrangements with respect to payments resulting from the resignation, retirement or any other termination of a named executive officer's employment or from a change-in-control of the Company. The Company does have past due salaries accumulating to Mr. William J. Fossen and Matthew W. Fossen of approximately $963,839 and $359,460 respectively.

Compensation Pursuant to Plans

         The Company has adopted Viking Capital Group, Inc. 1996 Stock Option Plan (Plan) which was approved by the shareholders at the 1995 annual meeting. Such Plan is incorporated by reference as described at Item 13.


                         -- Intentionally left blank --


ITEM 11.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                             PRINCIPAL SHAREHOLDERS
                             ----------------------
                                December 31, 2000
                                -----------------

The following table sets forth the names of the persons who own common stock of the Company of 5% or more, of record or beneficially, and all officers and directors of the Company and all officers and directors as a group.

              Common Shares (Class A Common) and Percentages Owned
---------------------------------------------------------------------------------------

                                                         Shares Owned
                                                         Including Options
                         Shares Owned                    Exercisable Within
Name                     Excluding Options   Percent(1)  60 Days             Percent(2)
-----------------------  -----------------   -------     ------------------  -------
National Investors
Holding Corp.                  900,000          2.5%           900,000 (3)      2.0%

William J. Fossen            2,085,750          5.8%         7,835,750 (4)     17.7%

Mary M. Pohlmeier              956,353          2.7%         1,431,353 (5)      3.2%

Matthew W. Fossen              850,127          2.4%         2,500,127 (6)      5.7%

Robin M. Sandifer              461,987          1.3%           686,987 (7)      1.6%

All Officers, Directors
and Beneficial owners
as a Group                   5,254,217         14.6%        13,354,217         30.2%


(1)      Based on 36,055,838 shares outstanding at December 31, 2000.
(2) Based on 36,055,838 shares outstanding at December 31, 2000 plus 8,100,000 shares represented by options that are exercisable within 60 days of this report as follows: William J. Fossen, 5,750,000 shares; Mary M. Pohlmeier, 475,000 shares, Matthew W. Fossen 1,650,000 shares and Robin M. Sandifer 225,000 shares.
(3) William J. Fossen is President and 56% owner of National Investors Holding Corporation (NIHC). All NIHC shares have been pledged to First City Bank, Farmers Branch, Texas.
(4) Includes 5,000,000 plus 500,000 plus 250,000 shares which may be acquired by Mr. Fossen upon the exercising of options at $0.75, $1.00 and $0.25 per share respectively within 60 days of this report. Excludes 1,450,127 shares held by Mr. Fossen's adult children to which Mr. Fossen disclaims beneficial ownership.
(5) Includes 350,000 plus 125,000 shares which may be acquired by Ms. Pohlmeier upon the exercising of options at $1.00 and $0.25 per share respectively within 60 days of this report.1.
(6)      Includes  1,450,000 plus 250,000 shares which may be acquired by Mr. M.
         W. Fossen upon the exercising of options at $1.00 and $0.25 per share respectively during the 60 days after this report.
(7) Includes 100,000 plus 125,000 shares which may be acquired by Mr. Sandifer upon the exercising of options at $1.00 and $0.25 per share respectively during the 60 day period after this report.
(8) At 12/31/00 the Company had outstanding options for 18,499,842 shares of which 10,635,878 were exercisable at 12/31/00. Fully diluted shares outstanding at 12/31/00 are 56,941,760 including options and convertible notes.
(9)      All ownership is direct unless indicated otherwise.

Class B Common: William J. Fossen owns 100,000 shares of the Class B Common Stock. This ownership represents 100% of all the authorized and issued Class B Common shares. The Class B Common is entitled to elect a majority of the directors. The creation and issuance of these shares to William J. Fossen was approved by the shareholders at the Annual Meeting of the Shareholders held in 1995.

ITEM 12.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During 1999 and 2000, no transaction or series of similar transactions involving persons named in Item 11 above or any of their immediate family occurred which would have involved an amount in excess of $60,000.


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


b)     No reports on form 8K were filed during the fourth quarter of 2000.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               VIKING CAPITAL GROUP, INC.


                                               By   /s/ William J. Fossen
                                                 -------------------------------
                                                        William J. Fossen
                                                        CEO

Dated:   March 30, 2001

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                               Title                          Date
---------                               -----                          ----


/s/ William J. Fossen
------------------------       Chairman of the Board
William J. Fossen              and Chief Executive Officer        March 30, 2001
                               (Principal Executive Officer)


/s/ Matthew W. Fossen
------------------------
Matthew W. Fossen              President, Director ,CFO,          March 30, 2001
Secretary, Treasurer



/s/ Mary M. Pohlmeier
------------------------
Mary M. Pohlmeier              Director                           March 30, 2001



/s/ Robin M. Sandifer
------------------------
Robin M. Sandifer              Director                           March 30, 2001

                      CONSOLIDATED FINANCIAL STATEMENTS AND
               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

                           VIKING CAPITAL GROUP, INC.
                        (A Development Stage Enterprise)

                           DECEMBER 31, 2000 AND 1999

                           VIKING CAPITAL GROUP, INC.
                        (A Development Stage Enterprise)

                                    CONTENTS



                                                                            PAGE
                                                                            ----

Report of Independent Certified Public Accountants...........................F-3

Financial Statements

     Consolidated Balance Sheets at December 31, 2000 and 1999...............F-4

     Consolidated Statements of Operations for the years ended
        December 31, 2000 and 1999 and the period from
        November 12, 1986 (inception) to December 31, 2000...................F-6

     Consolidated Statement of Stockholders' Equity (Deficit)
        for the years ended December 31, 2000 and 1999 and the
        period from November 12, 1986 (inception) to December 31, 2000.......F-7

     Consolidated Statements of Cash Flows for the years ended
        December 31, 2000 and 1999 and the period from
        November 12, 1986 (inception) to December 31, 2000..................F-12

     Notes to Consolidated Financial Statements.............................F-15

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
               --------------------------------------------------


To the Board of Directors and Stockholders of Viking Capital Group, Inc.

We have audited the accompanying consolidated balance sheets of Viking Capital Group, Inc. and subsidiaries (a development stage enterprise), as of December 31, 2000 and 1999 and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We did not audit the consolidated statements of operations, stockholders' equity (deficit) and accumulated deficit, and cash flows of Viking Capital Group, Inc. and subsidiaries for the period from November 12, 1986 (inception) to December 31, 1994. Those statements were audited by other auditors whose reports have been furnished to us and our opinion insofar as it relates to the cumulative amounts included for Viking Capital Group, Inc. and subsidiaries is based solely on the reports of the other auditors.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Viking Capital Group, Inc. and subsidiaries as of December 31, 2000 and 1999 and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

As described in Note B, the accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has experienced recurring losses and has not generated any significant revenue since its inception. Additionally, at December 31, 2000, the Company's current liabilities exceeded its current assets by $1,884,621 and its total liabilities exceeded its total assets by $1,149,786. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Unless the Company obtains additional financing, it will not be able to meet its obligations as they come due and it will be unable to execute its long-term business plan. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                      /s/  King Griffin & Adamson, P.C.
                                      ---------------------------------
                                      KING GRIFFIN & ADAMSON P.C.

Dallas, Texas
March 2, 2001


                           VIKING CAPITAL GROUP, INC.
                        (A Development Stage Enterprise)

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                     ------

                                                                   December 31,
                                                               2000           1999
                                                           -----------    -----------
CURRENT ASSETS
   Cash                                                    $    13,193    $     8,434
   Accounts receivable                                            --           14,024
   Notes receivable and accrued interest, net of
     allowance of $131,722 and $124,222 at
     December 31, 2000 and 1999, respectively
     (including related party amount of $19,079
     at December 31, 2000)                                      81,164         76,617
                                                           -----------    -----------
             Total current assets                               94,357         99,075

PROPERTY AND EQUIPMENT
   Computer equipment                                          157,307        157,307
   Furniture and office equipment                               21,241         21,241
   Accumulated depreciation and amortization                  (150,840)      (120,837)
                                                           -----------    -----------
             Net property and equipment                         27,708         57,711

CAPITALIZED SOFTWARE, net of accumulated amortization
   of $151,529 and $8,080 at December 31, 2000 and 1999,
   respectively                                                622,100        765,549

OTHER ASSETS                                                    85,027         90,359
                                                           -----------    -----------

TOTAL ASSETS                                               $   829,192    $ 1,012,694
                                                           ===========    ===========






The  accompanying  notes are an integral  part of these  consolidated  financial
statements.                                                                  F-4


                           VIKING CAPITAL GROUP, INC.
                        (A Development Stage Enterprise)

                     CONSOLIDATED BALANCE SHEETS - Continued



                      LIABILITIES AND STOCKHOLDERS' DEFICIT
                      -------------------------------------

                                                                            December 31,
                                                                        2000            1999
                                                                   ------------    ------------
CURRENT LIABILITIES
  Notes payable                                                    $    237,080    $    200,300
  Notes payable - related party                                          40,000          11,300
  Current obligations under capital leases                               13,448          20,923
  Accounts payable                                                      248,473         363,843
  Accrued payroll taxes                                                 106,743          87,326
  Accrued officer's salary                                            1,323,299         921,422
  Other accrued expenses                                                   --            12,828
  Interest payable                                                        7,361           5,569
  Interest payable - related party                                        2,574           2,032
                                                                   ------------    ------------
             Total current liabilities                                1,978,978       1,625,543

LONG-TERM DEBT
  Obligations under capital leases, less current portion                   --            14,389
                                                                   ------------    ------------
             Total liabilities                                        1,978,978       1,639,932

COMMITMENTS AND CONTINGENCIES  (Notes B and E)

STOCKHOLDERS' DEFICIT
  Preferred stock $1.00 par value; 50,000,000 shares authorized,
     no shares issued and outstanding                                      --              --
  Series A Preferred Stock $1.00 par value; 2,500,000 shares
     authorized, no shares issued and outstanding                          --              --
  Series AA Preferred Stock $1.00 par value; 6,000,000 shares
     authorized, no shares issued and outstanding                          --              --
  Common stock $0.001 par value, 150,000,000 shares authorized,
     36,581,463 and 32,029,192 issued at December 31, 2000 and
     1999, respectively                                                  36,581          32,029
  Common stock Class B $0.001 par value, 100,000 shares
     authorized, issued and outstanding                                     100             100
  Additional paid-in capital                                          9,514,125       9,197,191
  Deficit accumulated in the development stage                      (10,659,386)     (9,062,318)
                                                                   ------------    ------------
                                                                     (1,108,580)        167,002
             Less treasury stock, 525,625 shares at cost                (41,206)        (41,206)
             Less common stock issued for notes receivable                 --          (753,034)
                                                                   ------------    ------------
             Total stockholders' deficit                             (1,149,786)       (627,238)
                                                                   ------------    ------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                        $    829,192    $  1,012,694
                                                                   ============    ============





The  accompanying  notes are an integral  part of these  consolidated  financial
statements.                                                                  F-5


                           VIKING CAPITAL GROUP, INC.
                        (A Development Stage Enterprise)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                Years ended December 31, 2000 and 1999 and period
             from November 12, 1986 (inception) to December 31, 2000



                                                        Years Ended                Period from
                                                        December 31,          November 12, 1986 to
                                                    2000            1999        December 31, 2000
                                               ------------    ------------   --------------------
REVENUE                                        $     14,982    $     18,012       $    474,376
COST OF REVENUE                                      13,366           9,839             91,324
                                               ------------    ------------       ------------
GROSS PROFIT                                          1,616           8,173            383,052

SELLING, GENERAL AND
   ADMINISTRATIVE EXPENSES                        1,653,589       1,994,795         10,860,418
                                               ------------    ------------       ------------
         Loss from operations                    (1,651,973)     (1,986,622)       (10,477,366)

OTHER INCOME (EXPENSE)
     Interest income                                 21,088          37,846            106,015
     Interest expense                               (27,915)        (31,148)          (263,486)
     Interest expense-related party                  (2,865)           (150)           (20,664)
     Other                                           64,597            --               27,337
                                               ------------    ------------       ------------
         Total other income (expense)                54,905           6,548           (150,798)
                                               ------------    ------------       ------------
         Loss before income taxes                (1,597,068)     (1,980,074)       (10,628,164)
         Income tax provision                          --              --                  (32)
                                               ------------    ------------       ------------
NET LOSS                                       $ (1,597,068)   $ (1,980,074)      $(10,628,196)
                                               ============    ============       ============

Loss per common share:
     Basic and diluted loss per common share   $      (0.05)   $      (0.07)
                                               ============    ============

Weighted average common shares outstanding
     (Basic and diluted)                         34,072,484      29,328,537
                                               ============    ============





The  accompanying  notes are an integral  part of these  consolidated  financial
statements.                                                                  F-6


                           VIKING CAPITAL GROUP, INC.
                        (A Development Stage Enterprise)

            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
         Period From November 12, 1986 (inception) to December 31, 2000



                                                                                                                    Class B
                                                Preferred Stock                  Common Stock                    Common Stock
                                            Shares          Amount          Shares          Amount          Shares         Amount
                                         ------------    ------------    ------------    ------------    ------------   ------------
Balance at November 12, 1986
    (date of inception)                          --      $       --              --      $       --              --     $       --

Issuance of 200,000 shares of common
    stock at $.0375 per share                    --              --           200,000             200            --             --

Expenses of stock issuance                       --              --              --              --              --             --

Net loss                                         --              --              --              --              --             --
                                         ------------    ------------    ------------    ------------    ------------   ------------

Balance at December 31, 1986                     --              --           200,000             200            --             --

Net loss                                         --              --              --              --              --             --
                                         ------------    ------------    ------------    ------------    ------------   ------------

Balance at December 31, 1987                     --              --           200,000             200            --             --

Issuance of 500,000 shares of common
    stock at $.15 per share                      --              --           500,000             500            --             --

Expenses of stock issuance                       --              --              --              --              --             --

Net income                                       --              --              --              --              --             --
                                         ------------    ------------    ------------    ------------    ------------   ------------

Balance at December 31, 1988                     --              --           700,000             700            --             --

Issuance of 2,800,000 shares of common
    stock at $.005 per share for
    coal production contract                     --              --         2,800,000           2,800            --             --

Expenses of stock issuance                       --              --              --              --              --             --

Net loss                                         --              --              --              --              --             --
                                         ------------    ------------    ------------    ------------    ------------   ------------

Balance at December 31, 1989                     --              --         3,500,000           3,500            --             --

Rescind issuance of common stock for
    coal production contract                     --              --        (2,800,000)         (2,800)           --             --

Issuance of common stock:
    60,000 shares for cash                       --              --            60,000              60            --             --
    265,000 shares for assets                    --              --           265,000             265            --             --
    40,000 shares for services                   --              --            40,000              40            --             --

Net loss                                         --              --              --              --              --             --
                                         ------------    ------------    ------------    ------------    ------------   ------------

Balance at December 31, 1990                     --              --         1,065,000    $      1,065            --             --


                                                            Deficit
                                                          Accumulated                        Notes
                                          Additional      During the                      Receivable
                                            Paid-in       Development      Treasury       Issued for
                                            Capital          Stage           Stock           Stock           Total
                                         ------------    ------------    ------------    ------------    ------------

Balance at November 12, 1986
    (date of inception)                  $       --      $       --      $       --      $       --      $       --

Issuance of 200,000 shares of common
    stock at $.0375 per share                   7,300            --              --              --             7,500

Expenses of stock issuance                       (200)           --              --              --              (200)

Net loss                                         --              (124)           --              --              (124)
                                         ------------    ------------    ------------    ------------    ------------

Balance at December 31, 1986                    7,100            (124)           --              --             7,176

Net loss                                         --              (274)           --              --              (274)
                                         ------------    ------------    ------------    ------------    ------------

Balance at December 31, 1987                    7,100            (398)           --              --             6,902

Issuance of 500,000 shares of common
    stock at $.15 per share                    74,500            --              --              --            75,000

Expenses of stock issuance                     (6,095)           --              --              --            (6,095)

Net income                                       --               522            --              --               522
                                         ------------    ------------    ------------    ------------    ------------

Balance at December 31, 1988                   75,505             124            --              --            76,329

Issuance of 2,800,000 shares of common
    stock at $.005 per share for
    coal production contract                   11,200            --              --              --            14,000

Expenses of stock issuance                     (5,421)           --              --              --            (5,421)

Net loss                                         --           (32,780)           --              --           (32,780)
                                         ------------    ------------    ------------    ------------    ------------

Balance at December 31, 1989                   81,284         (32,656)           --              --            52,128

Rescind issuance of common stock for
    coal production contract                  (11,200)           --              --              --           (14,000)

Issuance of common stock:
    60,000 shares for cash                     14,940            --              --              --            15,000
    265,000 shares for assets                  39,735            --              --              --            40,000
    40,000 shares for services                    160            --              --              --               200

Net loss                                         --           (42,023)           --              --           (42,023)
                                         ------------    ------------    ------------    ------------    ------------

Balance at December 31, 1990             $    124,919    $    (74,679)           --              --      $     51,305


The  accompanying  notes are an  integral  part of this  consolidated  financial
statement.                                                                   F-7


                           VIKING CAPITAL GROUP, INC.
                        (A Development Stage Enterprise)

            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
         Period From November 12, 1986 (inception) to December 31, 2000



                                                                                                                    Class B
                                                Preferred Stock                  Common Stock                    Common Stock
                                            Shares          Amount          Shares          Amount          Shares         Amount
                                         ------------    ------------    ------------    ------------    ------------   ------------
Issuance of common stock:
    For cash                                     --              --               400            --              --             --
    For services                                 --              --         5,561,019           5,561            --             --

Net loss                                         --              --              --              --              --             --
                                         ------------    ------------    ------------    ------------    ------------   ------------

Balance at December 31, 1991                     --              --         6,626,419           6,626            --             --

Issuance of common stock for services            --              --           210,000             210            --             --

Issuance of preferred stock at           $    110,000         110,000            --              --              --             --

Net loss                                         --              --              --              --              --             --

Cumulative preferred stock dividends             --              --              --              --              --             --
                                         ------------    ------------    ------------    ------------    ------------   ------------

Balance at December 31, 1992                  110,000         110,000       6,836,419           6,836            --             --

Issuance of common stock:
    For services                                 --              --         2,192,506           2,193            --             --
    For cash                                     --              --           202,500             202            --             --

To convert notes payable and
    accrued interest payable                     --              --            75,706              76            --             --

Net loss                                         --              --              --              --              --             --

Cumulative preferred stock dividends             --              --              --              --              --             --
                                         ------------    ------------    ------------    ------------    ------------   ------------

Balance at December 31, 1993                  110,000         110,000       9,307,131           9,307            --             --

Issuance of common stock:
    For services                                 --              --           463,500             464            --             --
    For cash                                     --              --           210,319             210            --             --
    To convert preferred stock and
       accrued dividends                      (90,000)        (90,000)         57,561              58            --             --

Net loss                                         --              --              --              --              --             --

Cumulative preferred stock dividends             --              --              --              --              --             --
                                         ------------    ------------    ------------    ------------    ------------   ------------

Balance at December 31, 1994                   20,000          20,000      10,038,511          10,039            --             --


                                                            Deficit
                                                          Accumulated                        Notes
                                          Additional      During the                      Receivable
                                            Paid-in       Development      Treasury       Issued for
                                            Capital          Stage           Stock           Stock           Total
                                         ------------    ------------    ------------    ------------    ------------
Issuance of common stock:
    For cash                             $        500            --              --              --      $        500
    For services                               22,242            --              --              --            27,803

Net loss                                         --           (93,047)           --              --           (93,047)
                                         ------------    ------------    ------------    ------------    ------------

Balance at December 31, 1991                  147,661        (167,726)           --              --           (13,439)

Issuance of common stock for service             --              --              --              --               210

Issuance of preferred stock at                   --              --              --              --           110,000

Net loss                                         --          (137,754)           --              --          (137,754)

Cumulative preferred stock dividends             --            (8,400)           --              --            (8,400)
                                         ------------    ------------    ------------    ------------    ------------

Balance at December 31, 1992                  147,661        (313,880)           --              --           (49,383)

Issuance of common stock:
    For services                              217,058            --              --              --           219,251
    For cash                                  209,798            --              --              --           210,000

To convert notes payable and
    accrued interest payable                  126,337            --              --              --           126,413

Net loss                                         --          (519,112)           --              --          (519,112)

Cumulative preferred stock dividends             --           (13,200)           --              --           (13,200)
                                         ------------    ------------    ------------    ------------    ------------

Balance at December 31, 1993                  700,854        (846,192)           --              --           (26,031)

Issuance of common stock:
    For services                               45,887            --              --              --            46,351
    For cash                                  215,640            --              --              --           215,850
    To convert preferred stock and
       accrued dividends                      115,063            --              --              --            25,121

Net loss                                         --          (508,473)           --              --          (508,473)

Cumulative preferred stock dividends             --            (8,390)           --              --            (8,390)
                                         ------------    ------------    ------------    ------------    ------------

Balance at December 31, 1994                1,077,444      (1,363,055)           --              --          (255,572)


The  accompanying  notes are an  integral  part of this  consolidated  financial
statement.                                                                   F-8


                           VIKING CAPITAL GROUP, INC.
                        (A Development Stage Enterprise)

            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
         Period From November 12, 1986 (inception) to December 31, 2000



                                                                                                                    Class B
                                                Preferred Stock                  Common Stock                    Common Stock
                                            Shares          Amount          Shares          Amount          Shares         Amount
                                         ------------    ------------    ------------    ------------    ------------   ------------
Issuance of common stock:
    For services                                 --              --           931,701             932            --             --
    For cash                                     --              --           615,345    $        615            --             --

Conversion of preferred stock and
    accrued dividends                         (10,000)   $    (10,000)          5,217    $          5            --             --

Conversion of notes payable                      --              --           150,000             150            --             --

Acquisition of VISI                              --              --           454,545             454            --             --

Conversion of notes payable and
    accrued interest                             --              --           157,451             157            --             --

Issuance of Class B common stock
    .001 par for services                        --              --              --              --           100,000            100

Net loss                                         --              --              --              --              --             --

Cumulative preferred stock dividends             --              --              --              --              --             --
                                         ------------    ------------    ------------    ------------    ------------   ------------

Balance at December 31, 1995                   10,000          10,000      12,352,770          12,352         100,000            100

Issuance of common stock:
    For services                                 --              --           659,500             660            --             --
    For cash                                     --              --           833,300             833            --             --

Retirement of:
    Preferred stock                           (10,000)        (10,000)           --              --              --             --
    Common stock                                 --              --            (2,500)             (3)           --             --

Conversion of notes payable and
    accrued interest                             --              --           128,650             129            --             --

Treasury stock acquired                          --              --              --              --              --             --

Net loss                                         --              --              --              --              --             --
                                         ------------    ------------    ------------    ------------    ------------   ------------

Balance at December 31, 1996                     --              --        13,971,720          13,971         100,000            100


                                                            Deficit
                                                          Accumulated                        Notes
                                          Additional      During the                      Receivable
                                            Paid-in       Development      Treasury       Issued for
                                            Capital          Stage           Stock           Stock           Total
                                         ------------    ------------    ------------    ------------    ------------
Issuance of common stock:
    For services                              639,429            --              --              --           640,361
    For cash                             $    504,685            --              --              --      $    505,300

Conversion of preferred stock and
    accrued dividends                    $     10,429            --              --              --      $        434

Conversion of notes payable                    74,850            --              --              --            75,000

Acquisition of VISI                              --              --              --              --               454

Conversion of notes payable and
    accrued interest                          173,033            --              --              --           173,190

Issuance of Class B common stock
    .001 par for services                        --              --              --              --               100

Net loss                                         --        (1,449,953)           --              --        (1,449,953)

Cumulative preferred stock dividends             --            (1,200)           --              --            (1,200)
                                         ------------    ------------    ------------    ------------    ------------

Balance at December 31, 1995                2,479,870      (2,814,208)           --              --          (311,886)

Issuance of common stock:
    For services                               65,290            --              --              --            65,950
    For cash                                  690,810            --              --              --           691,643

Retirement of:
    Preferred stock                            (1,319)           --              --              --           (11,319)
    Common stock                               (5,597)           --              --              --            (5,600)

Conversion of notes payable and
    accrued interest                           65,521            --              --              --            65,650

Treasury stock acquired                          --              --            (6,406)           --            (6,406)

Net loss                                         --          (980,556)           --              --          (980,556)
                                         ------------    ------------    ------------    ------------    ------------

Balance at December 31, 1996                3,294,575      (3,794,764)         (6,406)           --          (492,524)



The  accompanying  notes are an  integral  part of this  consolidated  financial
statement.                                                                   F-9


                           VIKING CAPITAL GROUP, INC.
                        (A Development Stage Enterprise)

            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
         Period From November 12, 1986 (inception) to December 31, 2000



                                                                                                                    Class B
                                                Preferred Stock                  Common Stock                    Common Stock
                                            Shares          Amount          Shares          Amount          Shares         Amount
                                         ------------    ------------    ------------    ------------    ------------   ------------
Issuance of common stock:
    For services                                 --              --         1,743,773           1,745            --             --
    For cash                                     --              --         1,182,137           1,182            --             --
    For notes receivable                         --              --           752,744             753            --             --
    Fees other                                   --              --           725,339             725            --             --
    Acquisitions                                 --              --           700,000             700            --             --
    Expense reimbursement                        --              --            60,274              60            --             --

Conversion of notes payable and
    accrued interest                             --              --         2,419,174           2,419            --             --

Net loss                                         --              --              --              --              --             --
                                         ------------    ------------    ------------    ------------    ------------   ------------

Balance at December 31, 1997                     --              --        21,555,161    $     21,555         100,000   $        100

Issuance of common stock:
    For services                                 --              --         1,109,250           1,109            --             --
    For cash                                     --              --         1,914,040           1,914            --             --
    For notes receivable                         --              --           797,480             798            --             --
    Fees other                                   --              --            62,500              62            --             --
    Expense reimbursement                        --              --            18,280              19            --             --

Conversion of notes payable
    and accrued interest                         --              --           900,720             900            --             --

Triple A recision                                --              --              --              --              --             --

Net loss                                         --              --              --              --              --             --
                                         ------------    ------------    ------------    ------------    ------------   ------------

Balance at December 31, 1998                     --              --        26,357,431          26,357         100,000            100
                                         ------------    ------------    ------------    ------------    ------------   ------------

Issuance of common stock
    For cash                                     --              --         3,532,412           3,532            --             --
    For notes receivable                         --              --           313,919             314            --             --
    For services                                 --              --         1,216,046           1,216            --             --
    For expense reimbursement                    --              --            21,567              22            --             --
    For equipment                                --              --             5,870               6            --             --

Conversion of notes payable
    and accrued interest                         --              --           581,947             582            --             --

Net loss                                         --              --              --              --              --             --
                                         ------------    ------------    ------------    ------------    ------------   ------------

Balance at December 31, 1999                     --      $       --        32,029,192    $     32,029         100,000   $        100
                                         ============    ============    ============    ============    ============   ============

                                                            Deficit
                                                          Accumulated                        Notes
                                          Additional      During the                      Receivable
                                            Paid-in       Development      Treasury       Issued for
                                            Capital          Stage           Stock           Stock           Total
                                         ------------    ------------    ------------    ------------    ------------
Issuance of common stock:
    For services                              403,671            --              --              --           405,416
    For cash                                  523,445            --              --              --           524,627
    For notes receivable                      301,169            --              --          (301,922)           --
    Fees other                                137,089            --              --              --           137,814
    Acquisitions                               44,100            --              --              --            44,800
    Expense reimbursement                      11,995            --              --              --            12,055

Conversion of notes payable and
    accrued interest                          731,307            --              --              --           733,726

Net loss                                         --        (1,746,866)           --              --        (1,746,866)
                                         ------------    ------------    ------------    ------------    ------------

Balance at December 31, 1997             $  5,447,351    $ (5,541,630)   $     (6,406)   $   (301,922)   $   (380,952)

Issuance of common stock:
    For services                              426,493            --              --              --           427,602
    For cash                                  638,910            --              --              --           640,824
    For notes receivable                      326,343            --              --          (327,141)           --
    Fees other                                 24,938            --              --              --            25,000
    Expense reimbursement                       4,552            --              --              --             4,571

Conversion of notes payable
    and accrued interest                      301,603            --              --              --           302,503

Triple A recision                                --              --           (34,800)           --           (34,800)

Net loss                                         --        (1,540,614)           --              --        (1,540,614)
                                         ------------    ------------    ------------    ------------    ------------

Balance at December 31, 1998                7,170,190      (7,082,244)        (41,206)       (629,063)       (555,866)
                                         ------------    ------------    ------------    ------------    ------------

Issuance of common stock
    For cash                                1,279,863            --              --              --         1,283,395
    For notes receivable                      123,657            --              --          (123,971)           --
    For services                              421,816            --              --              --           423,032
    For expense reimbursement                   6,449            --              --              --             6,471
    For equipment                               1,755            --              --              --             1,761

Conversion of notes payable
    and accrued interest                      193,461            --              --              --           194,043

Net loss                                         --        (1,980,074)           --              --        (1,980,074)
                                         ------------    ------------    ------------    ------------    ------------

Balance at December 31, 1999             $  9,197,191    $ (9,062,318)   $    (41,206)   $   (753,034)   $   (627,238)
                                         ============    ============    ============    ============    ============



The  accompanying  notes are an  integral  part of this  consolidated  financial
statement.                                                                  F-10


                           VIKING CAPITAL GROUP, INC.
                        (A Development Stage Enterprise)

            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
         Period From November 12, 1986 (inception) to December 31, 2000



                                                                                                                    Class B
                                                Preferred Stock                  Common Stock                    Common Stock
                                            Shares          Amount          Shares          Amount          Shares         Amount
                                         ------------    ------------    ------------    ------------    ------------   ------------
Issuance of common stock
    For cash                                     --              --         2,638,832           2,639            --             --
    For notes receivable                         --              --           495,000             495            --             --
    For services                                 --              --         1,315,825           1,315            --             --
    For other                                    --              --             2,100               2            --             --

Issuance of stock options for services           --              --              --              --              --             --

Conversion of notes payable
    and accrued interest                         --              --           100,514             101            --             --

Reclass of notes receivable
    issued for stock to capital                  --              --              --              --              --             --

Net loss                                         --              --              --              --              --             --
                                         ------------    ------------    ------------    ------------    ------------   ------------

Balance at December 31, 2000                     --      $       --        36,581,463    $     36,581         100,000   $        100
                                         ============    ============    ============    ============    ============   ============

                                                            Deficit
                                                          Accumulated                        Notes
                                          Additional      During the                      Receivable
                                            Paid-in       Development      Treasury       Issued for
                                            Capital          Stage           Stock           Stock           Total
                                         ------------    ------------    ------------    ------------    ------------
Issuance of common stock
    For cash                                  640,811            --              --              --           643,450
    For notes receivable                       78,505            --              --           (79,000)           --
    For services                              339,083            --              --              --           340,398
    For other                                     314            --              --              --               316

Issuance of stock options for services         66,539            --              --              --            66,539

Conversion of notes payable
    and accrued interest                       23,716            --              --              --            23,817

Reclass of notes receivable
    issued for stock to capital              (832,034)           --              --           832,034            --

Net loss                                         --        (1,597,068)           --              --        (1,597,068)
                                         ------------    ------------    ------------    ------------    ------------

Balance at December 31, 2000             $  9,514,125    $(10,659,386)   $    (41,206)   $       --      $ (1,149,786)
                                         ============    ============    ============    ============    ============




The  accompanying  notes are an  integral  part of this  consolidated  financial
statement.                                                                  F-11


                           VIKING CAPITAL GROUP, INC.
                        (A Development Stage Enterprise)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     Years Ended December 31, 2000 and 1999
       and period from November 12, 1986 (inception) to December 31, 2000

                                                                                                 Period from
                                                                     Years Ended                 November 12,
                                                                    December 31,                   1986 to
                                                                 2000           1999          December 31, 2000
                                                            ------------   ------------       -----------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                               $ (1,597,068)  $ (1,980,074)       $ (10,628,196)
     Non cash charges included in operations
         Allowance for doubtful accounts                           7,500          9,062               72,562
         Depreciation and amortization                           173,451         50,848              304,368
         Common stock issued for services                        340,398        423,032            2,268,103
         Common stock issued for services - related party              -              -              359,008
         Common stock issued for fees and other                      316              -              163,130
         Common stock issued for expense reimbursement                 -          6,471               23,097
         Common stock issued for purchase of equipment                 -          1,761                1,761
         Common stock issued for interest payable                  3,618         14,232              144,914
         Stock options issued for services                        66,539              -               66,539
         Note payable issued for services - related party              -              -                3,200
         Note payable issued for interest expense                      -              -                3,660
         Provision for doubtful notes receivable                       -              -               52,754
         Loss on assets                                                -              -               15,000
         Advances to stockholder expensed to consulting                -              -               57,706
     Changes in assets and liabilities
         (Increase) decrease in accounts receivable               14,024         (8,831)                 205
         (Increase) decrease in interest receivable               47,032        (12,744)              (2,085)
         (Increase) in interest receivable - related party             -              -                  (60)
         (Increase) decrease in other assets                       5,332         24,570              (52,675)
         (Increase) in deposits                                        -              -              (31,767)
         Increase (decrease) in accounts payable                (115,370)       (88,160)             241,572
         Increase in accounts payable - related party                  -              -               21,901
         Increase (decrease) in interest payable                   2,333         (2,508)              (2,286)
         Increase in accrued payroll and
              payroll taxes                                      401,877        286,459            1,321,509
         Increase in accrued expenses                              6,588         81,324              124,955
         Increase in accrued expenses - related party                  -              -                4,871
                                                            ------------   ------------        -------------
Net cash used for operating activities                          (643,430)    (1,194,558)          (5,466,254)

CASH FLOWS FROM INVESTING ACTIVITIES
     Purchase of fixed assets including payments
         for software development                                      -       (165,159)            (837,940)
     Loans made                                                  (60,000)       (37,440)            (213,382)
     Loans made to shareholder                                         -              -              (17,000)
     Loans made to related parties                               (19,079)       (50,000)            (164,445)
     Loan repayments                                              20,000         18,200               54,000
     Loan repayments-related parties                                   -         50,000               60,500
     Other                                                             -              -              (15,050)
                                                            ------------   ------------        -------------
Net cash used for investing activities                           (59,079)      (184,399)          (1,133,317)


The  accompanying  notes are an integral  part of these  consolidated  financial
statements.                                                                 F-12


                           VIKING CAPITAL GROUP, INC.
                        (A Development Stage Enterprise)

                CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued
                   Years Ended December 31, 2000 and 1999 and
         period from November 12, 1986 (inception) to December 31, 2000

                                                                                       Period from
                                                              Years Ended              November 12,
                                                              December 31,               1986 to
                                                          2000           1999       December 31, 2000
                                                      -----------    -----------    -----------------
CASH FLOWS FROM FINANCING ACTIVITIES
     Stock sale expenses                              $      --      $      --         $   (11,716)
     Proceeds from notes payable                          118,982         99,800         2,235,859
     Proceeds from notes payable - related parties         75,000         26,300           412,194
     Repayments of notes payable                          (62,000)       (19,500)         (464,990)
     Repayments of notes payable - related parties        (46,300)       (19,322)         (280,329)
     Repayments of capital lease obligations              (21,864)       (30,788)          (94,190)
     Proceeds from preferred stock sale                      --             --              20,000
     Retirement of preferred stock                           --             --             (11,319)
     Dividends converted to preferred stock                  --             --                (434)
     Proceeds from sale of common stock                   643,450      1,283,395         4,813,089
     Preferred dividends paid                                --             --              (5,400)
                                                      -----------    -----------       -----------
Net cash provided from financing activities               707,268      1,339,885         6,612,764
                                                      -----------    -----------       -----------

Increase (decrease) in cash                                 4,759        (39,072)           13,193

Cash at beginning of period                                 8,434         47,506              --
                                                      -----------    -----------       -----------

CASH AT END OF PERIOD                                 $    13,193    $     8,434       $    13,193
                                                      ===========    ===========       ===========

SUPPLEMENTAL DISCLOSURES Cash flow information:
     Interest paid                                    $    15,688    $     7,801       $   104,861
     Interest paid - related party                          2,323          3,888            16,458
     Income taxes paid                                       --             --                  32
Non-cash investing activities:
     Repayment of note receivable - non cash method          --             --              21,000
     Common stock issued for:
         Acquisition of VISI                                 --             --                 434
         Acquisition of NIAI                                 --             --              10,000
         Oil lease                                           --             --              40,000
Non-cash financing activities:
     Preferred stock issued for:
         Note payable - related party                        --             --              60,000
         Accrued interest - related party                    --             --               4,500
         Accrued expenses - related party                    --             --              25,500
     Common stock issued for:
         Repayment of notes payable                        20,199        179,818         1,319,934
         Repayment of notes payable-related party            --             --             119,500
         Payment of interest                                3,618         14,232           141,818
         Payment of interest - related party                 --             --               3,097


                                  - Continued -



The  accompanying  notes are an integral  part of these  consolidated  financial
statements.                                                                 F-13


                           VIKING CAPITAL GROUP, INC.
                        (A Development Stage Enterprise)

                CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued
                     Years Ended December 31, 2000 and 1999
       and period from November 12, 1986 (inception) to December 31, 2000

                                                                              Period from
                                                        Years Ended           November 12,
                                                        December 31,            1986 to
                                                      2000       1999      December 31, 2000
                                                     --------   --------   -----------------
    Payment of accounts payable                      $   --     $   --         $ 15,000
    Conversion of preferred stock                        --         --          100,000
    Payment of preferred stock dividend                  --         --           25,556
    Notes receivable                                   79,000    123,970        832,032

Note payable issued for:
    Services - related party                             --         --            3,200
    Payment of interest - related party                  --         --            3,660

Assignment of oil lease in payment of note payable       --         --           40,000

Common stock acquired for conversion of
    note receivable                                      --         --            6,406
Common stock canceled for conversion of
    note receivable                                      --         --            5,600

Additions to equipment under capital leases              --         --          107,631










The  accompanying  notes are an integral  part of these  consolidated  financial
statements.                                                                 F-14

                           VIKING CAPITAL GROUP, INC.
                        (A Development Stage Enterprise)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2000 and 1999



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

The gross amount and accumulated amortization for assets held under capital leases amounted to $107,631 and $97,634, respectively at December 31, 2000, and $107,631 and $87,113, respectively at December 31, 1999.

                           VIKING CAPITAL GROUP, INC.
                        (A Development Stage Enterprise)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2000 and 1999


NOTE A - BACKGROUND AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Income Taxes
------------

Deferred income taxes are determined using the asset and liability method, under which deferred tax assets and liabilities are calculated based on differences between financial accounting and tax bases of assets and liabilities. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense or benefit is the payable or refund for the period plus or minus the change during the period in deferred tax assets and liabilities.

Loss per Common Share
---------------------

Basic net loss per share is computed by dividing net loss plus preferred dividends paid and accrued during the year (where applicable) by the weighted average number of common shares outstanding for the period. Diluted net loss per share is computed by dividing net loss plus preferred dividends paid and accrued during the year (where applicable) by the weighted average number of common shares dilutive and common stock equivalents. Common stock equivalents were excluded from the computation as such inclusion would have an anti-dilutive effect.

Software Development
--------------------

Software development costs have been capitalized in accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed" ("SFAS 86"). Under SFAS 86, capitalization of software development costs begins upon the establishment of technological feasibility and ends when a product is available for general release to customers. During 2000 and 1999 the Company amortized $143,448 and $8,080 of software costs, respectively, using an estimated useful life of three years.

Stock Transactions
------------------

During 2000 and 1999, the Company entered into a number of stock transactions for non-cash consideration. These include the issuance of stock for services, as reimbursement for expenses incurred, for the purchase of equipment, and in exchange for the issuance of notes receivable. The Company also converted certain notes payable to common stock during 2000 and 1999. These transactions were recorded at the market value of the services received, asset acquired or the face value of the notes issued or converted.

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

Impairment of long-lived assets
-------------------------------

The Company accounts for the impairment and disposition of long-lived assets in accordance with Statement of Financial Accounting Standards (SFAS) No. 121, Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be disposed Of. In accordance with SFAS No. 121, long-lived assets are reviewed when events or changes in circumstances indicate that their carrying value may not be recoverable. There was no impairment of the value of such assets for the years ended December 31, 2000 or 1999.

                           VIKING CAPITAL GROUP, INC.
                        (A Development Stage Enterprise)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2000 and 1999


NOTE B - GOING CONCERN

The consolidated financial statements have been prepared on the assumption that the Company will continue as a going concern. The Company sustained a net operating loss of $1,597,068 during the year ended December 31, 2000 and has accumulated losses of $10,628,196 since its inception, November 12, 1986. Cash used by operating activities for the same periods aggregated $643,430 and $5,466,254, respectively. Current liabilities at December 31, 2000 of $1,978,978 exceed current assets of $94,357. Total liabilities at December 31, 2000 of $1,978,978 exceed total assets of $829,192. The Company's continued existence depends upon the success of management's efforts to raise additional capital necessary to meet the Company's obligations as they come due and to obtain sufficient capital to execute its business plan. The Company intends to obtain capital primarily through issuances of common and preferred stock. There can be no degree of assurance given that the Company will be successful in completing additional financing transactions.

The consolidated financial statements do not include any adjustments to reflect the possible effects on the recoverability and classification of assets or classification of liabilities which may result from the inability of the Company to continue as a going concern.

NOTE C - NOTES PAYABLE

The Company entered into new notes or renewed existing notes totaling $399,225 during 2000. All outstanding notes at December 31, 2000 mature during 2001, bear interest ranging from 10% to 14% and are secured by the assets of the Company, except for a $100,000 note which is secured by 200,000 free trading shares owned by directors and shareholders of the Company. Interest payments on all notes are due annually.

During 2000 and 1999 notes payable totaling $20,199 and $179,811, respectively, and related accrued interest of $3,618 and $14,232 were converted to 100,514 and 581,947 common shares, respectively. As of December 31, 2000, the Company had $100,000 of convertible notes outstanding that have the option to convert to 400,000 common restricted shares; $120,180 convertible notes outstanding that have the option to convert to 600,900 common restricted shares; $49,400 convertible notes outstanding that have the option to convert to 329,333 common restricted shares and $6,500 convertible notes outstanding that have the option to convert to 46,429 common restricted shares. If converted, $176,080 of these notes carry an additional option to purchase the same number of common shares which the holder was originally entitled to receive if the notes were converted to equity. An additional $100,000 carry an option to purchase one-half of the number of common shares which the holder was originally entitled to receive if the notes were converted to equity.

The option price is the same as the conversion price, except for the following convertible notes payable: $6,500 with a conversion rate of $0.14 per share and an option rate of $0.30 per share, $21,900 with a conversion rate of $0.15 and an option rate of $0.25 per share, 20,000 with a convertible rate of $0.20 and an option rate of $0.25, $16,300 with a convertible rate of $0.20 and an option rate of $0.50, $23,880 with a conversion rate of $0.20 and an option rate of $0.375, $100,000 with a conversion rate of $0.20 and an option rate of $0.50. All options, if the notes are converted, are exercisable for a period of one year from conversion.


                           VIKING CAPITAL GROUP, INC.
                        (A Development Stage Enterprise)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2000 and 1999


NOTE D - INCOME TAXES

Deferred tax assets and liabilities at December 31, 2000 and 1999 are as follows:

                                                                  2000            1999
                                                             ------------    ------------
   Current deferred tax asset                                $    494,707    $    355,519
   Valuation allowance for current deferred tax asset            (494,707)       (355,519)
                                                             ------------    ------------
       Net current deferred tax asset                        $          -    $          -
                                                             ============    ============

   Non-current deferred tax asset                               3,160,377       2,566,955
   Valuation allowance for non-current deferred tax asset      (3,160,377)     (2,566,955)
                                                             ------------    ------------
       Net non-current deferred tax asset                    $          -    $          -
                                                             ============    ============


Differences between the statutory federal income tax rate and the effective rate for the years ended December 31, 2000 and 1999 are as follows:


                                                       2000       1999
                                                      --------   --------
              Income tax provision at statutory rate    34.0%      34.0%
              Change in valuation allowance            (23.6)     (35.6)
              Change in prior year estimate             (7.3)        .0
              Other                                     (3.1)       1.6
                                                      ========   ========
                                                         0.0%       0.0%

The non-current deferred tax asset results from the tax benefit of the net operating losses. The current deferred tax asset includes the accrual of officers' salary for financial reporting purposes not deducted for federal income tax reporting purposes until paid and the allowance for doubtful accounts which is not deducted for federal income tax reporting purposes.

The Company has operating loss carryforwards totaling approximately $9,293,000, subject to limitations under Section 382 of the Internal Revenue Code, that are available to offset its future income tax liability. The net operating loss carryforwards expire as follows:

                      Year 2004                              $     21,000
                      Year 2005                                         -
                      Year 2006                                   168,000
                      Year 2007                                   206,000
                      Year 2008                                   450,000
                      Year 2009                                   504,000
                      Year 2010                                 1,443,000
                      Year 2011                                   977,000
                      Year 2012                                 1,572,000
                      Year 2013                                 1,273,000
                      Year 2014                                 1,637,000
                      Year 2015                                 1,042,000
                                                             ------------
                                                             $  9,293,000
                                                             ============


As further described in Note B, realization of the benefit of these net operating loss carryforwards and other deferred tax assets appear uncertain. Accordingly, a valuation allowance of $3,160,377 has been recorded at December 31, 2000. The valuation allowance increased by $237,903 and $604,634 during the years ended December 31, 2000 and 1999, respectively.

                           VIKING CAPITAL GROUP, INC.
                        (A Development Stage Enterprise)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2000 and 1999


NOTE E - LEASE COMMITMENTS

During 1996, the Company entered into operating lease agreements for office space and certain computer equipment. The Company leases additional computer equipment under a capital lease. The office lease and the remaining leases of computer equipment expire in 2001. Total rental expense was $180,058 and $183,222 in 2000 and 1999, net of $142,509 of rental income in 2000 and 1999 received under a sub-lease of part of the office space. Future minimum lease payments under non-cancelable operating leases and capital leases at December 31, 2000 are as follows:

                                                       Operating       Capital
                                                         Leases        Leases
                                                       ---------      --------
          2001                                         $ 129,108      $ 14,664

     Less lease income from sub-lease                     (8,088)
                                                       ---------
                                                       $ 121,020

     Less amount representing interest                                  (1,216)
                                                                      --------
     Present value of net minimum lease payments,
          all current maturities                                      $ 13,448
                                                                      ========



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

On November 22, 2000, the Company registered an additional 1,250,000 common shares through an S-8.

NOTE G - PREFERRED STOCK

Authorized preferred stock at December 31, 2000 is 50,000,000 shares. The Board of Directors has the discretion to attach any dividend rate and/or conversion privilege at the time of issuance.

Effective October 14, 1996, the Board of Directors authorized the issuance of 2,500,000 shares of new Series A preferred stock, with a par value of $1.00 per share. These shares are non-voting cumulative, callable preferred stock convertible to common stock eighteen months after issuance at a rate equal to one half the market value of the common stock. The Company will account for the issuance of preferred stock with below market conversion features as deemed dividends to the extent that the fair value of the common stock at the date of issuance of the preferred stock exceeds the stated conversion price. The new preferred stock will carry a coupon rate of 10%. As of December 31, 2000, no Series A preferred stock had been issued.


                           VIKING CAPITAL GROUP, INC.
                        (A Development Stage Enterprise)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2000 and 1999


NOTE G - PREFERRED STOCK (Continued)

Effective September 27, 1999, the Board of Directors  authorized the issuance of
6,000,000 shares of new Series AA preferred stock, with a par value of $1.00 per
share.  These  shares  are  non-voting  cumulative,   callable  preferred  stock
convertible to common stock if, after  issuance,  the market price of the common stock  rose to $6.25 per share or  higher,  at a rate  determined  by the market price of the common stock.  The new preferred  stock will carry a coupon rate of
8.1%. As of December 31, 2000, no Series AA preferred stock had been issued.

NOTE H - STOCK OPTIONS

Effective July, 1996, the Board of Directors approved a qualified employee stock option plan for the Company (the "Plan"). Under the Plan, the Company may grant options for up to five million shares of common stock. The exercise price of each option may not be less than the fair market value of common stock at the date of grant, without approval of the Board of Directors. Options are exercisable according to the terms set out in the option agreement, not to exceed ten years. At December 31, 2000 and 1999, there were a total of 1,269,000 and 1,919,000 options outstanding under the Plan, respectively.

In addition, the Company has issued stock options outside of the Plan to employees, directors and others as compensation for services provided to the Company as well as options which are non-compensatory in nature. During 2000 the Company issued 3,000,000 options as compensation to employees and directors and 2,118,000 options to service providers as compensation for consulting and other services provided during 2000. The options issued to services providers vest in part during 2000 and in part during 2001. In connection with these options, the Company has recorded $66,539 of professional service costs in 2000. In addition, 1,500,000 options were issued in 2000 contingent upon services to be provided in 2001.

At December 31, 2000 and 1999 there were a total of  18,499,842  and  12,925,826 options (including compensatory and non-compensatory) outstanding, respectively.
All  options  granted by the  Company  related to  restricted  stock under rules promulgated by the Securities and Exchange Commission.

A summary of changes in the Company's compensatory options follows:

                                  Employee Stock Plan       Other Compensatory    Combined Total
                                ---------------------     ---------------------   --------------
                                             Weighted                  Weighted
                                             Average                   Average
                                             Exercise                  Exercise
                                  Options     Price         Options     Price         Options
                                ----------   --------     ----------   --------     ----------
Outstanding at 12/31/98          2,590,045          -      3,739,489          -      6,329,534
Granted                            924,000   $   1.00      8,560,136   $   0.85      9,484,136
Exercised                                -          -              -          -              -
Forfeited                       (1,595,045)  $   1.00     (3,296,201)  $   1.03     (4,891,246)
                                -----------               ----------                ----------
Outstanding at 12/31/99          1,919,000                 9,003,424                10,922,424
Granted                                  -   $   1.00      6,618,000   $   0.42      6,618,000
Exercised                                -          -              -          -              -
Forfeited                         (650,000)  $   1.00       (855,000)  $   1.01     (1,505,000)
                                ----------                ----------                ----------
Outstanding at 12/31/00          1,269,000                14,766,424                16,035,424
                                ==========                ==========                ==========



                           VIKING CAPITAL GROUP, INC.
                        (A Development Stage Enterprise)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2000 and 1999


NOTE H - STOCK OPTIONS (Continued)

The fair value of all compensatory options issued during 2000 and 1999 was $562,878 and $2,702,856, respectively. The weighted average fair value of compensatory options issued during 2000 is $0.11 per share.

The following table summarizes information about options outstanding at December
31, 2000 under the Employee Stock Plan:

                             Options Outstanding                                         Options Exercisable
                             -------------------                                         -------------------
                                           Weighted Avg.
   Range of             Number               Remaining           Weighted Avg.       Number         Weighted Avg.
Exercise Prices       Outstanding        Contractual Life       Exercise Price     Exercisable    Exercisable Price
---------------       -----------        ----------------       --------------     -----------    -----------------
     $1.00             1,269,000             2.4 years               $1.00            558,500           $1.00


The following table summarizes information about other compensatory stock options outstanding at December 31, 2000:

                             Options Outstanding                                         Options Exercisable
                             -------------------                                         -------------------
                                           Weighted Avg.
   Range of             Number               Remaining           Weighted Avg.       Number         Weighted Avg.
Exercise Prices       Outstanding        Contractual Life       Exercise Price     Exercisable    Exercisable Price
---------------       -----------        ----------------       --------------     -----------    -----------------

   $0.25-$1.00        14,766,424             3.3 years               $0.65          8,355,718           $0.82


A summary of changes in the Company's non-compensatory options follows:

                                    Non-Compensatory   Weighted Average
                                         Options        Exercise Price
                                    ----------------   ----------------

Outstanding at 12/31/98                 2,892,927           $ 0.74

Granted                                 1,160,644             0.38
Exercised                                 (80,092)            0.50
Forfeited                              (1,970,077)            0.50
                                      -----------
Outstanding at 12/31/99                 2,003,402             0.43

Granted                                 1,621,660             0.42
Exercised                                (100,000)            0.20
Forfeited                              (1,060,644)            0.40
                                      -----------
Outstanding at 12/31/00                 2,464,418           $ 0.46
                                      ===========

                           VIKING CAPITAL GROUP, INC.
                        (A Development Stage Enterprise)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2000 and 1999


NOTE H - STOCK OPTIONS (Continued)

The Company applies APB Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB25"), in accounting for its compensatory options. The options granted in 2000 and 1999 have exercise prices which, generally, approximate fair value and accordingly, no compensation cost has been recognized for its compensatory stock options in the consolidated financial statements, except as noted above in connection with options issued to other than employees and directors. Had compensation cost for the Company's stock options been determined consistent with FASB statement No. 123, "Accounting for Stock Based Compensation", the Company's net loss and net loss per share would have been increased to the pro forma amounts indicated below:

                                                      Years ended December 31,
                                                        2000             1999
                                                   ------------     ------------

Net Loss                   As reported             $  1,597,068     $  1,980,074
                           Pro forma               $  1,741,719     $  4,860,598

Loss per share             As reported (basic
                               and diluted)            $ 0.05           $ 0.07
                           Pro forma                   $ 0.05           $ 0.17


The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The following assumptions were used for grants in 2000; dividend yield at 0%, expected volatility at 149%, risk free interest rate of 6.5% over a 1-5 year period, and an expected life of 1-5 years. The following assumptions were used for grants in 1999; dividend yield of 0%, expected volatility of 104%, risk free interest rate of 6% over a 1-3 year period, and an expected life of 1-3 years.

NOTE I - RELATED PARTY TRANSACTIONS

The Company loaned $19,079 to related parties during 2000. The loans, bearing interest at 10% are all due during 2001. At December 31, 2000 and 1999, the Company had notes and interest receivable of $19,079 and $2,158, respectively from related parties.

NOTE J - CONCENTRATIONS OF CREDIT RISK

The Company's notes receivables are subject to potential credit risk. Some notes receivable are collatoralized against shares held in the Company; all other notes receivable are uncollatoralized. The Company has provided an allowance for doubtful receivables which reflects its estimates of uncollectible amounts. The maximum exposure assuming non-performance by the debtors is the amount shown on the balance sheet at the date of non-performance. Included in other assets is a receivable of $50,000 which is collateralized by the Company's common stock.

                           VIKING CAPITAL GROUP, INC.
                        (A Development Stage Enterprise)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2000 and 1999


NOTE K - EMPLOYEE BENEFIT PLAN

On April 18, 1995, the Company registered an Employee Benefit Plan ("Plan") under regulation S-8 that reserved 1,000,000 shares of common stock for issuance under the Plan. These shares can be issued by approval of an Employee Benefit Committee appointed by the Board of Directors. During 1996, the Company registered an additional 1,000,000 common shares through a Form S-8. On January 21, 1999, the Company registered a further 1,000,000 common shares through another Form S-8. On November 29, 2000, the Company registered an additional 1,250,000 common shares through another Form S-8. During year ended December 31, 2000, 282,777 shares were issued under the terms of the Plan. In 1999, 1,137,926 shares were issued under the terms of the Plan.

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