Form 10QSB
period 2001-03-31
VIKING CAPITAL GROUP INC
filed 2001-05-15
CIK 886093

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES  EXCHANGE
    ACT OF 1934

                       For the period ended March 31, 2001

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

       Check  whether the issuer (1) filed all  reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

As of March 31, 2001, approximately 36,142,063 shares of Common Stock of the issuer were outstanding. As of March 31, 2001, 100,000 shares of Class B Common Stock of the issuer were outstanding.

                           VIKING CAPITAL GROUP, INC.



                                      INDEX


                                                                           Page
                                                                          Number
                                                                          ------
PART I - FINANCIAL INFORMATION

  Item 1. Financial Statements

     Consolidated Balance Sheets - March 31, 2001 and December 31, 2000        3

     Consolidated Statements of Operations - For the three months ended
     March 31, 2001 and 2000, and for the period from inception
     (November 12, 1986) to March 31, 2001                                     5

     Consolidated Statements of Cash Flows - For the three months ended
     March 31, 2001 and 2000, and for the period from inception
     (November 12, 1986) to March 31, 2001                                     6

     Notes to Consolidated Condensed Financial Statements                      8


  Item 2. Management's Discussion and Analysis or Plan of Operation.          10


PART II - OTHER INFORMATION

  Item 2. Changes in Securities                                               12

  Item 5. Other Information                                                   12

  Item 6. Exhibits                                                            12


SIGNATURES                                                                    14
EXHIBITS                                                                      15


                           VIKING CAPITAL GROUP, INC.
                        (A Development Stage Enterprise)

                           CONSOLIDATED BALANCE SHEETS



                                     ASSETS
                                     ------
                                                                   (Unaudited)
                                                                    March 31,     December 31,
                                                                        2001            2000
                                                                  ------------   ------------
CURRENT ASSETS

  Cash & Equivalents                                              $        972   $     13,193
  Marketable securities                                                  8,977           --
  Notes receivable and accrued interest                                 74,586         81,164
                                                                  ------------   ------------
     Total current assets                                               84,535         94,357
                                                                  ------------   ------------

  Office furniture, equipment, software and capitalized software
  development costs, net                                               567,588        649,808

OTHER ASSETS                                                            59,998         85,027
                                                                  ------------   ------------

TOTAL ASSETS                                                      $    712,121   $    829,192
                                                                  ============   ============



   The accompanying notes are an integral part of these financial statements.


                           VIKING CAPITAL GROUP, INC.
                        (A Development Stage Enterprise)

                           CONSOLIDATED BALANCE SHEETS




                      LIABILITIES AND STOCKHOLDERS' DEFICIT
                      -------------------------------------

                                                                    (Unaudited)
                                                                     March 31,     December 31,
                                                                        2001            2000
                                                                   ------------    ------------
CURRENT LIABILITIES
  Accounts payable and accrued expenses                            $    218,916    $    248,473
  Accrued payroll and payroll taxes                                   1,529,980       1,430,042
  Lease obligation, current portion                                      10,330          13,448
  Notes payable and accrued interest                                    411,821         287,015
                                                                   ------------    ------------
     Total current liabilities                                        2,171,047       1,978,978
                                                                   ------------    ------------

LONG-TERM DEBT                                                             --              --
                                                                   ------------    ------------
     Total liabilities                                                2,171,047       1,978,978
                                                                   ------------    ------------


STOCKHOLDERS' DEFICIT
  Preferred stock $1.00 par value; 50,000,000 shares authorized;
     Series A Preferred Stock $1.00 par value; 2,500,000 shares
        authorized, no shares issued and outstanding                       --              --
     Series AA Preferred Stock $1.00 par value; 6,000,000 shares
        authorized, no shares issued and outstanding                       --              --
  Common stock $0.001 par value; 150,000,000 shares authorized;
     36,667,688 and 36,581,463 issued as of
     March 31, 2001 and December 31, 2000, respectively                  36,668          36,581
  Common stock Class B $0.001 par value; 100,000 shares
     authorized and outstanding                                             100             100
  Paid-in capital                                                     9,639,820       9,514,125
  Deficit accumulated in the development stage                      (11,094,308)    (10,659,386)
                                                                   ------------    ------------
                                                                     (1,417,720)      1,108,580

  Less treasury stock - 525,625 shares at cost                          (41,206)        (41,206)
                                                                   ------------    ------------
     Total stockholders' deficit                                     (1,458,926)     (1,149,786)
                                                                   ------------    ------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                        $    712,121    $    829,192
                                                                   ============    ============



   The accompanying notes are an integral part of these financial statements.


                           VIKING CAPITAL GROUP, INC.
                        (A Development Stage Enterprise)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                 Three months ended March 31, 2001 and 2000 and
           Period from November 12, 1986 (inception) to March 31, 2001



                                                   Three months ended           Period from
                                                        March 31,            November 12, 1986
                                                  2001            2000       to March 31, 2001
                                             ------------    ------------    -----------------
Revenue                                      $       --      $     12,393       $    474,376
Cost of Revenue                                      --            10,914             91,324
                                             ------------    ------------       ------------
Gross Profit                                         --             1,479            383,052
                                             ------------    ------------       ------------

Cost and expenses
   Depreciation and amortization                   82,250          15,360            386,618
General and administrative expenses               342,607         428,412         10,898,657
                                             ------------    ------------       ------------
       Total cost and expenses                    424,857         443,772         11,285,275
                                             ------------    ------------       ------------

   Loss from operations                          (424,857)       (442,293)       (10,902,223)

Other income(expenses)
   Interest income                                  2,023           9,691            108,038
   Interest and penalty expense                   (11,687)         (7,338)          (295,837)
   Other                                             (400)         (3,065)            26,937
                                             ------------    ------------       ------------
       Total other income(expense)                (10,064)           (712)          (160,862)
                                             ------------    ------------       ------------

Loss before income taxes                         (434,921)       (443,005)       (11,063,085)

Income tax provision                                 --              --                  (32)
                                             ------------    ------------       ------------

Net loss                                     $   (434,921)   $   (443,005)      $(11,063,117)
                                             ============    ============       ============

Loss per common share attributable to
   common stockholders
     Basic and diluted                       $     (0.012)   $     (0.014)


Weighted average common shares outstanding
     Basic and diluted                         36,219,517      32,670,373




   The accompanying notes are an integral part of these financial statements.


                           VIKING CAPITAL GROUP, INC.
                        (A Development Stage Enterprise)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                 Three months ended March 31, 2001 and 2000 and
           Period from November 12, 1986 (inception) to March 31, 2001


                                                                         Three months ended           Period from
                                                                              March 31,            November 12, 1986
                                                                        2001            2000       to March 31, 2001
                                                                   ------------    ------------    -----------------
Cash flows from operating activities
   Net loss                                                        $   (434,921)   $   (443,005)     $(11,063,117)
   Non-cash charges included in operations
     Allowance for doubtful accounts                                       --              --              72,562
     Depreciation and amortization                                       82,250          15,360           386,618
     Common stock issued for services and interest                       27,909         145,879         2,799,934
     Stock options issued for services                                   47,623            --             114,162
     Note payable issued for services                                      --              --               3,200
     Note payable issued for interest expense                              --              --               3,660
     Common stock issued for accrued expenses,
        expense reimb., fees, other                                        --              --             187,988
     Provision for doubtful notes receivable                               --              --              52,754
     Loss on assets                                                        --              --              15,000
     Advances to stockholder expensed to consulting                        --              --              57,706
   Changes in assets and liabilities
     (Increase) decrease in accounts receivable                            --             5,174               205
     (Increase) decrease in interest receivable                          (2,023)         (3,711)           (4,168)
     (Increase) in deposits                                                --              --             (31,767)
     (Increase) decrease in other assets, receivables                    55,000          (6,636)            2,325
     Increase in accounts payable and accrued expenses                  (28,243)       (117,099)          362,770
     Increase in interest payable                                         8,030            --               8,030
     Increase in accrued payroll and payroll taxes                       99,771         131,161         1,421,280
                                                                   ------------    ------------      ------------
           Net cash used for operating activities                      (144,604)       (272,877)       (5,610,858)

Cash flows from investing activities
   Capital expenditures including software development                     --              --            (837,940)
   Loans made                                                           (21,400)           --            (416,227)
   Loan repayments                                                         --              --             114,500
   Other                                                                   --              --             (15,050)
                                                                   ------------    ------------      ------------
       Net cash used for investing activities                           (21,400)           --          (1,154,717)

Cash flows from financing activities
   Stock sale expenses                                                     --              --             (11,716)
   Proceeds from sale of common stock                                    45,000         363,250         4,858,089
   Proceeds from notes payable                                          123,501          40,000         2,771,554
   Principal repayments of notes payable                                (11,600)        (84,800)         (756,919)
   Principal payments on capital lease obligations                       (3,118)           --             (97,308)
   Proceeds from preferred stock sale                                      --              --              20,000
   Repurchase of preferred stock                                           --              --             (11,319)
   Preferred dividends paid                                                --              --              (5,834)
                                                                   ------------    ------------      ------------
       Net cash provided by financing activities                        153,783         318,450         6,766,547

Increase (decrease) in cash                                             (12,221)         45,573               972


                                  - continued -


   The accompanying notes are an integral part of these financial statements.


                           VIKING CAPITAL GROUP, INC.
                        (A Development Stage Enterprise)

                CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued
                                   (Unaudited)
                   Three months ended March 31, 2001 and 2000
         and Period from November 12, 1986 (inception) to March 31, 2001


                                                          Three months ended        Period from
                                                              March 31,          November 12, 1986
                                                          2001         2000      to March 31, 2001
                                                       ----------   ----------   -----------------
Cash at beginning of period                                13,193        8,434             --
                                                       ----------   ----------       ----------
Cash at end of period                                  $      972   $   54,007       $      972
                                                       ==========   ==========       ==========

Cash flow information:
   Interest paid                                       $      760   $    7,338       $  122,079
   Income taxes paid                                   $     --     $     --         $       32

Non-cash investing activities:
   Repayment of note receivable - non cash method      $     --     $     --         $   21,000
   Common stock issued for:
     Acquisition of NIAI                               $     --     $     --         $   10,000
     Acquisition of VISI                               $     --     $     --         $      434
     Oil lease                                         $     --     $     --         $   40,000

   Marketable securities acquired for note payable     $    8,977   $     --         $    8,977

Non-cash financing activities:
   Preferred stock issued for:
     Note payable-related party                        $     --     $     --         $   60,000
     Accrued interest-related party                    $     --     $     --         $    4,500
     Accrued expenses-related party                    $     --     $     --         $   25,500

Common stock issued for:
   Repayment of notes payable                          $    5,000   $     --          1,444,234
   Payment of interest                                 $      159   $     --            148,329
   Payment of accounts payable and exp reimbursement   $     --     $     --             15,000
   Conversion of preferred stock                       $     --     $     --            100,000
   Payment of preferred stock dividend                 $     --     $     --             25,556
   Notes Receivable                                    $     --     $   19,000          832,032

Note payable issued for services                       $     --     $     --         $    6,860
Assignment of oil lease in payment of note payable     $     --     $     --         $   40,000

Common stock acquired for conversion of
   note receivable                                     $     --     $     --         $    6,406

Common stock canceled for conversion of
   note receivable                                     $   60,000   $     --         $   65,600

Additions to equipment under capital leases            $     --     $     --         $  107,631



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

The consolidated interim financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principals ("GAAP") have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the consolidated financial statements and related notes included in the Company's Form 10-KSB as of and for the year ended December 31, 2000.

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

2.       MARKETABLE SECURITIES

Marketable securities consist of an investment in an equity security and is classified as available for sale. Unrealized gains and losses will be adjusted directly stockholder deficits. There were no unrealized gains or losses through March 31, 2001.

3.       SOFTWARE DEVELOPMENT COSTS

Software development costs have been capitalized in accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed" ("SFAS 86"). Under SFAS 86, capitalization of software development costs begins upon the establishment of technological feasibility and ends when a product is available for general release to customers. During the first quarter of 2001 and for the year ended December 31, 2000 the Company amortized $63,644 and $143,448 of software costs, respectively, using an estimated useful life of three years.

Management periodically evaluates the recoverability, valuation and amortization of capitalized software cost. As part of this review, management considers the undiscounted projected future net earnings. If the undiscounted future net earnings are less than the stated value, software costs will be written down to fair value.


4.       RELATED PARTY TRANSACTIONS

During the current quarter, the Company entered into $16,000 of promissory notes payables with related parties. At March 31, 2001, there were $55,000 in promissory notes payable with related parties. During the current quarter, the Company entered into $21,400 of promissory notes receivable with related parties. At March 31, 2001, there were $40,479 of promissory notes with related parties.


5.       OPTIONS ISSUED

During the current quarter, the Company granted 166,667 share options exercisable at $0.50 per share in connection with the purchase of common shares for cash and 33,991 share options exercisable at $0.25 per share which were issued in connection with the conversion of debt to common shares. All of these options are exercisable within one year and expire within one year.

                           VIKING CAPITAL GROUP, INC.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)



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

7.       EVENTS SUBSEQUENT TO MARCH 31, 2001

Subsequent to March 31, 2001, approximately 333,334 share options for common restricted stock were granted. These options are exercisable at the rate of $0.30 per share and are exercisable and expire within one year. Also subsequent to March 31, 2001, the Company issued 400,000 common restricted shares for cash at $0.15 per share 100,000 common restricted shares and 100,000 free trading common shares under the employee benefit plan in payment of services rendered valued at $20,000.

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

The company has, however, encountered difficulty in two areas both centering on cash. The first area is that insurance company targets have almost exclusively desired a cash purchase and the Company has not been able to move fast enough before a competitor buys our target. The second area is that without a larger cash balance, bank customers are not eager to sign contracts for reasons of stability. While a lack of cash has hindered the company's progress, management does not believe that it will ultimately prevent the Company from moving forward as described below. Management is actively considering options for the Company including acquisitions of revenue producing technology companies that fit or complement our business model. Other companies, companies that do not necessarily fit our business model, may be considered if management believes that its assets or contracts would enhance the Company's ability to generate revenues and raise additional capital for further growth. Management has expanded the scope of its search to include companies outside the United States and considers this a significant addition to its strategy. During the first quarter 2001, the Company solidified its foreign based opportunities by signing an agreement with a Chinese privatization authority. The agreement calls for the Company to act as intermediary for individuals or companies in the Americas who wish to buy privatized Chinese assets and the Company will generate fees based upon such transactions. This agreement was announced in February 2001. While no fees have been generated to date from such arrangement, the Company does have several acquisition targets that it is actively reviewing in China. Management believes, based upon discussions with potential targets, that a stock acquisition of another company that is currently producing revenue and/or has significant assets is viable. This method of growth is acceptable to Viking management. The Company is actively reviewing acquisition candidates as the most expedient way to move the Company forward. The Company is also considering the spin-off of one or more of its subsidiaries and joint ventures as potential tactical methods for growth of shareholder value and the company as a whole. The Company is and intends to continue to pursue its business plan in other areas.

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

For the quarters ended March 31, 2001 and 200, net losses were $434,921 and $443,005 respectively. While the reported loss is very close for the two quarters, the cash components for the two quarters are very different. Depreciation and amortization charges increased $66,890 from $15,360 in the first quarter 2000 to $82,250 in the first quarter 2001. At March 31, 2001, the Company had cash and cash equivalents on hand of $972, current assets of $84,535 including cash, total assets of $712,121 and liabilities totaling $727,748 excluding accrued officer's salary of $1,443,299. The Company also retired 400,000 common shares in repayment of a note receivable. After March 31, 2001 the Company received additional cash in the amount of $60,000 via private sale of restricted common stock and $10,000 via promissory notes, all expiring within one year. The Company also paid for $20,000 in services with common stock. The Company anticipates that the funds on hand will not sustain current operations beyond the first six months and are not sufficient to implement any of the Company's full plan of operations. Accordingly, in order to sustain operations past such period and to implement the Company's full plan of operations, the Company must secure additional funds.

                           PART II - OTHER INFORMATION

Item 2. Changes in Securities

During the quarter ended March 31, 2001, the Company sold common restricted shares (Class A Common) in private placements under exemption from registration under the Securities Act pursuant to Section 4(2) and/or Regulation D, Rule 506. Sales have been made to accredited investors only. In summary; 168,500 common shares were issued for services valued at $27,750, 34,391 common shares were issued for payment of promissory notes and interest due valued at $5,159, and 283,334 common shares were issued for cash value of $45,000.


Item 5. Other Information

         The Company's common stock trades on the OTC Electronic Bulletin Board. Its symbol is "VGCP".

         Company information can be found on the World Wide Web. The address is www.vcgi.com.

         Effective March 1, 2001, the board of directors named Matthew W. Fossen as President. William J. Fossen, who formerly held the title, will remain as Chairman and CEO. Matthew W. Fossen will also retain his duties as secretary, treasurer and CFO. The announcement was made in a press release dated March 5, 2001.





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



                                                   VIKING CAPITAL GROUP, INC.

Dated: May 15,  2001                              By:  /s/ William J. Fossen
                                                  ------------------------------
                                                  William J. Fossen, CEO


Dated: May 15, 2001                               By: /s/ Matthew W. Fossen
                                                  ------------------------------
                                                  Matthew W. Fossen
                                                  Chief Financial Officer
                                                  President