Form 10QSB
period 2001-06-30
VIKING CAPITAL GROUP INC
filed 2001-08-14
CIK 886093

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES  EXCHANGE
    ACT OF 1934

                     For the period ended June 30, 2001

                                       OR

[ ] TRANSITION  REPORT PURSUANT TO SECTION 13  OR  15 (d)  OF  THE  EXCHANGE ACT
    OF 1934
                     For the transition period from __ to __

                           Commission File No. 0-22744


                           VIKING CAPITAL GROUP, INC.
                           --------------------------
        (Exact name of small business issuer as specified in its charter)


                Utah                                 87-0442090
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

As of June 30, 2001, approximately 37,295,646 shares of Common Stock of the issuer were outstanding. As of June 30, 2001, 100,000 shares of Class B Common Stock of the issuer were outstanding.

                           VIKING CAPITAL GROUP, INC.



                                      INDEX


                                                                           Page
                                                                          Number
                                                                          ------
PART I - FINANCIAL INFORMATION

  Item 1. Financial Statements

     Consolidated Balance Sheets - June 30, 2001(unaudited) and
     December 31, 2000                                                       3

     Consolidated Statements of Operations (unaudited) - For the three months ended June 30, 2001 and 2000, and for the period
     from inception (November 12, 1986) to June 30, 2001                     5

     Consolidated Statements of Operations (unaudited) - For the six months ended June 30, 2001 and 2000, and for the period from
     inception (November 12, 1986) to June 30, 2001                          6

     Consolidated Statements of Cash Flows (unaudited) - For the six months ended June 30, 2001 and 2000, and for the period from
     inception (November 12, 1986) to June 30, 2001                          7

     Notes to Consolidated Condensed Financial Statements                    9


  Item 2. Management's Discussion and Analysis or Plan of Operations.       11


PART II - OTHER INFORMATION

  Item 2. Changes in Securities                                             13

  Item 5. Other Information                                                 13

  Item 6. Exhibits                                                          13


SIGNATURES                                                                  15
EXHIBITS                                                                    16


                           VIKING CAPITAL GROUP, INC.
                        (A Development Stage Enterprise)

                           CONSOLIDATED BALANCE SHEETS



                                     ASSETS
                                     ------
                                                                (Unaudited)

                                                                  June 30,    December 31,
                                                                    2001           2000
                                                               ------------   ------------
CURRENT ASSETS

  Cash                                                         $      3,015   $     13,193
  Marketable securities                                               8,977           --
  Accounts receivable                                                  --             --
  Notes and other accounts receivable and accrued interest,
     including $74,115 and $19,384  due from related parties
     as of June 30, 2001 and December 31, 2000, respectively        107,694         81,164
                                                               ------------   ------------
     Total current assets                                           119,686         94,357
                                                               ------------   ------------
OFFICE FURNITURE, EQUIPMENT, SOFTWARE AND
CAPITALIZED SOFTWARE DEVELOPMENT COSTS, NET                         495,592        649,808

OTHER ASSETS                                                         60,027         85,027
                                                               ------------   ------------
TOTAL ASSETS                                                   $    675,305   $    829,192
                                                               ============   ============




The accompanying notes are an integral part of these consolidated financial statements.


                           VIKING CAPITAL GROUP, INC.
                        (A Development Stage Enterprise)

                           CONSOLIDATED BALANCE SHEETS



                      LIABILITIES AND STOCKHOLDERS' DEFICIT
                      -------------------------------------

                                                                             (Unaudited)

                                                                              June 30,      December 31,
                                                                                 2001            2000
                                                                            ------------    ------------
CURRENT LIABILITIES
  Accounts payable and accrued expenses                                     $    201,611    $    248,473
  Accrued officers' payroll and payroll taxes                                  1,634,380       1,430,042
  Lease obligation, current portion                                                7,952          13,448
  Notes payable and accrued interest, including
     $68,242 and $42,574 due to related parties as of
     June 30, 2001 and December 31, 2000, respectively                           444,517         287,015
                                                                            ------------    ------------
     Total current liabilities                                                 2,288,460       1,978,978
                                                                            ------------    ------------
     Total liabilities                                                         2,288,460       1,978,978
                                                                            ------------    ------------
STOCKHOLDERS' DEFICIT
  Preferred stock $1.00 par value; 50,000,000 shares authorized;
     Series A Preferred Stock $1.00 par value; 2,500,000 shares
        authorized, no shares issued and outstanding                                --              --
     Series AA Preferred Stock $1.00 par value; 6,000,000 shares
        authorized, no shares issued and outstanding                                --              --
  Common stock $0.001 par value; 150,000,000 shares authorized;
     37,821,271 and 36,581,463 issued and 37,295,646 and 36,055,838
     outstanding, as of June 30, 2001 and December 31, 2000, respectively         37,821          36,581
  Common stock Class B $0.001 par value; 100,000 shares
     authorized, issued  and outstanding                                             100             100
  Paid-in capital                                                              9,812,192       9,514,125
  Deficits accumulated in the development stage                              (11,422,062)    (10,659,386)
                                                                            ------------    ------------
                                                                              (1,571,949)     (1,108,580)
                                                                            ------------    ------------

  Less treasury stock - 525,625 shares at cost                                   (41,206)        (41,206)
                                                                            ------------    ------------

     Total stockholders' deficit                                              (1,613,155)     (1,149,786)
                                                                            ------------    ------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                 $    675,305    $    829,192
                                                                            ============    ============






The accompanying notes are an integral part of these consolidated financial statements.


                           VIKING CAPITAL GROUP, INC.
                        (A Development Stage Enterprise)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                  Three months ended June 30, 2001 and 2000 and
           Period from November 12, 1986 (inception) to June 30, 2001



                                                   Three months ended           Period from
                                                        June 30,             November 12, 1986
                                                  2001            2000        to June 30, 2001
                                             ------------    ------------     ----------------
Revenue                                      $       --      $      2,674       $    474,376
Cost of revenue                                      --             2,451             91,324
                                             ------------    ------------       ------------
Gross profit                                         --               223            383,052
                                             ------------    ------------       ------------

Costs and expenses
   Depreciation and amortization                   71,967          13,622            458,585
   General and administrative expenses            245,915         256,956         11,144,572
                                             ------------    ------------       ------------
       Total costs and expenses                   317,882         270,578         11,603,157
                                             ------------    ------------       ------------

   Loss from operations                          (317,882)       (270,355)       (11,220,105)

Other income(expense)
   Interest income                                  1,958           9,123            109,996
   Interest and penalty expense                   (11,814)         (6,523)          (307,651)
   Other                                              (16)           --               26,921
                                             ------------    ------------       ------------
       Total other income(expense)                 (9,872)          2,600           (170,734)
                                             ------------    ------------       ------------

Loss before income taxes                         (327,754)       (267,755)       (11,390,839)

Income tax provision                                 --              --                  (32)
                                             ------------    ------------       ------------

Net loss                                     $   (327,754)   $   (267,755)      $(11,390,871)
                                             ============    ============       ============
Loss per common share attributable to
   common stockholders
     Basic and fully diluted                 $      (.009)   $      (.008)
                                             ============    ============

Weighted average common shares outstanding     37,030,040      33,532,064
                                             ============    ============








The accompanying notes are an integral part of these consolidated financial statements.


                           VIKING CAPITAL GROUP, INC.
                        (A Development Stage Enterprise)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                   Six months ended June 30, 2001 and 2000 and
           Period from November 12, 1986 (inception) to June 30, 2001



                                                    Six months ended            Period from
                                                        June 30,             November 12, 1986
                                                  2001            2000        to June 30, 2001
                                             ------------    ------------     ----------------
Revenue                                      $       --      $     15,666       $    474,376
Cost of revenue                                      --            13,366             91,324
                                             ------------    ------------       ------------
Gross profit                                         --             2,300            383,052
                                             ------------    ------------       ------------

Costs and expenses
   Depreciation and amortization                  154,217          28,982            458,585
   General and administrative expenses            588,523         685,369         11,144,572
                                             ------------    ------------       ------------
       Total costs and expenses                   742,740         714,351         11,603,157
                                             ------------    ------------       ------------

   Loss from operations                          (742,740)       (712,051)       (11,220,105)

Other income(expense)
   Interest income                                  3,981          18,815            109,996
   Interest and penalty expense                   (23,502)        (14,035)          (307,651)
   Other                                             (415)         (3,490)            26,921
                                             ------------    ------------       ------------
       Total other income(expense)                (19,936)          1,290           (170,734)
                                             ------------    ------------       ------------

Loss before income taxes                         (762,676)       (710,761)       (11,390,839)

Income tax provision                                 --              --                  (32)
                                             ------------    ------------       ------------

Net loss                                     $   (762,676)   $   (710,761)      $(11,390,871)
                                             ============    ============       ============

Loss per common share attributable to
   common stockholders
     Basic and fully diluted                 $      (.021)   $      (.022)
                                             ============    ============

Weighted average common shares outstanding     36,625,085      33,101,871
                                             ============    ============





The accompanying notes are an integral part of these consolidated financial statements.


                           VIKING CAPITAL GROUP, INC.
                        (A Development Stage Enterprise)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                   Six months ended June 30, 2001 and 2000 and
           Period from November 12, 1986 (inception) to June 30, 2001


                                                                  Six months ended            Period from
                                                                      June 30,             November 12, 1986
                                                                2001            2000        to June 30, 2001
                                                           ------------    ------------     ----------------
Cash flows from operating activities
   Net loss                                                $   (762,676)   $   (710,761)      $(11,390,871)
   Non-cash charges included in operations
     Provision for doubtful accounts                               --              --               72,562
     Depreciation and amortization                              154,217          28,982            458,585
     Common stock issued for services and interest               59,184         167,629          2,831,209
     Stock options issued for services                           47,623            --              114,162
     Note payable issued for services                              --              --                3,200
     Note payable issued for interest expense                      --              --                3,660
     Common stock issued for accrued expenses,
       Expense reimbursement, fees, other                          --              --              187,988
     Provision for doubtful notes receivable                       --              --               52,754
     Loss on assets                                                --              --               15,000
     Advances to stockholder expensed to consulting                --              --               57,705
   Changes in assets and liabilities
     Decrease in accounts receivable                               --             6,350                205
     (Increase) in interest receivable                           (3,981)        (16,087)            (6,126)
     (Increase) in deposits                                        --              --              (31,767)
     Decrease in other assets, receivables                       55,000           5,332              2,325
     (Decrease) in accounts payable and accrued expenses        (46,862)        (63,650)           344,151
     Increase in interest payable                                 5,895            --                5,895
     Increase in accrued payroll and payroll taxes              204,338         169,587          1,525,847
                                                           ------------    ------------       ------------
       Net cash used for operating activities                  (287,262)       (412,618)        (5,753,516)

Cash flows from investing activities
   Capital expenditures                                            --              --             (837,940)
   Loans made                                                   (52,550)           --             (447,377)
   Loan repayments                                                 --              --              114,500
   Other                                                           --              --              (15,050)
                                                           ------------    ------------       ------------
       Net cash used for investing activities                   (52,550)           --           (1,185,867)

Cash flows from financing activities
   Stock sale expenses                                             --              --              (11,716)
   Proceeds from sale of common stock                           175,000         405,249          4,988,089
   Proceeds from notes payable                                  174,730         120,199          2,822,783
   Principal repayments of notes payable                        (14,600)        (89,999)          (759,919)
   Principal payments on capital lease obligations               (5,496)        (15,893)           (99,686)
   Proceeds from preferred stock sale                              --              --               20,000
   Repurchase of preferred stock                                   --              --              (11,319)
   Preferred dividends paid                                        --              --               (5,834)
                                                           ------------    ------------       ------------
       Net cash provided by financing activities                329,634         419,556          6,942,398

Increase (decrease) in cash                                     (10,178)          6,938              3,015

                                  - continued -


The accompanying notes are an integral part of these consolidated financial statements.


                           VIKING CAPITAL GROUP, INC.
                        (A Development Stage Enterprise)

                CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued
                                   (Unaudited)
                     Six months ended June 30, 2001 and 2000
         and Period from November 12, 1986 (inception) to June 30, 2001


                                                           Six months ended         Period from
                                                               June 30,          November 12, 1986
                                                          2001         2000       to June 30, 2001
                                                       ----------   ----------    ----------------
Cash at beginning of period                                13,193        8,434             --
                                                       ----------   ----------       ----------
Cash at end of period                                  $    3,015   $   15,372       $    3,015
                                                       ==========   ==========       ==========

Cash flow information:
   Interest paid                                       $    8,870   $    9,361       $  130,189
   Income taxes paid                                   $     --     $     --         $       32

Non-cash investing activities:
   Repayment of note receivable - non cash method      $     --     $     --         $   21,000
   Common stock issued for:
     Acquisition of NIAI                               $     --     $     --         $   10,000
     Acquisition of VISI                               $     --     $     --         $      434
     Oil lease                                         $     --     $     --         $   40,000
   Marketable securities acquired for note payable     $    8,977   $     --         $    8,977

Non-cash financing activities:
   Preferred stock issued for:
     Note payable-related party                        $     --     $     --         $   60,000
     Accrued interest-related party                    $     --     $     --         $    4,500
     Accrued expenses-related party                    $     --     $     --         $   25,500

Common stock issued for:
   Repayment of notes payable                          $   17,500   $    5,199       $1,456,734
   Payment of interest                                 $      434   $       49       $  148,445
   Payment of accounts payable and exp reimbursement   $     --     $     --         $   15,000
   Conversion of preferred stock                       $     --     $     --         $  100,000
   Payment of preferred stock dividend                 $     --     $     --         $   25,556
   Notes receivable                                    $     --     $     --         $  832,032

Note payable issued for services                       $     --     $     --         $    6,860
Assignment of oil lease in payment of note payable     $     --     $     --         $   40,000

Common stock acquired for conversion of
   note receivable                                     $     --     $     --         $    6,406

Common stock canceled for conversion of
   note receivable                                     $   60,000   $     --         $   65,600

Additions to equipment under capital leases            $     --     $     --         $  107,631



The accompanying notes are an integral part of these consolidated financial statements.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


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

2.       MARKETABLE SECURITIES

Marketable securities consist of an investment in an equity security and are classified as available for sale. Unrealized gains and losses will be adjusted directly to stockholder deficits. There were no unrealized gains or losses through June 30, 2001.

3.       SOFTWARE DEVELOPMENT COSTS

Software development costs have been capitalized in accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed" ("SFAS 86"). Under SFAS 86, capitalization of software development costs begins upon the establishment of technological feasibility and ends when a product is available for general release to customers. For the six month period ending June 30, 2001 and for the year ended December 31, 2000 the Company amortized $137,288 and $143,448 of software costs, respectively, using an estimated useful life of three years.

Management periodically evaluates the recoverability, valuation and amortization of capitalized software cost. As part of this review, management considers the undiscounted projected future net earnings. If the undiscounted future net earnings are less than the stated value, software costs will be written down to fair value.

4.       RELATED PARTY TRANSACTIONS

During the current quarter, the Company entered into $7,600 of promissory notes payable with related parties. At June 30, 2001 thre were $62,600 in promissory notes payable to related parties. During the current quarter, the Company entered into $31,150 of promissory notes receivable with related parties. At June 30, 2001, there were $71,628 promissory notes receivable from related parties.

5.       OPTIONS ISSUED

During the current quarter, the Company granted 433,334 share options for common restricted stock exercisable at $0.30 per share and 34,167 share options for common restricted stock exercisable at $0.25 per share in connection with the purchase of common shares for cash. All of these options are exercisable and expire within one year.

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

7.       ACCOUNTING CHANGES

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141 "Business Combinations" which requires the purchase method of accounting for business combination transactions initiated after June 30, 2001.

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets". The statement requires that goodwill recorded on acquisitions completed prior to July 1, 2001 be amortized through December 31, 2001. Goodwill amortization is precluded on acquisitions completed after June 30, 2001. Effective January 1, 2002, goodwill will no longer be amortized but will be tested for impairment as set forth in the statement. We are currently reviewing the new standard and evaluating the effects of this standard on our future financial condition, results of operations, and accounting policies and practices.

8.       EVENTS SUBSEQUENT TO JUNE 30, 2001

Subsequent to June 30, 2001, approximately 391,667 share options for common restricted stock were granted. These options are exercisable at the rate of $0.30 per share and are exercisable and expire within one year and were issued in connection with the sale of common restricted shares. Also subsequent to June 30, 2001, the Company issued 1,200,000 common restricted share options exercisable at $0.25 per share in payment of services. All of these options are exercisable and expire within 10 years. Additionally, the Company issued 21,075 common shares for services valued at $3,788, 783,333 common restricted shares for $117,500 cash, 226,000 common restricted shares for conversion of promissory notes and interest of $33,900, and received $9,600 for new promissory notes.

Subsequent to June 30, 2001, the Company purchased 25% of Beijing Fei Yun Property Development Co., Ltd., (Fei Yun) of Beijing China. The agreement gives Viking control of Fei Yun via the transfer of the voting rights of over 51% of the ownership of Fei Yun. The Company issued 21,500,000 common restricted shares for its 25% ownership. Of these shares, 7,500,000 will remain in Fei Yun for the purpose of raising capital for Fei Yun for new acquisitions and expansion working capital.

Item 2. Management's Discussion and Analysis or Plan of Operations.

This Quarterly Report on Form 10-QSB contains certain "forward-looking" statements as such term is defined in the Private Securities Litigation Reform Act of 1995 and information relating to the Company and its subsidiaries that are based on the beliefs of the Company's management as well as assumptions made by and information currently available to the Company's management. When used in this report, the words "anticipate," "believe," "estimate," "expect" and "intend" and words or phrases of similar import, as they relate to the Company or its subsidiaries or Company management, are intended to identify forward-looking statements. Such statements reflect the current risks, uncertainties and assumptions related to certain factors including, without limitations, changes or anticipated changes in regulatory environments, competitive factors, general economic conditions, customer relations, relationships with vendors, the interest rate environment, governmental regulation and supervision, international relations between the US and foreign countries, seasonality, distribution networks, product introductions and acceptance, technological change, changes in industry practices, one-time events and other factors described herein and in other filings made by the Company with the Securities and Exchange Commission. Based upon changing conditions, should any one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or
intended.   The  Company  does  not  intend  to  update  these   forward-looking
statements.

Material Changes in Results of Operations

The current and prior quarter's activities have been focused on reducing operating costs and continuing efforts to explore growth through acquisition and growth through its Application Service Provider (ASP) business model. The ASP focus has been met with resistance from its potential financial institution customers because of the Company's lack of assets, revenue and profits. The ASP business model focus begins with, and then expands upon, remote banking services.

Thus, the Company has changed its initial focus to the acquisition of income producing assets (or businesses) that would generate a significant net income. Raising significant capital for these purposes has been difficult for the Company.

The Company has also been searching for acquisition targets using the Company's stock. Prior to the collapse of the dot com surge, the US market place expressed an interest in accepting the Company's stock but the acquisition of a
significant  sized  operating   successful   company  or  acquisition  of  other
significant assets has not been completed in the US. Therein, the Company re-directed its human resources to engage their contacts outside the United States, specifically, China.

The efforts of creating contacts and focusing its acquisition efforts in China first began to bear fruit in February of 2001, when the Company signed an agreement with a Chinese privatization authority. The agreement calls for the Company to act as an intermediate for individuals or companies in the Americas who wish to buy privatized Chinese assets. Though the Company has not generated any fees to date from this agreement, it has generated several acquisition targets for the Company from both the privatization effort and from already private companies in China. These targets all have significant assets, revenues and profits. Subsequent to June 30, 2001, the Company acquired 25% and voting control of a diversified holding company in Beijing, China called Beijing Fei Yun Property Development Co., Ltd., (Fei Yun) for 21,500,000 common restricted shares. The primary business of this entity is development and management of commercial and residential real estate. The purchase agreement grants control to the Company via the two largest share holders of Fei Yun assigning their voting rights to a voting committee which the Company controls. The agreement also grants the Company first right of refusal to purchase any shares for sale and the right to purchase in excess of 51% of Fei Yun at any time at its then current market value. As of June 30, 2001, Fei Yun had (approximate and unaudited), in U.S. dollars, total assets in excess of $200 million, revenues of $38 million, and net profits after taxes of $5 million. Projections for fiscal year 2001 for all Fei Yun operations are approximately $88 million in revenue and $12 million or more in net profits after taxes. All of these amounts are qualified in their entirety by future reference to audited financial information which will be provided in accordance with the requirements of Form 8K for interim events.

The Company believes that its purchases will significantly enhance its ability to raise capital in the US market. The Company will then return to its US market focus regarding its ASP business. The Company expects that the Company's future audited financial statements will provide financial stability acceptable to its banking customers.

Fei Yun's name will be changed to Beijing Fei Yun Viking Enterprises Co., Ltd., and its two executive leaders have joined the Viking executive team as vice presidents.

Though the Company will continue its acquisitions in China and the further growth of Fei Yun, the Company will also continue its search for life insurance companies in the US. Viability of life insurance company acquisitions will be determined by the Company receiving state and/or local government financial incentives and utilization of the Company's stock as part of the purchase price. The final determining factor in any life insurance company acquisition will be a comparison of return on funds raised/invested by the Company versus returns on other current projects where those same funds may be deployed. The Company currently has no insurance company targets that meet these requirements.

The acquisition of Fei Yun does not require any additional space and will require only a few additional employees.

If the Company is successful in implementing its plan of operations for the ASP business, the Company does not anticipate that it will be required to lease, acquire, or construct significant additional facilities and equipment or hire substantial additional employees to carry out such operations.

Material Changes in Financial Condition, Liquidity and Capital Resources for the quarter ended June 30, 2001.

In connection with its efforts to attract capital and implement its plan of business, the Company incurred losses for the quarters ended June 30, 2001 and 2000, of $327,754 and $267,755, respectively. The increase in cost is due to an increase in depreciation and amortization costs of $58,345 related to capitalized software development costs.

At June 30, 2001, the Company had cash on hand of $3,015, current assets of $119,686 including cash and $107,694 in notes and interest receivable, total assets of $675,305 and liabilities totaling $725,161 excluding accrued officers' salary of $1,563,299. Subsequent to June 30, 2001, the Company received an additional $9,600 via promissory notes and $117,500 via private sale of stock. As of the end of the second quarter, the Company anticipates that the funds on hand at June 30, 2001 will not sustain current operations beyond the next twelve months and are not sufficient to implement any of the Company's full plan of operations. Accordingly, in order to sustain operations past such period and to implement the Company's full plan of operations, the Company must secure additional funds. There can be no degree of assurance that the Company will be successful in securing additional funds. Management believes that, subsequent to June 30, 2001, the acquisition of 25% ownership and control of Fei Yun, completed in the third quarter, changes the Company's financial position as it pertains to the above discussion.

                           PART II - OTHER INFORMATION

Item 2. Changes in Securities

During the quarter ended June 30, 2001, the Company sold common restricted shares (Class A Common) in private sales under exemption from registration under the Securities Act pursuant to Section 4(2) and/or Regulation D, Rule 506. Sales have been made to accredited investors only. In summary; 866,666 common shares were issued for cash of $130,000, 204,969 common shares were issued for payment of services valued at $30,750, and 81,948 common shares were issued for conversion of promissory notes to stock in the amounts of $12,500 in principal and $275 in interest.



Item 5. Other Information

         The Company's common stock trades on the OTC Electronic Bulletin Board. Its symbol is "VGCP".

         Company information can be found on the World Wide Web. The address is www.vcgi.com.

         It should be noted that significant events took place subsequent to June 30, 2001. Please refer to Item 2. Management's Discussion and Analysis or Plan of Operations.



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



                                    VIKING CAPITAL GROUP, INC.

Dated:  August 14, 2001             By:  /s/ William J. Fossen
                                    ----------------------------------
                                    William J. Fossen, CEO


Dated:  August 14, 2001             By:  /s/ Matthew W. Fossen
                                    ----------------------------------
                                    Matthew W. Fossen,
                                    Chief Financial Officer
                                    President