Form 10QSB
period 2001-09-30
VIKING CAPITAL GROUP INC
filed 2001-11-19
CIK 886093

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES  EXCHANGE
    ACT OF 1934

                     For the period ended September 30, 2001

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

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

As of September 30, 2001, approximately 40,191,246 shares of Common Stock of the issuer were issued and 39,665,621 shares were outstanding. As of September 30, 2001, 100,000 shares of Class B Common Stock of the issuer were issued and outstanding.

                           VIKING CAPITAL GROUP, INC.



                                      INDEX


                                                                          Page
                                                                          Number
                                                                          ------
PART I - FINANCIAL INFORMATION

   Item 1. Financial Statements

      Consolidated Balance Sheets - September 30, 2001 (unaudited)
      and December 31, 2000                                                  3

      Consolidated Statements of Operations (unaudited) - For the
      three months ended September 30, 2001 and 2000                         5

      Consolidated Statements of Operations (unaudited) - For the nine months ended September 30, 2001 and 2000, and for the
      period from inception (November 12, 1986) to September 30, 2001        6

      Consolidated  Statements of Cash Flows (unaudited) - For the nine months ended September 30, 2001 and 2000, and for the
      period from inception (November 12, 1986) to September 30, 2001        7

      Notes to Consolidated Condensed Financial Statements                   9


   Item 2. Management's Discussion and Analysis or Plan of Operations.      12


PART II - OTHER INFORMATION

   Item 2.  Changes in Securities                                           15

   Item 5. Other Information                                                15
   Item 6.  Exhibits                                                        15


SIGNATURES                                                                  16
EXHIBITS                                                                    17


                           VIKING CAPITAL GROUP, INC.
                        (A Development Stage Enterprise)

                           CONSOLIDATED BALANCE SHEETS



                                     ASSETS
                                     ------
                                                                     (Unaudited)
                                                                    September 30,  December 31,
                                                                         2001           2000
                                                                    -------------  ------------
CURRENT ASSETS

  Cash                                                              $    150,243   $     13,193
  Marketable securities                                                    8,977           --
  Accounts receivable                                                       --             --
  Notes and other accounts receivable and accrued interest,
     including $106,444 and $19,384  due from related parties
     as of September 30, 2001 and December 31, 2000, respectively        140,623         81,164
                                                                    ------------   ------------
     Total current assets                                                299,843         94,357
                                                                    ------------   ------------

OFFICE FURNITURE, EQUIPMENT, SOFTWARE AND
  CAPITALIZED SOFTWARE DEVELOPMENT COSTS, NET                            428,841        649,808

OTHER ASSETS                                                              60,027         85,027
                                                                    ------------   ------------

TOTAL ASSETS                                                        $    788,711   $    829,192
                                                                    ============   ============











The accompanying notes are an integral part of these consolidated financial statements.


                           VIKING CAPITAL GROUP, INC.
                        (A Development Stage Enterprise)

                           CONSOLIDATED BALANCE SHEETS



                      LIABILITIES AND STOCKHOLDERS' DEFICIT
                      -------------------------------------

                                                                                  (Unaudited)
                                                                                 September 30,   December 31,
                                                                                      2001            2000
                                                                                 -------------   ------------
CURRENT LIABILITIES
  Accounts payable and accrued expenses                                          $    223,130    $    248,473
  Accrued officers' payroll and payroll taxes                                       1,738,780       1,430,042
  Lease obligation, current portion                                                     3,412          13,448
  Notes payable and accrued interest, including
     $70,135 and $42,574 due to related parties as of
     September 30, 2001 and December 31, 2000, respectively                           415,931         287,015
                                                                                 ------------    ------------
     Total current liabilities                                                      2,381,253       1,978,978
                                                                                 ------------    ------------

     Total liabilities                                                              2,381,253       1,978,978
                                                                                 ------------    ------------

STOCKHOLDERS' DEFICIT
  Preferred  stock  $1.00 par  value; 50,000,000 shares authorized;
     Series A Preferred Stock $1.00 par value; 2,500,000 shares
        authorized, no shares issued and outstanding                                     --              --
     Series AA Preferred Stock $1.00 par value; 6,000,000 shares
        authorized, no shares issued and outstanding                                     --              --
  Common stock $0.001 par value; 150,000,000 shares authorized;
     40,191,246 and 36,581,463 issued and 39,665,621 and 36,055,838
     outstanding, as of September 30, 2001 and December 31, 2000, respectively         40,191          36,581
  Common stock Class B $0.001 par value; 100,000 shares
     authorized, issued  and outstanding                                                  100             100
  Paid-in capital                                                                  10,236,099       9,514,125
  Deficits accumulated in the development stage                                   (11,827,726)    (10,659,386)
                                                                                 ------------    ------------
                                                                                   (1,551,336)     (1,108,580)
                                                                                 ------------    ------------

  Less treasury stock of 525,625 shares, at cost                                      (41,206)        (41,206)
                                                                                 ------------    ------------

     Total stockholders' (deficit)                                                 (1,592,542)     (1,149,786)
                                                                                 ------------    ------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                      $    788,711    $    829,192
                                                                                 ============    ============





The accompanying notes are an integral part of these consolidated financial statements.

                           VIKING CAPITAL GROUP, INC.
                        (A Development Stage Enterprise)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
               Three months ended September 30, 2001 and 2000



                                                         Three months ended
                                                            September 30,
                                                        2001            2000
                                                   ------------    ------------

Revenue                                            $       --      $       --
Cost of revenue                                            --              --
                                                   ------------    ------------
Gross profit                                               --              --
                                                   ------------    ------------

Costs and expenses
   Depreciation and amortization                         66,751          72,219
   General and administrative expenses                  329,341         415,988
                                                   ------------    ------------
       Total costs and expenses                         396,092         488,207
                                                   ------------    ------------

   Loss from operations                                (396,092)       (488,207)

Other income(expense)
   Interest income                                        2,491             767
   Interest and penalty expense                         (12,037)         (7,846)
   Other                                                    (26)           (751)
                                                   ------------    ------------
         Total other income(expense)                     (9,572)         (7,830)

Loss before income taxes                               (405,664)       (496,037)

Income tax provision                                       --              --
                                                   ------------    ------------

Net Loss                                           $   (405,664)   $   (496,037)
                                                   ============    ============

Loss per common share attributable to
   common stockholders
     Basic and fully diluted                       $      (.010)   $      (.014)
                                                   ============    ============


Weighted average common shares outstanding           39,007,412      34,356,323
                                                   ============    ============





The accompanying notes are an integral part of these consolidated financial statements.


                           VIKING CAPITAL GROUP, INC.
                        (A Development Stage Enterprise)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                Nine months ended September 30, 2001 and 2000 and
         Period from November 12, 1986 (inception) to September 30, 2001



                                                       Nine months ended             Period from
                                                         September 30,            November 12, 1986
                                                     2001            2000       to September 30, 2001
                                                ------------    ------------    ---------------------
Revenue                                         $       --      $     15,666         $    474,376
Cost of revenue                                         --            13,366               91,324
                                                ------------    ------------         ------------
Gross profit                                            --             2,300              383,052
                                                ------------    ------------         ------------

Costs and expenses
   Depreciation and amortization                     220,968         101,201              525,336
   General and administrative expenses               917,864       1,101,356           11,473,913
                                                ------------    ------------         ------------
       Total costs and expenses                    1,138,832       1,202,557           11,999,249
                                                ------------    ------------         ------------

   Loss from operations                           (1,138,832)     (1,200,257)         (11,616,197)

Other income(expense)
   Interest income                                     6,472          19,582              112,487
   Interest and penalty expense                      (35,539)        (21,707)            (319,688)
   Other                                                (441)         (4,415)              26,895
                                                ------------    ------------         ------------
         Total other income(expense)                 (29,508)         (6,540)            (180,306)

Loss before income taxes                          (1,168,340)     (1,206,797)         (11,796,503)

Income tax provision                                    --              --                    (32)
                                                ------------    ------------         ------------

Net loss                                        $ (1,168,340)   $ (1,206,797)        $(11,796,535)
                                                ============    ============         ============

Loss per common share attributable to
   common stockholders
     Basic and fully diluted                    $      (.031)   $      (.036)
                                                ============    ============


Weighted average common shares outstanding        37,419,554      33,520,759
                                                ============    ============










The accompanying notes are an integral part of these consolidated financial statements.


                           VIKING CAPITAL GROUP, INC.
                        (A Development Stage Enterprise)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                Nine months ended September 30, 2001 and 2000 and
         Period from November 12, 1986 (inception) to September 30, 2001


                                                                    Nine months ended              Period from
                                                                       September 30,            November 12, 1986
                                                                   2001            2000       to September 30, 2001
                                                              ------------    ------------    ---------------------
Cash flows from operating activities
   Net loss                                                   $ (1,168,340)   $ (1,206,797)       $(11,796,535)
   Non-cash charges included in operations
     Provision for doubtful accounts                                  --              --                72,561
     Depreciation and amortization                                 220,968         101,201             525,336
     Common stock issued for services and interest                 127,062         319,799           2,899,087
     Stock options issued for services                              47,623            --               114,162
     Note payable issued for services                                 --              --                 3,200
     Note payable issued for interest expense                          642            --                 4,302
     Common stock issued for accrued expenses,
       expense reimbursement, fees, other                             --              --               187,988
     Provision for doubtful notes receivable                          --              --                52,754
     Loss on assets                                                   --              --                15,000
     Advances to stockholder expensed to consulting                   --              --                57,706
   Changes in assets and liabilities
     Decrease in accounts receivable                                  --            14,024                 205
     (Increase) in interest receivable                              (6,472)         15,288              (8,617)
     (Increase) in deposits                                           --              --               (31,767)
     Decrease in other assets, receivables                          55,000           5,332               2,325
     (Decrease) in accounts payable and accrued expenses           (25,343)        (71,265)            365,670
     Increase in interest payable                                   15,666            --                15,666
     Increase in accrued payroll and payroll taxes                 308,738         281,877           1,630,247
                                                              ------------    ------------        ------------
       Net cash used for operating activities                     (424,456)       (540,541)         (5,890,710)

Cash flows from investing activities
   Capital expenditures                                               --              --              (837,940)
   Loans made                                                      (82,988)        (60,000)           (477,815)
   Loan repayments                                                    --              --               114,500
   Other                                                              --              --               (15,050)
                                                              ------------    ------------        ------------
       Net cash used for investing activities                      (82,988)        (60,000)         (1,216,305)

Cash flows from financing activities
   Stock sale expenses                                                --              --               (11,716)
   Proceeds from sale of common stock                              499,800         535,249           5,312,889
   Proceeds from notes payable                                     184,330         178,000           2,832,383
   Principal repayments of notes payable                           (29,600)        (95,300)           (774,919)
   Principal payments on capital lease obligations                 (10,036)        (19,519)           (104,226)
   Proceeds from preferred stock sale                                 --              --                20,000
   Repurchase of preferred stock                                      --              --               (11,319)
   Preferred dividends paid                                           --              --                (5,834)
                                                              ------------    ------------        ------------
       Net cash provided by financing activities                   644,494         598,430           7,257,258

Increase (decrease) in cash                                        137,050          (2,111)            150,243


                                  - continued -

The accompanying notes are an integral part of these consolidated financial statements.


                           VIKING CAPITAL GROUP, INC.
                        (A Development Stage Enterprise)

                CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued
                                   (Unaudited)
                  Nine months ended September 30, 2001 and 2000
       and Period from November 12, 1986 (inception) to September 30, 2001


                                                             Nine months ended           Period from
                                                               September 30,          November 12, 1986
                                                             2001         2000      to September 30, 2001
                                                          ----------   ----------   ---------------------

Cash at beginning of period                                   13,193        8,434              --
                                                          ----------   ----------        ----------
Cash at end of period                                     $  150,243   $    6,323        $  150,243
                                                          ==========   ==========        ==========

Cash flow information:
   Interest paid                                          $    9,920   $   13,459        $  131,239
   Income taxes paid                                      $     --     $     --          $       32

Non-cash investing activities:
   Repayment of note receivable - non cash method         $     --     $     --          $   21,000
   Common stock issued for:
     Acquisition of NIAI                                  $     --     $     --          $   10,000
     Acquisition of VISI                                  $     --     $     --          $      434
     Oil lease                                            $     --     $     --          $   40,000
   Marketable securities acquired for note payable        $    8,977   $     --          $    8,977

Non-cash financing activities:
   Preferred stock issued for:
     Note payable-related party                           $     --     $     --          $   60,000
     Accrued interest-related party                       $     --     $     --          $    4,500
     Accrued expenses-related party                       $     --     $     --          $   25,500

Common stock issued for:
   Repayment of notes payable                             $   51,100   $   20,198        $1,490,334
   Payment of interest                                    $      734   $    1,825        $  148,745
   Payment of accounts payable and exp reimbursement      $     --     $     --          $   15,000
   Conversion of preferred stock                          $     --     $     --          $  100,000
   Payment of preferred stock dividend                    $     --     $     --          $   25,556
   Notes receivable                                       $     --     $   79,000        $  832,032

Note payable issued for services                          $     --     $     --          $    6,860
Assignment of oil lease in payment of note payable        $     --     $     --          $   40,000

Common stock acquired for conversion of
   note receivable                                        $     --     $     --          $    6,406

Common stock canceled for conversion of
   note receivable                                        $   60,000   $     --          $   65,600

Additions to equipment under capital leases               $     --     $     --          $  107,631


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

2.   MARKETABLE SECURITIES

Marketable securities consist of an investment in an equity security and are classified as available for sale. Unrealized gains and losses will be adjusted directly to stockholder deficits. There were no unrealized gains or losses through September 30, 2001.

3.   SOFTWARE DEVELOPMENT COSTS

Software development costs have been capitalized in accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed" ("SFAS 86"). Under SFAS 86, capitalization of software development costs begins upon the establishment of technological feasibility and ends when a product is available for general release to customers. For the nine month period ending September 30, 2001 and for the year ended December 31, 2000 the Company amortized $200,932 and $143,448 of software costs, respectively, using an estimated useful life of three years.

Management periodically evaluates the recoverability, valuation and amortization of capitalized software costs. As part of this review, management considers the undiscounted projected future net earnings. If the undiscounted future net earnings are less than the stated value, software costs will be written down to fair value.

4.   RELATED PARTY TRANSACTIONS

During the current quarter, the Company did not enter into promissory notes payables with related parties. At September 30, 2001 there were $70,135 in promissory notes payable (including accrued interest) to related parties.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

During the current quarter, the Company entered into $30,438 of promissory notes receivable with related parties. At September 30, 2001, there were $106,444 promissory notes receivable from related parties including accrued interest.

5.   OPTIONS ISSUED

During the current quarter, the Company granted 366,137 share options for common restricted stock exercisable at $0.50 per share for six months and 547,122 share options for common restricted stock exercisable between $0.22 and $0.30 per share exercisable for one year in connection with the purchase of common restricted shares for cash. The Company also issued one million two hundred thousand share options immediately exercisable at $0.25 per share for services. The options issued for services were valued at $250,369 using the Black-Scholes option pricing model. The following assumptions were used for these option grants; dividend yield at 0.00%, expected volatility at 136%, risk free interest rate of 6%, and a term of 10 years.

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

8.   EVENTS SUBSEQUENT TO SEPTEMBER 30, 2001

Subsequent to September 30, 2001, approximately 50,242 share options for common restricted stock were granted with an exercise price of $0.30 per share. These options were issued in connection with conversion of debt to stock and are exercisable and expire within one year. The Company issued 100,000 common restricted share options exercisable at $0.50 per share in payment of services. All of these options are exercisable and expire within one year. Additionally, the Company issued approximately 210,001 common restricted share options in connection with stock purchases exercisable at $0.50 per share and are exercisable and expire within six months. The Company also issued 555,000 common restricted shares for $166,500 cash and 50,242 common restricted shares in connection with the conversion of $7,100 promissory notes plus interest to stock.

The Company signed an agreement dated October 1, 2001 to purchase 25% of Wuxi Viking, located in Wuxi, China. The agreement will be effective after receipt of a business license pertaining to this transaction by Chinese authorities. Wuxi Viking is the parent and a producing member of a total of five companies engaged in the garment manufacturing business. Viking has worked with the prior owners, the Liutan Group of Companies for some time and changed the name of the purchased Company in anticipation of closing the deal. Viking will issue 1,800,000 common restricted shares in exchange for its 25% ownership of Wuxi Viking. The value of this acquisition is determined by the current market price of the shares given up in the transaction. This acquisition will be accounted for under the equity method, using the market price of the 1.8 million shares given up.

Viking signed an agreement dated August 1, 2001 to acquire 25% of Fei Yun Property Development Company, Ltd. ("Fei Yun"). The Chinese authorities approved the new company structure for a foreign investor (Viking Capital) on November 15, 2001. This transaction will be effective upon issuance of the business license for this new company structure and related transfer of business from Fei Yun. The primary business of Fei Yun is development and management of commercial and residential real estate. It also owns a chemical exchange company, construction and operating rights for a tollway and two notes receivable representing one third ownership of an office building and 40% ownership of an organic waste management company. Viking issued 14,000,000 common restricted shares pending the final effective date, to selling owners of Fei Yun and 7,500,000 shares to be held by Fei Yun for future growth in exchange for 25% ownership of Fei Yun. The value of this acquisition is determined by the current market price of the shares given up in the transaction. This acquisition will be accounted for under the equity method, using the market price of the shares given up.

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


Material Changes in Results of Operations

This has been a very successful quarter for the Company and is expected to mark the successful turning point in the history of our development stage company.

Management has recently focused its efforts on opportunities in China as the most expedient way to grow the Company. Efforts in China first yielded results in February of 2001, when the Company signed an agreement with a Chinese privatization authority. The agreement gives Viking the legal right to act as an intermediate for individuals or companies in the Americas who wish to buy privatized Chinese assets. This agreement has generated several acquisition targets for the Company from both the privatization effort and from already private companies in China.

Management believes it has completed a milestone event in the history of the Company with the acquisition of 25% and voting control of Beijing Fei Yun Property Development Co., Ltd. (Fei Yun) of Beijing, China and 25% ownership of Wuxi Viking Garment Co., Ltd. of Wuxi, China. The transactions have been determined to be pending due to administrative approvals still not processed in the People's Republic of China. The Company is waiting for the imminent return of the new ownership documents that will make the agreements effective and therein allow the Company to record the purchase.

Viking's 25% purchase of Fei Yun is in exchange for fourteen million common restricted shares to selling owners of Fei Yun and seven million five hundred thousand shares issued to Fei Yun for future growth. The primary business of Fei Yun is development and management of commercial and residential real estate. It also owns a chemical exchange company, construction and operating rights for a tollway and two notes receivable representing one third ownership of an office building and 40% ownership of an organic waste management company. The two companies related to the notes were originally part of the corporate structure of Fei Yun but were sold to the Fei Yun founders with the expectation of re-purchase when the books and records of the company are more complete in terms of its historical data. After approval by the Chinese authorities, the Company's name will be Beijing Fei Yun Viking Enterprises Co., Ltd. The two founding executives have joined Viking as vice presidents.

The Company retained Beijing Jin Zhong Wei Appraisal Co., Ltd. to perform an appraisal of the business and assets of Fei Yun. The results of such appraisal show that the total value of gross assets and business are $217,803,000. It should be noted that the two companies sold to the founders, account for $45,692,400 of the assets leaving $172,110,600. The value of the two notes receivables is $11,630,604. Consequently, the total is $183,741,204 which is $172,110,600 plus the $11,630,604 value of the two notes receivable. The Company expects to repurchase these two companies when its historical records are more complete.

Also during the quarter, Viking negotiated for the purchase of 25% of Wuxi Viking Garment Company, Ltd. (Wuxi Viking) for 1.8 million common restricted shares. The acquisition agreement is to become effective after receipt of a business license pertaining to this transaction by PRC authorities. Receipt of such license is expected to be imminent. Wuxi Viking is the parent and a producing member of a total of five companies engaged in the garment manufacturing business. Viking has worked with the prior owner, the Liutan Group of Companies for some time and changed the name of the purchased company to Wuxi Viking in anticipation of closing the deal. Wuxi Viking is expected to exceed $130 million in consolidated sales this year.

It was determined that both acquisitions, when effective, will be accounted for as an equity investment. While the Company controls the voting power of in excess of 51% of Fei Yun, after discussions with the SEC, it was determined that the Company cannot consolidate the operations of Fei Yun at current direct equity ownership levels. The Fei Yun purchase agreement grants control to Viking via the founders and now Viking vice presidents who are the two largest and only other significant share holders of Fei Yun. The agreement also grants Viking the right to purchase in excess of 51% of Fei Yun at any time at its then current market value.

The Company is currently in discussions with the other Fei Yun owners to purchase up to 100% of Fei Yun and not less than 51%.

Future growth of Viking will be focused in two areas. China based diversified acquisitions and US based application service provider (ASP) business. Viking will develop its ASP business with the receipt of additional funding.

Material Changes in Financial Condition, Liquidity and Capital Resources for the quarter ended September 30, 2001.

The Company believes that its purchases in China will significantly enhance its ability to raise capital in the US market. Viking also believes that the recent announcement of China's entry to the WTO will further enhance Viking's ability to raise capital. Viking is now negotiating with investment bankers to raise the Company $50M in convertible debentures or direct sale of the Company's common stock. In both cases, the sale price or conversion price will be at much higher than current market prices of Viking's stock. The raised capital will be used to purchase a larger percentage ownership in its current China acquisitions, invest in new China projects, and capitalize the ASP business in the US.

In connection with its efforts to attract capital and implement its plan of business, the Company incurred losses for the quarters ended September 30, 2001 and 2000, of $405,664 and $496,037, respectively. The decrease in loss is due to decreases in rent, consulting, and bad debt expense of approximately $23,000, $45,000 and $37,000 respectively. Year to date losses for the nine months ended September 30, 2001 and 2000 are $1,168,340 and $1,206,797 respectively.

At September 30, 2001 vs. December 31, 2000, respectively, the Company had cash on hand of $150,243 vs. $13,193, current assets of $299,843 vs. 94,357 including cash, and $140,623 vs. $81,164 in notes and interest receivable, total assets of $788,711 vs. $829,192 and liabilities totaling $642,473 vs. $548,936 excluding accrued officers' salary of $1,738,780 vs. $1,430,042. Total stockholders' deficit at September 30, 2001 is $1,592,542 vs. $1,149,786 at December 31, 2000.

Viking expects to continue its current growth by acquisition plans over the next twelve months and therefore must secure additional funds to carry out such growth plans. There can be no degree of assurance that such funds will be available.

Subsequent to September 30, 2001, the Company issued 555,000 common restricted shares for $166,500 cash and 50,242 common restricted shares in connection with the conversion of $7,100 promissory notes plus interest to stock.

The Company signed an agreement dated October 1, 2001 to purchase 25% of Wuxi Viking, located in Wuxi, China. The agreement will be effective after receipt of a business license pertaining to this transaction by Chinese authorities. Wuxi Viking is the parent and a producing member of a total of five companies engaged in the garment manufacturing business. Viking has worked with the prior owners, the Liutan Group of Companies for some time and changed the name of the purchased Company in anticipation of closing the deal. Viking will issue 1,800,000 common restricted shares in exchange for its 25% ownership of Wuxi Viking. The value of this acquisition is determined by the current market price of the shares given up in the transaction. This acquisition will be accounted for under the equity method, using the market price of the 1.8 million shares given up.

                           PART II - OTHER INFORMATION

Item 2. Changes in Securities

During the quarter ended September 30, 2001, the Company sold common restricted shares (Class A Common) in private sales under exemption from registration under the Securities Act pursuant to Section 4(2) and/or Regulation D, Rule 506. Sales have been made to accredited investors only. In summary; 1,711,060 common shares were issued for cash of $324,800, 432,915 common shares were issued for payment of services valued at $67,578. Of these shares, 32,915 were free trading shares issued from the Employee Benefit Plan registered under Form S-8. 226,000 common shares were issued for conversion of promissory notes to stock in the amounts of $33,600 in principal and $300 in interest.



Item 5. Other Information

         The Company's common stock trades on the OTC Electronic Bulletin Board. Its symbol is "VGCP".

         Company information can be found on the World Wide Web. The address is www.vcgi.com.



Item 6.  Exhibits and Reports on Form 8-K

a)       Exhibit 2.1:   Stock for Ownership Agreement - Beijing Fei Yun Property
                        Development Co. Ltd.



b) Form 8-K filed on August 14, 2001 reporting the acquisition of 25% and control of Beijing Fei Yun Property Development Co., Ltd. The report contains the text of the press release and the contract. The purchase is currently pending administrative approvals by People's Republic of China authorities.

                                   SIGNATURES



         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                       VIKING CAPITAL GROUP, INC.

Dated:  November 19, 2001                 By:  /s/ William J. Fossen
                                          ----------------------------
                                          William J. Fossen, CEO


Dated:  November 19, 2001                 By:  /s/ Matthew W. Fossen
                                          ----------------------------
                                          Matthew W. Fossen,
                                          Chief Financial Officer
                                          President

                                  EXHIBIT INDEX
                                  -------------


EXHIBIT
NUMBER            DESCRIPTION
-------           -----------


 2.1 Stock for Ownership Agreement - Beijing Fei Yun Property Development Co., Ltd. (exhibits and schedules omitted) (incorporated by reference to Exhibit 2.2 to the Registrant's Current Report on Form 8-K dated 8/14/01)