Form 10QSB/A
period 2001-09-30
VIKING CAPITAL GROUP INC
filed 2001-11-20
CIK 886093

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


Also during the quarter, Viking negotiated for the purchase of 25% of Wuxi Viking Garment Company, Ltd. (Wuxi Viking) for 1.8 million common restricted shares. The acquisition agreement is to become effective after receipt of a business license pertaining to this transaction by PRC authorities. Receipt of such license is expected to be imminent. Wuxi Viking is the parent and a producing member of a total of five companies engaged in the garment manufacturing business. Viking has worked with the prior owner, the Liutan Group of Companies for some time and changed the name of the purchased company to Wuxi Viking in anticipation of closing the deal. Wuxi Viking is expected to exceed $30 million in consolidated sales this year.


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