Form 10KSB
period 2001-12-31
VIKING CAPITAL GROUP INC
filed 2002-04-15
CIK 886093

SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.20549
                                   FORM 10-KSB
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 (Fee Required)


                   For the Fiscal Year Ended December 31, 2001


[ ]     TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE   SECURITIES
        EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                For the transition period from ______ to ______ .


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

         The aggregate market value of the voting common stock held by non-affiliates, computed using the average bid and asked price at March 15, 2002, was approximately $ 14,260,577.
         As of March 15, 2002, there were 57,275,860 shares of Common Stock (Class A) and 100,000 shares of Class B Common Stock of the issuer outstanding.


                       DOCUMENTS INCORPORATED BY REFERENCE

         The following  document is incorporated  herein by reference in Item 10
Part III:
         Adoption of an Employee Stock Option Plan as described and incorporated into the Proxy Statement on the annual statement for fiscal year ended December 31, 1995.



                                TABLE OF CONTENTS




                                                                                          Page

PART I

             Item 1.  Description of Business............................................  3
             Item 2.  Description of Properties..........................................  7
             Item 3.  Legal Proceedings..................................................  9
             Item 4.  Submission of Matters to a Vote of Security Holders................  9


PART II

             Item 5.  Market for Common Equity and Related Stockholder Matters...........  9
             Item 6.  Management's Discussion and Analysis............................... 12
             Item 7.  Financial Statements............................................... 15
             Item 8.  Changes in and Disagreements with Accountants on
                      Accounting and Financial Disclosure................................ 15

PART III
             Item 9.  Directors, Executive Officers, Promoters and Control Persons
                      Compliance with Section 16(a) of the Exchange Act.................. 15
             Item 10. Executive Compensation............................................. 17
             Item 11. Security Ownership of Certain Beneficial Owners
                      and Management..................................................... 19
             Item 12. Certain Relationships and Related Transactions..................... 20
             Item 13. Exhibits and Reports on Form 8-K................................... 20
Signatures............................................................................... 21
Exhibit  Index........................................................................... 22


                                     PART I



ITEM 1.  DESCRIPTION OF BUSINESS


     Viking Capital Group, Inc. (the "Company" or "Registrant") is a Utah corporation formed on November 12, 1986. The Company was originally formed under the name Silver Harvest, Inc. and took its current name in 1990. In 1991 it performed a 1 for 5 reverse split. There have been no splits since that time.

     Viking Capital Group, Inc. is a diversified international holding company whose mission is to become the recognized leader at creating extraordinary long-term value for its shareholders through acquisitions. To achieve our mission, Viking identifies businesses for acquisition that are currently not optimizing opportunities that are available. To determine the opportunities available, Viking looks at the overall business environment with a clear focus on fundamental changes in politics, regulation, technology and world economics.

     During 2000 and 2001 the Company began expanding its horizons for acquisitions to include companies outside of insurance and technology and also outside of the United States. The Company's stock was also determined to be the primary vehicle for acquisitions. The Company began focusing on China because of business contacts available to management, the growth of the Chinese economy (gross domestic product) in excess of 7% a year with expectations to continue to grow at such rates, the privatization of assets and businesses, the restructuring of companies' debt at banks (the Company looks for debt relief negotiations and or purchase of companies at a steep discount) and the expected entry into World Trade Organization (WTO). China won entry into WTO in December 2001.

     The Company's current focus on China was firmly established in February 2001 when a strategic agreement was signed with Oriental Enterprise Holdings Entrustment & Operation (H.K.) Co. Ltd., (Oriental) that makes Viking an authorized representative (non-exclusive) in the Americas of any interested purchaser of a privatized company or asset in China. This agreement, in addition to the Company's other contacts in China, creates the opportunity to review many potential acquisition candidates. Management refers to this as deal flow. In August of 2001, the Company announced its first acquisition of 25% of Beijing Fei Yun Viking Enterprises Company, Ltd. (Fei Yun), which became effective on December 3, 2001. Subsequently, the Company purchased an additional 71% of Fei Yun bringing its ownership to a total of 96% at December 31, 2001. Separately, the Company also purchased 25% of Wuxi Viking Garments Company, Ltd.(Wuxi Viking).

     The acquisition of a total of 96% of Fei Yun Viking and 25% of Wuxi Viking in late 2001 increased the Company from approximately $1 million in consolidated assets to approximately $129 million in consolidated assets. Consolidated debt increased from approximately $2 million to $96 million during 2001 while owners' equity increased from approximately negative $1.1 million to a positive $25 million. There is also a separate minority interest in equity of approximately $8 million in addition to the $25 million in equity attributable to Viking's shareholders.

     In addition to notes receivable of approximately $11 million (which relate to the prior sale of two businesses) Fei Yun Viking has three subsidiaries and is primarily engaged in real estate activities. The three subsidiaries are Beijing Golden Horse Great Wall Estate Construction Company, Ltd. (Golden Horse) (60% owned), Lianyugang East Sea Highway Development and Management Company, Ltd.(Lianyugang) (40% owned) and Beijing Fei Yun Viking Chemical Products

Company Trading Company, Ltd.(Chemical)(100% owned). The largest asset is Sunshine Plaza which is 100% owned by Golden Horse. Sunshine Plaza is a large mixed use real estate complex located in the northern part of Beijing, China with about 1,688,000 total square feet. There are approximately 575 condominium units, 100 office space units and over 425,000 square feet of retail shopping space. The retail shopping space includes "Pretty Mall" for clothing and apparel, "Wonderful Mart" for groceries and sundries and several service stores including a "Kentucky Fried Chicken(TM)", "Starbucks(TM)", a pizza restaurant, travel agency, dry cleaner, bank and other services for the benefit of Sunshine Plaza residents and other customers. Sunshine Plaza derives it revenues from leasing space and selling condominiums. Competition for lease space is generally driven by terms of the lease. Terms of leases fluctuate widely and can include items such as free rent for a period, base rent plus percentage of revenue, increasing or decreasing rent over time, lump sum discounts and other terms. Lianyugang's primary business is the construction and operation of toll-ways. One toll-way project joins Shangdong with the north of Jiangsu, is named Provincial Highway 227 and is about 25 miles long. This toll-way is expected to be completed in mid to late 2002. A second toll-way construction project covering Huozhou of Shanxi has not begun construction and is about 23 miles long. The Chemical company's business is the buying of chemicals primarily from suppliers outside of China and selling them inside China. This business is not active but it does have a proven customer list and experienced personnel available.

     Wuxi Viking is the parent and a producing member of a total of six garment manufacturing companies located in Wuxi, China. Wuxi Viking primarily produces men's pants and shirts and children's clothing although it has the ability to produce almost any article of clothing. Its primary customers are in Japan and is currently diversifying and expanding its customer base in China, the European Union (EU) and the United States. Fabric is primarily supplied from Chinese and other Asian suppliers and is readily available. Governments regulate the import of certain articles of clothing into their country via quotas. These quotas are in turn administered by the Chinese government and stipulate the maximum number of garments that may be produced by any one entity. Quotas are purchased among companies to try to fill customers' orders. The garment industry is highly competitive. Most garment manufacturers, including Wuxi Viking, compete on price, quality and timely delivery. Wuxi Viking and its subsidiaries have a good reputation for quality garments and timely delivery.

     The Company is continuing to analyze additional companies in China for acquisition. Specific areas of focus are real estate (multi-family residential and commercial), manufacturing, and technology services (such as application service provider(ASP) or enterprise resource planning(ERP) solutions provider). The Company may also pursue real estate development projects if they are found to be suitable in management's opinion.

     The market for acquisitions and investment in China is vast. According to the Chinese Ministry Of Foreign Trade and Economic Co-operation (MOFTEC), actual direct foreign investment in China reached a new high of $46.85 billion in 2001. This represents a 14.9% increase over the prior year. Management believes that China's entry into WTO has increased investor confidence. The Company believes it has an advantage in pursuing acquisition targets over others because of its contacts, long-standing relationships and management's belief that the Chinese prefer to work with a small to medium size public company like Viking versus very large companies. Management also believes that the current business and political climate in China favors foreign companies. Competition for acquisitions is not expected to significantly intensify beyond current levels for the foreseeable future.

     During prior periods, the Company's plans called for the acquisition of life insurance companies and the development and/or purchasing/licensing of software to provide Internet based services as an application service provider
(ASP) primarily for banks and insurance companies. The driving force behind this strategy was to capitalize on expected new needs of banks, insurance companies and securities firms based upon the anticipated change in the regulatory environment of these industries. The change expected was that regulators and legislators would allow the convergence of the banking, insurance and securities industries that were previously separated under the Glass-Steagal Act of 1933. The Company was proven correct in its assumptions as the Gramm-Leach-Bliley Act was passed in November 1999 restructuring the financial services industries. However, the Company was not able to obtain the capital required to pursue the acquisitions of life insurance companies. Separately, although potential remote banking customers were interested in our services, they would not sign a contract as they felt the Company was under-capitalized. The Company does not intend to focus on this aspect of the business in the near future.

     Current activities continue to focus on opportunities in China. All other opportunities will be measured against expected returns on Chinese projects.


EMPLOYEES

     At  December  31,  2001,  the  Company   including  only  its  consolidated
subsidiaries had approximately 338 employees. The Company's relations with its employees are favorable.


RISK FACTORS

     The Company faces substantial risks at all times. Some of these risks are listed here. This list is not intended to be an all encompassing description of risks, but as a reminder that there are substantial risks involved in investing in this stock or any stock and that persons inclined to invest in a company must do so after personal due diligence and a personal assessment of their risk tolerance. We encourage you to review this entire document and perform other information gathering of your own.


     1) Substantially all of our assets and revenues are currently derived from businesses in China.

         Conducting business in China is highly dependent upon relationships, the political atmosphere and political agendas. If relationships should suffer, for any reason, results of operations and continued growth of the Company could be materially and adversely affected. Changing perceptions of China in the general public or in politics may also materially and adversely affect the Company's growth, continued operations and stock prices.

     China's entry into the World Trade Organization is expected to increase positive perceptions of doing business with China. However, perceptions can and do fluctuate over time with consequences that may be adverse and material.

     2) Our ability to acquire other companies faces substantial obstacles. Our failure to overcome any of these obstacles may materially and adversely affect our planned growth.

     The key element of our strategy is to acquire additional companies. The success of our acquisitions will depend on our ability to overcome substantial obstacles, such as the availability of acquisition candidates, our ability to compete successfully with other potential acquirors seeking similar or the same acquisition candidates, the availability of funds to finance acquisitions and the availability of management resources to oversee the operation of acquired businesses. The Company has limited resources and we can offer no assurance that we will succeed in consummating any additional acquisitions or that we will be able to integrate and manage any acquisitions successfully.

     3) The business of Fei Yun Viking is currently largely dependent upon Sunshine Plaza for its revenues. Sunshine Plaza is largely dependent upon its two major tenants Pretty Mall and Wonderful Mart, who are controlled by one entity. The loss of these customers would materially and adversely affect results of operations. Sunshine Plaza also produces revenues by selling condominiums whose sales have slowed considerably. If sales do not increase, results of operations would materially and adversely be affected.

     Pretty Mall and Wonderful Mart constitute 67% of the commercial leasable square feet at Sunshine Plaza. The leases with Pretty Mall and Wonderful Mart are 20 year leases expiring in 2021. Management of these malls have good reputations but no degree of assurance can be made as to future events. Management of Viking does not anticipate any significant change in the good standing of these tenants at this time.

     4) A substantial portion of our outstanding common stock is feely tradable and may be sold into the market at any time. An additional minimum of 15,800,000 common restricted shares will be eligible to have restrictions removed within a year. This could cause the market price of our common stock to drop significantly, even if our business is growing.

     Our common stock has experienced in the past, and is expected to experience in the future, significant price and volume volatility, which substantially increases the risk of loss to persons owning our common stock.


FORWARD LOOKING STATEMENTS

     This Annual Report on Form 10-KSB contains certain "forward-looking" statements as such term is defined in the Private Securities Litigation Reform Act of 1995 and information relating to the Company and its subsidiaries that are based on the beliefs of the Company's management as well as assumptions made by and information currently available to the Company's management. When used in this report, the words "anticipate," "believe," "estimate," "expect" and "intend" and words or phrases of similar import, as they relate to the Company or its subsidiaries or Company management, are intended to identify forward-looking statements. Such statements reflect the current risks, uncertainties and assumptions related to certain factors including, without limitations, both inside and out-side the U.S, changes or anticipated changes in regulatory environments, competitive factors, general economic conditions, customer relations, relationships with vendors, Viking and its subsidiaries' ability to recruit and retain skilled personnel, the interest rate environment, governmental regulation and supervision, international relations between the US and foreign countries, seasonality, distribution networks, telecommunication networks, product introductions and acceptance, technological change, changes in industry practices, timely completion and successful integration of acquisitions, economic, social and political conditions in the countries in which Viking, its customers or its suppliers operate including security risks, possible disruptions in the communication and transportation networks and fluctuations in foreign currency exchange rates, one-time events and other factors described herein and in other filings made by the Company with the Securities and Exchange Commission. Based upon changing conditions, should any one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or
intended.   The  Company  does  not  intend  to  update  these   forward-looking
statements.

ITEM 2. PROPERTIES


     The Company's executive offices are located in 10,970 square feet of office space at Two Lincoln Centre, 5420 LBJ Freeway, Suite 300, Dallas, Texas 75240 at the base rate of $21,026 per month for a period of eighteen months (18) months through 12/31/2002. Approximately 6,143 square feet are subleased to independent third parties pursuant to written lease agreements providing for monthly lease payments of $11,774 plus/minus adjustments. Either party may cancel the sublease with 60 days notice to the other party. Neither party intends to give such notice at the time of this report. The Company's present facilities are believed to be adequate to support its present holding company operations for the remainder of the lease.

     In 2001, the Company purchased a 25% interest in Wuxi Viking Garments Company, Ltd. (Wuxi Viking). Wuxi Viking is a producing member of six garment manufacturing companies that are also partially owned by Wuxi Viking. These companies are all located in Wuxi, China and occupy substantial land and building space that are owned by one or more of these companies and other parties. Wuxi Viking alone, without its subsidiaries, has approximately 377,000 square feet of building space. Because these companies are not consolidated, no additional detailed information is provided here.

     Also in 2001, Viking Capital Group, Inc. acquired properties in Beijing, China. Sunshine Plaza, wholly owned by Beijing Golden Horse Great Wall Estate Construction Company, Ltd. (Golden Horse) is a mixed-use property located at 68 Anli Road, Chaoyang area in Beijing, China. The area is also known as the Olympic District. Total square footage is in excess of 1,688,000 square feet comprised of approximately 575 condominium units, 100 office units, 400 car parking units and a three story retail shopping center occupying in excess of 425,000 square feet. The retail shopping space includes "Pretty Mall" for clothing and apparel, "Wonderful Mart" for groceries and sundries and is ringed on the exterior by several service stores including a "Kentucky Fried Chicken(TM)", "Starbucks(TM)", a pizza restaurant, travel agency, dry cleaner, bank and other services for the benefit of Sunshine Plaza residents and other customers. Construction was completed in 1999 and the building is in very good condition. Golden Horse is 60% owned by Beijing Fei Yun Viking Enterprises Co., Ltd. which is 96% owned by the Registrant.

     Condominium units range from approximately 1,700 to 2,500 square feet each and are carried in inventory with a value of $90.52 per square foot. Condominiums are currently selling at a significant premium to this amount. A 2001 sale carried a value of $141.43 per square foot. Current competition in the area is increasing with new buildings being constructed but prices have also increased since the announcement that Beijing had won the right to host the 2008 Olympics. At December 31, 2001 there were approximately 344,424 square feet of condominium space available for sale. Approximately 71% of condominium space has already been sold.

     Regarding the retail space, a significant amount of effort and expense was put forth to remodel the retail shopping areas during 2001. Sunshine Plaza held a grand re-opening for "Pretty Mall" in September 2001 and a grand re-opening for "Wonderful-Mart" in December of 2001. These two retail areas constitute approximately 67% of the leasable retail shopping space of Sunshine Plaza and occupy approximately 290,626 square feet. At December 31, 2001, approximately 77% of the total retail space was leased out. After December 31, 2001 approximately another 75,000 square feet were leased bringing the occupancy rate up to approximately 95%. Other operating data is detailed in the tables below.





LEASE EXPIRATIONS

     The  following   table  shows   commercial   retail  shopping  space  lease
expirations  for the next ten years for Sunshine Plaza assuming that none of the tenants exercise renewal options.

                                DECEMBER 31, 2001
--------------------------------------------------------------------------------

                              Gross Leasable Area                      Annualized Minimum Rent

                                                                                        Percent Of
                                                                                        Total
     Expiration            Number         Percent                                       Annualized
     Year                  of Leases      Square       Of              Dollar           Base Rents at
                           Expiring       Feet         Total           Amount           12/31/2001
                           ---------      ------       -----           ---------        ----------

     2002                         11      20,150        4.5%            $190,938             10.0%
     2003                          1          96        0.0%            $  8,833              0.5%
     2004                          1       1,409        0.3%            $ 30,371              1.6%
     2005                          1       1,452        0.3%            $ 37,389              2.0%
     2006                          0           -           -                   -                 -
     2007                          0           -           -                   -                 -
     2008                          1       3,934        0.9%            $ 78,650              4.1%
     2009                          0           -           -                   -                 -
     2010                          1       4,274        0.9%            $193,600             10.1%
     2011                          1       8,339        1.8%            $211,387             11.1%
     ---------------------------------------------------------------------------------------------
     Total                         17     39,654        8.7%            $817,905             39.4%


MAJOR TENANTS

     The following table sets forth certain information regarding Sunshine Plaza's major tenants that represent 10% or more of the gross leasable retail area as of December 31, 2001.

                                                             Percent Of
                                                             Annualized
                                Number     Annualized        Base Rents
                                    Of        Minimum             As Of
     Tenant Name                Leases           Rent        12/31/2001
     -----------                ------     ----------        ----------

     Pretty Mall                     1     $      -0-                0%
     Wonderful-Mart                  1     $1,080,288               57%
     ------------------------------------------------------------------
     Total                           2     $1,080,288               57%

The rent of Pretty Mall is based entirely upon a percentage of gross sales completed in Pretty Mall. Based on last years average monthly lease payments, 2002 collections for Pretty Mall are expected to be in excess of $525,000. Wonderful-Mart's rent is determined by the higher of the base-rent amount or a percentage of gross sales completed in Wonderful-Mart. The two companies are controlled by the same management and have several other similar operations in Asia. The leases are twenty year leases expiring in 2021.

     Investments in real estate are evaluated on a case-by-case basis. Management has not dictated any specific minimum or maximum percentage of total assets that can be invested in real estate. Instead, the Company evaluates the over-all expectations on any given project, real estate or otherwise, and makes a decision based upon those expectations. The Company has, at this time, decided to limit its real estate ventures to multi-family residential properties and commercial properties. At this time, the Company does not expect to invest in securities related to real estate (e.g. secondary market mortgages) or in securities of real estate related companies. These decisions may be changed at any time without shareholder approval.

     Fixed assets at Sunshine Plaza are depreciated over 20 years using the straight-line method. A 10% residual value of the original cost is assumed. The registrant does not pay U.S. income taxes on this property but is subject to a 33% income tax rate in China. Golden Horse carries property and liability insurance on its Sunshine Plaza facility. Condominium owners are responsible for insurance coverage of their condominiums. The Company is currently reviewing all insurance coverages.

     The Registrant's ownership of properties is limited by its effective ownership percentage of the company that owns the property and by loans that are collateralized by certain properties. Golden Horse is 60% owned by Fei Yun and Fei Yun is 96% owned by the Company. Certain loans at Golden Horse are collateralized by certain space related to Sunshine Plaza. Golden Horse has a loan in the total amount of approximately $26,983,000 bearing interest at 5.94%. An amount of $1,452,000 is due on October 31, 2002. The balance of $25,531,000 is due on December 31, 2004. These amounts are collateralized by two stories of the retail shopping space occupying approximately 209,380 square feet. Another loan of $18,192,229 bearing interest at the rate of 7.56% is collateralized by one story of the retail shopping space plus 17 condominium units occupying approximately 33,723 square feet. An agreement for renewal of this loan is in process at this time. Neither loan carries any penalty for prepayment.

     All other real estate associated with the Company not already described is related to operations in non-consolidated holdings.


ITEM 3.  LEGAL PROCEEDINGS

         The Company is not involved in any significant threatened, pending or ongoing litigation to the best knowledge of management.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


         There were no matters submitted to a vote of security holders during the fourth quarter of 2001.



PART II


ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET


     The Company's common stock trades in the Over The Counter (OTC) market currently. The Company's trading symbol is "VGCP". The volume in the trading averages approximately 40,388 shares a day during 2001. As of December 31, 2001 the stock was quoted at $0.21 ask and $0.17 bid. There is a total of approximately 56,335,860 common shares outstanding of which approximately 17,435,268 are free trading shares at December 31, 2001.

     At December 31, 2001 the Company had 100,000 shares of Class B common stock authorized and outstanding and do not trade. All 100,000 shares were issued to William J. Fossen, Chairman and CEO of the Company. The Class B common shares can elect a majority of the board of directors.


     The following table sets forth the approximate low and high bid prices for each quarter of the last two years for shares traded in the over the counter market. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. Source:
NASDAQ Trading and Market Services

            Bid           Bid                            Bid           Bid
QTR         Low           High              QTR          Low           High


1Q00        $0.24         $0.61             1Q01         $0.10         $0.26
2Q00        $0.13         $0.37             2Q01         $0.09         $0.20
3Q00        $0.16         $0.38             3Q01         $0.10         $0.58
4Q00        $0.10         $0.28             4Q01         $0.17         $0.50

     At December 31, 2001, the Company had outstanding options of approximately 19,323,496 shares of which approximately 18,823,143 are currently exercisable for the purchase of common restricted stock. In addition, the Company had convertible notes, some with options available when converted, and convertible preferred stock outstanding that had the right to convert to 3,458,939 and 3,600,000 common restricted shares respectively.

     Of the 56,335,860 shares of common stock outstanding at December 31, 2001, approximately 38,900,592 shares are "restricted stock" as defined by Rule 144. At December 31, 2001, approximately 19,202,176 shares of the restricted common stock were eligible for resale pursuant to Rule 144.

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

     At December 31, 2001, the Company had principal of $352,746 of notes outstanding that have the opton to convert into common shares at a rate ranging from $0.14 - $0.25 per share, If converted, $152,696 of these notes carry an additional option to purchase the same number of common shares which the holder was originally entitled to receive if the notes were converted to equity, wthi exercise prices ranging from $0.25 - $0.50 per share. An additional $135,000 of notes carry an option t purchase one-half of the number of common shares that the holder was orgininally entitled to receive if thenotes were converted to equity, with exercei prices ranging from $0.25 - $0.50 per share. All options, if the notes are converted, are exercisable for a period of one year from conversion.

     During the fourth quarter of 2001, the Company sold common restricted shares (Class A Common) in private transactions under exemption from registration under the Securities Act pursuant to Section 4(2) and/or Regulation D, Rule 506 or other available exemptions. Sales have been made to accredited investors only. In summary, the Company issued 747,667 common restricted shares for $201,500 cash, 128,072 common restricted shares for $19,211 related to conversion of principal and interest, 15,800,000 common restricted shares in conjunction with acquisitions with the shares valued at $6,140,000 and 500 common restricted shares valued at $75.00 for other.


HOLDERS


       At December 31, 2001, there were approximately 1,221 holders of record of the common stock of the Company excluding share owners who hold stock in brokerage houses nation wide in "street name".


DIVIDENDS


     The Company has paid no cash dividends to any common equity holders to date and does not expect to pay any dividends in the foreseeable future. Payment of dividends on the Company's common stock is subject to the payment of all accumulated dividends payable to holders of the Company's outstanding preferred stock, if any. No dividends were due or accumulated for outstanding preferred stock at December 31, 2001. Other than the foregoing, there are no restrictions, nor are there likely to be in the future, that limit the ability of the Company to pay dividends on its common stock.

ITEM 6   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     The  following   discussion   should  be  read  in  conjunction   with  the
consolidated financial statements and related notes and the other information included in this report.


FORWARD LOOKING STATEMENTS

     This Annual Report on Form 10-KSB contains certain "forward-looking" statements as such term is defined in the Private Securities Litigation Reform Act of 1995 and information relating to the Company and its subsidiaries that are based on the beliefs of the Company's management as well as assumptions made by and information currently available to the Company's management. When used in this report, the words "anticipate," "believe," "estimate," "expect" and "intend" and words or phrases of similar import, as they relate to the Company or its subsidiaries or Company management, are intended to identify forward-looking statements. Such statements reflect the current risks, uncertainties and assumptions related to certain factors including, without limitations, both inside and out-side the U.S, changes or anticipated changes in regulatory environments, competitive factors, general economic conditions, customer relations, relationships with vendors, Viking and its subsidiaries' ability to recruit and retain skilled personnel, the interest rate environment, governmental regulation and supervision, international relations between the US and foreign countries, seasonality, distribution networks, telecommunication networks, product introductions and acceptance, technological change, changes in industry practices, timely completion and successful integration of acquisitions, economic, social and political conditions in the countries in which Viking, its customers or its suppliers operate including security risks, possible disruptions in the communication and transportation networks and fluctuations in foreign currency exchange rates, one-time events and other factors described herein and in other filings made by the Company with the Securities and Exchange Commission. Based upon changing conditions, should any one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or
intended.   The  Company  does  not  intend  to  update  these   forward-looking
statements.


PLAN OF OPERATIONS

     Management of Viking Capital Group, Inc. considers 2001 to be a very successful year. The Company's first significant acquisition of assets was accomplished during the end of 2001, moving the Company toward its goals. During 2001, the Company increased consolidated assets from approximately $1 million at December 31, 2000 to consolidated assets of approximately $129 million at December 31, 2001. Consolidated debt increased from approximately $2 million to $96 million during 2001 while owners' equity increased from approximately negative $1.1 million to a positive $25 million. There is also a separate minority interest in equity of approximately $8 million that is in addition to the $25 million equity attributable to Viking's shareholders. Revenues were negligible because acquisitions did not become effective until December 2001. A discussion of additional financial data is in later sections of this item.

     The Company is currently focusing on China because of business contacts available to management, the growth of the Chinese economy (gross domestic product) in excess of 7% a year with expectations to continue to grow at such rates, the privatization of assets and businesses, the restructuring of companies' debt at banks (the Company looks for debt relief negotiations and or purchase of companies at a steep discount) and China's entry into World Trade Organization (WTO) in December 2001. Specific areas of focus are real estate (multi-family residential and commercial), manufacturing, and technology services (such as application service provider(ASP) or enterprise resource planning(ERP) solutions provider). The Company may also pursue real estate development projects if they are found to be suitable in management's opinion.

     The Company expects to continue to acquire companies in China that have, on average, $100 to $200 million in assets. The Company focuses on making acquisitions from China's privatization program and bank restructuring opportunities.

     Part of the expected continued success of the acquisition strategy is that the Company's stock has been well accepted in China. The Company expects however that it will need additional cash for acquisitions and therefore desires and expects to raise significant amounts of capital to pursue acquisitions. The Company may also use companies or assets it already owns as all or part of the purchase price of future acquisitions.

     Capital raised will be for additional acquisitions, repurchase of existing outstanding preferred stock, fees and costs associated with acquisitions, working capital and potential debt reduction. Part of the Company's strategy in any acquisition is Management's belief that a significant amount of debt at an acquisition candidate may be negotiated and settled at a significant discount. It is also Management's belief that after the preferred stock is repurchased (which was used to purchase a portion of Beijing Fei Yun Viking Enterprises Company, Ltd. (Fei Yun)), an additional 40% of Beijing Golden Horse Great Wall Estate Construction Company, Ltd. (Golden Horse) may be available under very favorable terms. The Company currently owns 60% of Golden Horse via Fei Yun and expects to pursue the remaining 40%.

     The Company has in the past been dependent upon raising capital for its U.S. administrative and management operations. The Company has been successful in the past in meeting its cash needs from private investors and will continue to raise capital for these purposes from qualified private investors for the foreseeable future. During 2001, the company raised approximately $900,000 to meet its cash needs. Potential increases to the Company's U.S. cash needs include hiring additional employees in the financial and administrative departments and potential increases in professional fees associated with acquisitions. Operations in China will continue to manage their own cash needs except for acquisitions. Management believes that it can continue to raise funds from private investors for its cash needs in the U.S.. The Company is expecting to raise significantly larger amounts of capital for the purposes described above, including working capital. However, there can be no degree of assurance that the Company can continue to raise capital from private investors or that it can raise funds from any other sources in large or small amounts.

     Consolidated debt at December 31, 2001 was $96 million and is almost entirely associated with Golden Horse. These debts are expected to be repaid through sales of condominiums, rental/lease income, and negotiated settlements. Part of the negotiated settlements may include the payment of a lump sum of money that is less than the full amount due to a creditor. Such funds may come from additional investments made into Viking. Other negotiated settlements may not require any cash and will be settled through an agreement for release of the debt. Approximately $6 million of debt was settled in December 2001 due to Viking management's negotiation efforts. There can be no degree of assurance given that management will continue to be successful in negotiating such settlements.

DISCUSSION OF OPERATIONS OF ACQUIRED COMPANIES

     It should be clearly noted that the following discussion of operations pertain to revenues and costs that do not appear on the Registrant's income statement as of December 31, 2001. The financial data discussed does not appear on the Company's financial statements because its acquisitions were not completed until December 2001. These amounts cannot be attributed to the Company. If a discussion occurs about an item that does appear on the Company's income statement currently or is an expectation of what will be on the Company's income statement in the future, it will be clearly noted. Please also refer again to the "Forward Looking Statements" section above.

     Pursuant to a purchase agreement dated August 1, 2001 the Company acquired 25% of Beijing Fei Yun Viking Enterprises Company, Ltd.(Fei Yun), a Chinese holding company with three subsidiaries and other assets. Subsequently the Company purchased another 71% of Fei Yun bringing its total ownership to 96%. These transactions were effective in December 2001. Separately, 25% of Wuxi Viking Garments Company, Ltd. (Wuxi) was purchased late in 2001. See Description of Business for more detailed information.

     The single largest revenue-producing asset acquired during 2001 is the real estate complex Sunshine Plaza owned by Golden Horse. Sunshine Plaza is a mixed use real estate complex with a total of approximately 1,688,000 square feet. Sunshine Plaza primarily derives its revenues from leasing retail space and the sale of condominiums. During most of 2001, Sunshine Plaza was remodeling approximately 67% of its leaseable retail space to accommodate Pretty Mall and Wonderful Mart. Lease revenues for the year 2001 were approximately $735 thousand and are expected to be in excess of approximately $1.4 million for year 2002 based upon annualized January and February 2002 collections. Condominium sales for the year 2001 were approximately $9.3 million. Sales of condominiums have been slow in the past year but are expected to increase in the future. There is an inventory of condominium space available for sale with a carrying cost (based on construction costs) of approximately $31.2 million (344,424 square feet with inventory cost of $90.53 per square foot) at December 31, 2001. Using the sales price per square foot from actual sales in the fourth quarter of 2001, an implied, expected revenue from the sale of the condominium inventory is $48.7 million (344,424 square feet sold at $141.43 per square foot). The price at which these condominiums are actually sold may be higher or lower than past sales and there can be no degree of assurance given as to when, over what time period, or if these condominiums may be sold. If Viking had owned its current portion of Golden Horse for the entire year 2001, Viking's share of net income after taxes and extraordinary items would have been approximately $3.3 million.

     After the acquisition of Fei Yun (including Golden Horse), the Company was able to negotiate a settlement of approximately $6 million of debt that was owed by Golden Horse. The net effect of this item on income is reported as an extraordinary item on the year-end consolidated statement of operations of the Company. Management expects that it will continue to be able to negotiate settlements of debts at companies it owns and at companies it expects to acquire in the future in China. However, no degree of assurance can be given as to the amounts, if any, or the timing of such events.

     Beijing Fei Yun Viking Chemical Trading Co., Ltd. (Chemical Co.) is not actively brokering/trading chemicals at this time. The Chemical Co. is waiting for certain licenses for Chemical trading and capital reserves for extending credit terms to its customers.

     Lianyugang East Sea Highway Development and Management  Company,  Ltd. is a



tollway development and management company. Its current project is not expected to be completed and generating revenues until the latter half of 2002.

     Regarding  Viking's  equity  accounted  investment in Wuxi Viking  Garments
Company, Ltd., this company generated approximately $12,472 of income on the Company's income statement for year end 2001 for its share of net profits during the month of December 2001. If the Company had owned its 25% position for the entire year of 2001, its share of net profits would have been $149,657. The
Company's investment in Wuxi Viking is $540,000 in common restricted stock.

SUMMARY

     The Company's plan of operations are well summarized by our updated mission and vision statement. Viking Capital Group, Inc. is a diversified international holding company whose mission is to become the recognized leader at creating extraordinary long-term value for its shareholders through acquisitions. To achieve our mission, Viking identifies businesses for acquisition that are currently not optimizing opportunities that are available. To determine the opportunities available, Viking looks at the overall business environment with a clear focus on fundamental changes in politics, regulation, technology and world economics.



ITEM 7.  FINANCIAL STATEMENTS

The "F series" pages follow page 22 and begin with "F-1"
                                                                                           Page


Report of Independent Certified Public Accountants..........................................F-3
Consolidated Balance Sheets as of December 31, 2001 and 2000................................F-4
Consolidated Statements of Operations for the years ended December 31, 2001 and 2000........F-6
Consolidated Statement of Stockholders' Equity(Deficit)
  for the years ended December 31, 2001 and 2000............................................F-7
Consolidated Statements of Cash Flows for the years ended December 31, 2001 and  2000.......F-8
Notes to Consolidated Financial Statements..................................................F-10




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

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

INFORMATION REGARDING PRESENT DIRECTORS AND EXECUTIVE OFFICERS

     The following table sets forth certain information concerning the Company's current directors and executive officers:

                        Age      Title
                        ---      -----

William J. Fossen       63       Chairman of the Board and CEO
Matthew W. Fossen       36       Director, President, CFO, Secretary, Treasurer
Mary M. Pohlmeier       53       Director
Robin M. Sandifer       64       Director
Jiang Dong (John) Lu    48       Executive Director Asian/Pacific Operations


     The terms for each director will expire at the next annual meeting of shareholders or at such time as a successor is duly elected. Officers serve at the discretion of the Board of Directors.


     There are two family relationships among the Directors and Officers. Matthew W. Fossen is the son of William J. Fossen and Qian Yu Ping is the sister of Qian Bo Rong. Qian Yu Ping and Qian Bo Rong are both vice presidents of the Company and are executives at Wuxi Viking. Other Company vice presidents are Zhou Haiping and Wang Ping and are executives at Fei Yun.

     The following is a biographical summary of the business experience of the directors and named executive officers of the Company including dates of service as directors:

     WILLIAM J. FOSSEN, CHAIRMAN & CEO - Mr. Fossen has served as the Chairman and CEO of the Company since 1989. He founded his own securities firm at age 26, and now has 37 years of high level executive experience in financial institutions. He has served as chairman, director, president, vice president, and founder of public companies for 30 years. Mr. Fossen holds a Bachelor of Science degree. Mr. Fossen has personally established relationships with various officers of government owned businesses and public officials in China over the last 10 years, and the Fossen family's ties with China have developed over the past 52 years.

     MATTHEW W. FOSSEN, PRESIDENT & CHIEF FINANCIAL OFFICER - Mr. Fossen has served as Chief Financial Officer, Secretary, Treasurer and Director since 1997 and president since March 2001. He has specialized financial reporting systems experience gained from working in various locations for Texas Instruments, including Tokyo, Nice, Dallas, and Austin. He earned his B.B.A. degree from University of Texas, Austin, and his M.B.A. from University of North Texas, where he also received the Outstanding M.B.A. Candidate in Finance Award and the Financial Executive Institute Award.

     MARY M. POHLMEIER, DIRECTOR - Ms. Pohlmeier has served as a director since 1991. Ms. Pohlmeier is the Technical Project Manager and Principal Scientist for Frito-Lay, Inc. Ms. Pohlmeier earned her M.B.A. from St. Louis University and her B.S. Degree in Food Sciences from the University of Nebraska, Lincoln. She is currently pursuing her Phd. in food science and chemistry at the University of Nebraska, Lincoln.

     ROBIN M. SANDIFER, DIRECTOR - Mr. Sandifer has served as a director since 1997. Mr. Sandifer has been the owner and president of Tex American Food Marketing, Inc. since 1982. He earned his B.S. Degree in Economics from Iowa State University. Mr. Sandifer and an associate own an exclusive seat on the Chicago Mercantile Exchange.

     JIANG DONG (JOHN) LU, EXECUTIVE DIRECTOR ASIAN/PACIFIC OPERATIONS, VICE PRESIDENT - Mr. Lu has been the executive director Asian/Pacific operations since 1999 and a vice president since 2001. As an employee three years and then a consultant, Mr. Lu has been associated with the Company for ten years. Mr. Lu holds a bachelor's degree from SE University, Nanjing, China and a master's degree in economics from Indiana State University, Terre Haute, Indiana.


COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT
         Not Applicable




ITEM 10. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE


     The following table sets forth information concerning cash and non-cash compensation paid or accrued by the Company and its subsidiaries to or on behalf of the Company's Chief Executive Officer, William J. Fossen, and the named officer during the three years ended December 31, 2001. No other executive officer of the Company received, or had accrued on his or her behalf, total compensation exceeding $100,000 during such periods.



                                         Annual Compensation       Long-term Compensation
                                         ----------------------    ------------------------------------
                                                                   Securities
                                Fiscal                             Underlying              All Other
Name and Principal Position     Year         Salary       Bonus    Options Granted         Compensation
---------------------------     -----       --------------------------------------         ------------

                                               ($)         ($)          (#)                    ($)

William J. Fossen               (1) 2001    $ 36,000(2)   $ -0-          -0-(3)            $        -0-
Chairman & CEO                  (1) 2000    $ 44,624(2)   $ -0-    1,000,000(3)            $        -0-

                                (1) 1999    $148,732(2)   $ -0-    5,500,000(3)            $        -0-



Matthew W. Fossen               (4) 2001    $  60,000(5)  $ -0-          -0-(6)            $        -0-
President, Secretary            (4) 2000    $  33,498(5)  $ -0-    1,000,000(6)            $        -0-
Treasurer, CFO                  (4) 1999    $  50,041(5)  $ -0-    1,100,000(6)            $        -0-




(1) The aggregate cash remuneration to William Fossen, chairman & CEO, during 1999, 2000 and 2001was $148,732, $44,624 and $36,000 respectively.
(2) The amounts above exclude total accrued salaries at December 31, 2001 not paid of approximately $1,145,339 including $181,500, $245,376 and $146,500 in 2001, 2000 and 1999 respectively .
(3) These option shares consist of: 1,000,000 shares granted in a five year option exercisable at $0.25 per share. Such option becomes exercisable at the rate of 25% each 90 days after 12/07/00 and expires December 2005. These options were issued to Mr. Fossen in his capacity as an officer and director of the Company. 5,000,000 shares granted in a five year option exercisable at $0.75 per share expiring in July 2004 and a 500,000 share option granted in a five year option exercisable at $1.00 per share expiring in September 2004. The 500,000 share option was granted to Mr. Fossen in his capacity as a board member. All of these options are exercisable. The options listed here constitute Mr. Fossen's entire option holdings at December 31, 2001.
(4) The aggregate cash remuneration to Matthew Fossen, president, secretary, treasurer, CFO and board member, during 1999, 2000 and 2001 consisted of $50,041, $33,498 and $60,000 respectively.
(5) The amounts above exclude total accrued salaries at December 31, 2001 not paid of approximately $441,960 including $82,500, $156,502 and $139,959 for 2001, 2000 and 1999 respectively.(5)
(6) These option shares consist of: 1,000,000 shares granted in a five year option exercisable at $0.25 per share. Such option becomes exercisable at the rate of 25% each 90 days after 12/07/2000 and expires December 2005. These options were granted to Mr. Fossen in his capacity as an officer and director of the Company. A 1,000,000 share option and a 100,000 share option granted in five year options exercisable at $1.00 per share expiring in September 2004. The 100,000 share option was granted to Mr. Fossen in his capacity as a board member. All of these options are exercisable.




OPTION/SAR GRANTS TABLE


     This table is omitted as no options were granted during 2001 to the named executive officers.



AGGREGATED OPTION/SAR EXERCISES AND FISCAL YEAR-END OPTION/SAR VALUE TABLE
---------------------------------------------------------------------------------------------

(a)                      (b)                 (c)          (d)                (e)
Name                     Shares acquired     Value        Number of
                         On exercise         Realized     securities          Value of
                         (#)                 ($)          underlying          unexercised in-
                                                          unexercised         the-money
                                                          options/SARs at     options/SARs at
                                                          FY-end(#)           FY-end ($)
                                                          Exercisable/        Exercisable/
                                                          Unexercisable       Unexercisable
---------------------------------------------------------------------------------------------


William J. Fossen, CEO   n/a                 n/a          6,500,000 (EX)      n/a

Matthew W. Fossen, CFO   n/a                 n/a          2,540,000 (EX)      n/a


(EX) = Exercisable
(UN) = Un-exercisable


COMPENSATION OF DIRECTORS

     The Directors of the Company are not paid any fee for their services in such capacity on a regular plan.

EMPLOYMENT  CONTRACTS  AND  TERMINATION  OF  EMPLOYMENT  AND   CHANGE-IN-CONTROL
ARRANGEMENTS

     The Company has no employment contracts with any of its present executive officers and has no plans or arrangements with respect to payments resulting from the resignation, retirement or any other termination of a named executive officer's employment or from a change-in-control of the Company. The Company does have past due salaries accumulating to William J. Fossen and Matthew W. Fossen of approximately $1,145,339 and $441,960 respectively.

COMPENSATION PURSUANT TO PLANS

     The Company has adopted Viking  Capital Group,  Inc. 1996 Stock Option Plan
(Plan) which was approved by the shareholders at the 1995 annual meeting. Such Plan is incorporated by reference as described at Item 13.





ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                             PRINCIPAL SHAREHOLDERS
                             ----------------------
                                DECEMBER 31, 2001
                                -----------------

The following  table sets forth the names of the persons who own common stock of the  Company of 5% or more,  of record or  beneficially,  and all  officers  and directors of the Company and all officers and directors as a group.
              Common Shares (Class A Common) and Percentages Owned
--------------------------------------------------------------------------------

                                                                  Shares Owned
                                                                  Including Options
                            Shares Owned                          Exercisable Within
Name                        Excluding Options     Percent (1)     60 Days                Percent(2)
-----------------------     -----------------     -----------     ------------------     ----------

National Investors
Holding Corp.                         900,000             1.6%           900,000 (3)           1.3%

William J. Fossen                   2,085,750             3.7%         8,585,750 (4)          12.5%

Mary M. Pohlmeier                     956,353             1.7%         1,806,353 (5)           2.6%

Matthew W. Fossen                     850,127             1.5%         3,350,127 (6)           4.9%

Robin M. Sandifer                     461,987             0.8%         1,061,987 (7)           1.5%

Jiang Dong Lu                         165,000             0.3%         1,965,000 (8)           2.9%

All Officers, Directors
and Beneficial owners
as a Group                          5,419,217             9.6%        17,669,217              25.8%


(1)  Based on 56,335,860 shares outstanding at December 31, 2001.
(2) Based on 56,335,860 shares outstanding at December 31, 2001 plus 12,250,000 shares represented by options that are exercisable within 60 days as follows: William J. Fossen, 6,500,000 shares; Mary M. Pohlmeier, 850,000 shares, Matthew W. Fossen 2,500,000 shares; Robin M. Sandifer 600,000 shares and Jiang Dong Lu, 1,800,000 shares.
(3) William J. Fossen is President and 56% owner of National Investors Holding Corporation (NIHC).
(4) Includes 5,000,000 plus 500,000 plus 1,000,000 shares that may be acquired by Mr. Fossen upon the exercising of options at $0.75, $1.00 and $0.25 per share respectively within 60 days. Excludes 1,450,127 shares held by Mr. Fossen's adult children to which Mr. Fossen disclaims beneficial ownership.
(5) Includes 350,000 plus 500,000 shares that may be acquired by Ms. Pohlmeier upon the exercising of options at $1.00 and $0.25 per share respectively within 60 days.
(6) Includes 1,500,000 plus 1,000,000 shares that may be acquired by Mr. M. W. Fossen upon the exercising of options at $1.00 and $0.25 per share respectively within 60 days.
(7) Includes 100,000 plus 500,000 shares that may be acquired by Mr. Sandifer upon the exercising of options at $1.00 and $0.25 per share respectively within 60 days.
(8) Includes 1,000,000 plus 800,000 shares that may be acquired by Mr. Lu upon the exercising of options at $1.00 and $0.25 per share respectively within 60 days.
(9) At 12/31/01 the Company had outstanding options for 19,323,496 shares of which 18,823,143 were exercisable at 12/31/01. If all options, convertible notes and convertible preferred shares were converted to common stock as of 12/31/01, there would be approximately 82,718,295 common shares outstanding.
(10) All ownership is direct unless indicated otherwise.
(11) The 7.5 million shares issued in connection with the acquisition of Beijing Fei Yun Viking Enterprises Company, Ltd. (Fei Yun) is not included in the table as it is held by Fei Yun and are therefore treasury shares.

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

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     At December 31, 2001, amounts due to Fei Yun from related parties totaled $1,711,000. This balance included $138,000 that is due to Golden Horse from a shareholder of Golden Horse, and $1,573,000 that is due from an entity that is owned by two directors of Fei Yun. Amounts due from Fei Yun to related parties totaled $1,174,000 including $693,000 that was advanced from China land Property, an entity related to a shareholder of Golden Horse and $481,000 that was advanced from an entity that acts as a property manager for Golden Horse. The amounts due from and to related parties at Fei Yun are unsecured, bear no interest and have no fixed terms of repayment. During 2001, the Company loaned a total of $107,000 to two officers of the Company. At December 31, 2001 and 2000, loan balances for these two officers totaled $60,000 and $19,000 respectively. Also during 2001, the Company borrowed $23,600 from related parties including executives, board members and family members of the officers. At December 31, 2001 and 2000, the Company had notes payable and accrued interest payable to these related parties of $63,000 and $40,000 respectively.


ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

Exhibit
Number                     Description of Exhibit
-------                    ----------------------


 2.1 Contract for acquisition of 25% of Beijing Fei Yun Viking Enterprises Co., Ltd ***
 2.2 Contract for acquisition of additional 71% of Beijing Fei Yun Viking Enterprises Co. Ltd. ***
 3.1 Amended and Restated Articles of Incorporation of Viking Capital Group, Inc. **
 3.2 Amendment to Amended and Restated Articles of Incorporation of Viking Capital Group, Inc.
 3.3      Bylaws of Viking Capital Group, Inc. as amended *
 4.1      Specimen Common Stock Certificate *
 4.2      Specimen Preferred Stock Certificate *
 10.1     1996 Stock Option Plan of the Registrant Filed on Form 14A in 1996 **
 21.1     List of Subsidiaries

     * Incorporated by reference pursuant to Exchange Act Rule 12b-23 to the Registrant's Form 10-SB(File No. 0-22744) effective December 27, 1993.
     ** Incorporated by reference pursuant to Exchange Act Rule 12b-23 to the Registrant's Form 14A (File No. 0-22744) for 1996.
     *** Incorporated by reference pursuant to Exchange Act Rule 12b-23 to the Registrant's Forms 8-K filed on 12/17/01 and 1/11/02 and to their respective amendments filed on 2/12/02.

     b) The following reports were filed on Form 8K during the fourth quarter of 2001 or related to the fourth quarter of 2001, noting the date of filing of financial statements required by such Form 8K.

          Date      Date
          Filed     Financial
                    Statements
                    Filed       Description

          12/17/01  2/12/02     Disclosed acquisition of 25% of Fei Yun Viking
                                Enterprises
          1/11/02   2/12/02     Disclosed acquisition of additional 71% of
                                Fei Yun Viking Enterprises

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 VIKING CAPITAL GROUP, INC.



                                                 By /s/ Matthew W. Fossen
                                                   ------------------------
                                                     Matthew W. Fossen
                                                     President

Dated:   April 15, 2002


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                             Title                       Date




/s/ William J. Fossen
-----------------------------
William J. Fossen                 Chairman of the Board           April 15, 2002
                                  and Chief Executive Officer
                                  (Principal Executive Officer)


/s/ Matthew W. Fossen
-----------------------------
Matthew W. Fossen                 President, Director ,CFO,       April 15, 2002
                                  Secretary, Treasurer


/s/ Mary M. Pohlmeier
-----------------------------
Mary M. Pohlmeier                 Director                        April 15, 2002


/s/ Robin M. Sandifer
-----------------------------
Robin M. Sandifer                 Director                        April 15, 2002

EXHIBIT INDEX



  Exhibit
  Number                     Description of Exhibit
  -------                    ----------------------

     2.1 Contract for acquisition of 25% of Beijing Fei Yun Viking Enterprises Co., Ltd ***
     2.2 Contract for acquisition of additional 71% of Beijing Fei Yun Viking Enterprises Co. Ltd. ***
     3.1 Amended and Restated Articles of Incorporation of Viking Capital Group, Inc. **
     3.2 Amendment to Amended and Restated Articles of Incorporation of Viking Capital Group, Inc.
     3.3  Bylaws of Viking Capital Group, Inc. as amended *
     4.1  Specimen Common Stock Certificate *
     4.2  Specimen Preferred Stock Certificate *
     10.1 1996 Stock Option Plan of the Registrant Filed on Form 14A in 1996 **
     21.1 List of Subsidiaries

      * Incorporated by reference pursuant to Exchange Act Rule 12b-23 to the Registrant's Form 10-SB(File No. 0-22744) effective December 27, 1993.
      ** Incorporated by reference pursuant to Exchange Act Rule 12b-23 to the Registrant's Form 14A (File No. 0-22744) for 1996.
     *** Incorporated by reference pursuant to Exchange Act Rule 12b-23 to the Registrant's Forms 8-K filed on 12/17/01 and 1/11/02 and to their respective amendments filed on 2/12/02.

                     CONSOLIDATED FINANCIAL STATEMENTS AND
               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

                   VIKING CAPITAL GROUP, INC. AND SUBSIDIARIES

                           DECEMBER 31, 2001 AND 2000





                   VIKING CAPITAL GROUP, INC. AND SUBSIDIARIES


                                    CONTENTS




                                                                                                   PAGE

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS...................................................3

FINANCIAL STATEMENTS

     Consolidated Balance Sheets at December 31, 2001 and 2000.......................................4

     Consolidated Statements of Operations for the years ended December 31, 2001 and
        2000 ........................................................................................6

     Consolidated Statement of Stockholders' Equity (Deficit) for the years ended
        December 31, 2001 and 2000 ..................................................................7

     Consolidated Statements of Cash Flows for the years ended December 31, 2001 and
         2000 .......................................................................................8

     Notes to Consolidated Financial Statements......................................................10


               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
               --------------------------------------------------


To the Board of Directors and Stockholders of Viking Capital Group, Inc.

We have audited the accompanying consolidated balance sheets of Viking Capital Group, Inc. and subsidiaries as of December 31, 2001 and 2000 and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Viking Capital Group, Inc. and subsidiaries as of December 31, 2001 and 2000 and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

As described in Note B, the accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. Managements plans addressing going concern are also described in Note B. The Company has experienced recurring losses from operations and has not generated any significant revenue since its inception. Additionally, at December 31, 2001, the Company's current liabilities significantly exceeded its current liquid assets. The Company is dependent upon additional financing in order to execute its long-term business plan, or will need to increase the revenue and related cash flow from operations of its operating subsidiaries. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.





                                                 /s/ KING GRIFFIN & ADAMSON P.C.
                                                     ---------------------------
                                                     KING GRIFFIN & ADAMSON P.C.

Dallas, Texas
March 31, 2002




                   VIKING CAPITAL GROUP, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS


                                     ASSETS

                                                                    December 31,
                                                                 2001          2000
                                                                ---------    ---------
                                                                     (in thousands)

CURRENT ASSETS
   Cash and cash equivalents                                    $   7,191    $      13
   Other receivables                                                  719         --
   Mortgage notes receivable                                       15,797         --
   Notes receivable and accrued interest, net of allowance of
     $191,000 and $131,000 at December 31, 2001 and 2000,
     respectively (including related party amount of $60,000
     and $19,000 at December 31, 2001 and 2000, respectively)          60           81
   Deposit                                                          1,210         --
   Real estate held for sale                                       50,592         --
                                                                ---------    ---------

        Total current assets                                       75,569           94

PROPERTY AND EQUIPMENT
   Building                                                        37,543         --
   Computer equipment                                                 157          157
   Furniture and office equipment                                      43           22
   Vehicles                                                            39         --
   Building improvements                                              640         --
                                                                ---------    ---------

                                                                   38,422          179

   Accumulated depreciation and amortization                         (173)        (151)
                                                                ---------    ---------

             Net property and equipment                            38,249           28

CAPITALIZED SOFTWARE, net of accumulated amortization
   of $361,000 and $152,000 at December 31, 2001 and 2000,
   respectively                                                       413          622

NOTES AND OTHER RECEIVABLES FROM RELATED PARTIES                   12,876         --

INVESTMENTS IN AFFILIATES                                           2,118         --

OTHER ASSETS                                                           44           85
                                                                ---------    ---------

TOTAL ASSETS                                                    $ 129,269    $     829
                                                                =========    =========



The accompanying notes are an integral part of these consolidated financial statements.
                                       F-4



                   VIKING CAPITAL GROUP, INC. AND SUBSIDIARIES

                     CONSOLIDATED BALANCE SHEETS - CONTINUED

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                                             December 31,
                                                                          2001          2000
                                                                         ---------    ---------
                                                                             (in thousands)

CURRENT LIABILITIES
  Current  maturities of long-term  debt  (including  $63,000 and
   $40,000 due to related  parties  at  December 31, 2001 and 2000, respectively,  net of  unamortized debt discount of $48,000 at
   December 31, 2001)                                                    $  19,960    $     277
  Accounts payable                                                          12,454          248
  Accrued officers' salaryand payroll taxes                                  1,658        1,430
  Other payables                                                            12,642         --
  Due to related parties                                                     1,174         --
  Deferred income tax liability                                             13,737         --
  Current income taxes payable                                                 568         --
  Other accrued expenses                                                     8,320           24
                                                                         ---------    ---------

             Total current liabilities                                      70,513        1,979

LONG-TERM DEBT, less current portion                                        25,531         --
                                                                         ---------    ---------

             Total liabilities                                              96,044        1,979

MINORITY INTEREST                                                            8,091         --

COMMITMENTS AND CONTINGENCIES  (Notes B and K)

STOCKHOLDERS' EQUITY (DEFICIT)
  Preferred stock $1.00 par value; 50,000,000 shares authorized:
     Series 2001 Callable Preferred Stock $1.00 par value; 5,000,000 shares authorized, 1,800,000 shares issued and outstanding at
        December 31, 2001 (liquidation preference of $18,000,000)            1,800         --
  Common stock $0.001 par value; 150,000,000 shares authorized,
     64,361,000 and 36,582,000 shares  issued at December 31, 2001
     and 2000, respectively                                                     64           36
  Common stock Class B $0.001 par value; 100,000 shares authorized,
     issued and outstanding                                                   --           --
  Additional paid-in capital                                                36,205        9,514
  Accumulated deficit                                                       (9,894)     (10,659)
                                                                         ---------    ---------
                                                                            28,175       (1,109)
             Less treasury stock; 8,026,000 and 526,000 shares at cost
                 at December 31, 2001 and 2000, respectively                (3,041)         (41)
                                                                         ---------    ---------

             Total stockholders' equity (deficit)                           25,134       (1,150)
                                                                         ---------    ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                     $ 129,269    $     829
                                                                         =========    =========


The accompanying notes are an integral part of these consolidated financial statements.



                   VIKING CAPITAL GROUP, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                        Years Ended December 31,
                                                                          2001        2000
                                                                         --------    --------
                                                             (in thousands, except earnings per share)


REVENUE                                                                  $   --      $     15
COST OF REVENUE                                                              --            13
                                                                         --------    --------

GROSS PROFIT                                                                 --             2

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                                1,753       1,654
                                                                         --------    --------

         Loss from operations                                              (1,753)     (1,652)

OTHER INCOME (EXPENSE)
     Interest income                                                            9          21
     Interest expense (including $7,000 and $3,000 to related parties)       (148)        (31)
     Loss from equity accounted investment                                    (59)       --
     Other                                                                   --            65
                                                                         --------    --------

         Total other income (expense)                                        (198)         55
                                                                         --------    --------

         Loss before provision for income taxes, minority interest
           and extraordinary item                                          (1,951)     (1,597)

         Income tax benefit                                                   542        --
                                                                         --------    --------

         Loss before extraordinary  and minority interest                  (1,409)     (1,597)

EXTRAORDINARY ITEM
     Gain on extinguishment of debt, net of income taxes of
         $2,122,000, net of minority interest portion of $2,135,000         2,174        --
                                                                         --------    --------

NET INCOME (LOSS)                                                        $    765    $ (1,597)
                                                                         ========    ========

EARNINGS PER SHARE:
     Basic
         Net loss per share before extraordinary item                    $  (0.04)   $  (0.05)
         Extraordinary item                                                  0.06        --
                                                                         --------    --------
         Net income (loss) per share                                     $   0.02    $  (0.05)
                                                                         ========    ========

     Diluted
         Net loss per share before extraordinary item                    $  (0.03)   $  (0.05)
         Extraordinary item                                                  0.05        --
                                                                         --------    --------
         Net income (loss) per share                                     $   0.02    $  (0.05)
                                                                         ========    ========

WEIGHTED-AVERAGE NUMBER OF SHARES
     OUTSTANDING - BASIC                                                   39,760      34,072

EFFECT OF DILUTIVE STOCK OPTIONS                                            1,755        --
                                                                         --------    --------

WEIGHTED-AVERAGE NUMBER OF SHARES
     OUTSTANDING - DILUTED                                                 41,515      34,072
                                                                         ========    ========




The accompanying notes are an integral part of these consolidated financial statements.
                                       F-6



                   VIKING CAPITAL GROUP, INC. AND SUBSIDIARIES

            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                     Years ended December 31, 2001 and 2000
                                 (in thousands)



                                                                                                Class B         Additional
                                                 Preferred Stock        Common Stock         Common Stock        Paid-in
                                                 Shares     Amount     Shares     Amount    Shares     Amount    Capital
                                               ---------  ---------  ---------  ---------  --------  ---------  -----------

Balance at December 31, 1999                      --      $  --       32,029    $    32        100   $   --     $  9,197

Issuance of common stock
    For cash                                      --         --        2,639          3       --         --          641
    For notes receivable                          --         --          495       --         --         --           79
    For services                                  --         --        1,316          1       --         --          339
    For other                                     --         --            2       --         --         --         --

Issuance of stock options for services            --         --         --         --         --         --           66

Conversion of notes payable
    and accrued interest                          --         --          101       --         --         --           24

Reclass of note receivable issued
    for stock to capital                          --         --         --         --         --         --         (832)

Net loss                                          --         --         --         --         --         --         --
                                               ---------  ---------  ---------  ---------  --------  ---------  -----------


Balance at December 31, 2000                      --         --       36,582         36        100       --        9,514

Issuance of Common Stock
    For cash                                      --         --        3,203          4       --         --          698
    For services                                  --         --          807          1       --         --          125
    For acquisitions                              --         --       23,300         23       --         --        9,117

Issuance of preferred stock for acquisition      1,800      1,800       --         --         --         --       16,200

Issuance of stock options for services            --         --         --         --         --         --          332

Conversion of notes payable
    and accrued interest                          --         --          470       --         --         --           71

Embedded beneficial conversion feature
    of convertible notes                          --         --         --         --         --         --          148

Net income                                        --         --         --         --         --         --         --
                                               ---------  ---------  ---------  ---------  --------  ---------  -----------

Balance at December 31, 2001                     1,800    $ 1,800     64,362    $    64        100   $   --     $ 36,205
                                               =========  =========  =========  =========  ========  =========  ===========



                                                                         Notes
                                                                         Receivable
                                               Accumulated   Treasury    Issued for
                                                 Deficit      Stock       Stock        Total
                                               ------------  ---------   ---------   ---------

Balance at December 31, 1999                   $ (9,062)     $    (41)   $   (753)   $   (627)

Issuance of common stock
    For cash                                       --            --          --           644
    For notes receivable                           --            --           (79)       --
    For services                                   --            --          --           340
    For other                                      --            --          --          --

Issuance of stock options for services             --            --          --            66

Conversion of notes payable
    and accrued interest                           --            --          --            24

Reclass of note receivable issued
    for stock to capital                           --            --           832        --

Net loss                                         (1,597)         --          --        (1,597)
                                               ------------  ---------   ---------   ---------


Balance at December 31, 2000                    (10,659)          (41)       --        (1,150)

Issuance of Common Stock
    For cash                                       --            --          --           702
    For services                                   --            --          --           126
    For acquisitions                               --          (3,000)       --         6,140

Issuance of preferred stock for acquisition        --            --          --        18,000

Issuance of stock options for services             --            --          --           332

Conversion of notes payable
    and accrued interest                           --            --          --            71

Embedded beneficial conversion feature
    of convertible notes                           --            --          --           148

Net income                                          765          --          --           765
                                               ------------  ---------   ---------   ---------

Balance at December 31, 2001                   $ (9,894)     $ (3,041)   $   --      $ 25,134
                                               ============  =========   =========   =========



The accompanying notes are an integral part of this consolidated financial statement.
                                       F-7



                   VIKING CAPITAL GROUP, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                             (in thousands)


                                                                      Years Ended December 31,
                                                                           2001       2000
                                                                          -------    -------

CASH FLOWS FROM OPERATING ACTIVITIES
     Net income (loss)                                                    $   765    $(1,597)
     Non cash charges included in operations
         Provision for doubtful notes receivable                               60          8
         Depreciation and amortization                                        232        173
         Amortization of deferred financing costs                             100       --
         Common stock issued for services                                     126        340
         Stock options issued for services                                    332         67
         Loss from equity accounted in affiliates                              59       --
         Common stock issued for interest payable                            --            4
         Extraordinary gain from extinguishment of debt                    (2,174)      --
     Changes in assets and liabilities (net of effects of acquisitions)
         (Increase) decrease in receivables                                  --           14
         (Increase) decrease in accrued interest receivable                  --           47
          (Increase) decrease in other assets                                  32          5
         Increase (decrease) in accounts payable                             (170)      (115)
Increase (decrease) in accrued officers' salary and
            payroll taxes                                                     264        402
         Increase (decrease) in other accrued expenses                     (2,269)         9
         Increase (decrease) in deferred income tax liability               1,580       --
         Increase (decrease) in other payables                                450       --
                                                                          -------    -------

Net cash used for operating activities                                       (613)      (643)

CASH FLOWS FROM INVESTING ACTIVITIES
     Loans made                                                              --          (60)
     Loans made to shareholders                                              (107)      --
     Loans made to related parties                                           --          (19)
     Loan repayments                                                         --           20
     Loan repayments-related parties                                           68       --
     Net repayments on amounts due from related parties                       567       --
     Cash received in connection with acquisition                           8,062       --
                                                                          -------    -------

Net cash provided by (used for) investing activities                        8,590        (59)



                                 - Continued -


The accompanying notes are an integral part of these consolidated financial statements.



                   VIKING CAPITAL GROUP, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
                                                             (in thousands)


                                                                        Years Ended December 31,
                                                                           2001       2000
                                                                          --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from notes payable                                          $  5,552    $    119
     Proceeds from notes payable - related parties                              24          75
     Net advances to related parties                                        (7,036)       --
     Repayments of notes payable                                               (27)        (62)
     Repayments of notes payable - related parties                              (1)        (46)
     Repayments of capital lease obligations                                   (13)        (22)
     Proceeds from sale of common stock                                        702         643
                                                                          --------    --------

Net cash (used in) provided by financing activities                           (799)        707
                                                                          --------    --------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                    7,178           5

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                  13           8
                                                                          --------    --------

CASH AND CASH EQUIVALENTS AT END OF YEAR                                  $  7,191    $     13
                                                                          ========    ========

SUPPLEMENTAL DISCLOSURES

     Cash flow information:

         Interest paid                                                    $     18    $     14
         Interest paid - related party                                        --             2
         Income taxes paid                                                    --          --

     Non-cash financing activities:

         Preferred stock issued for:
             Acquisitions                                                   18,000        --

         Common stock issued for:
             Acquisitions                                                    6,140        --
             Repayment of notes payable                                         71          20
             Notes receivable                                                 --            79

         Note payable issued for:
             Payment of interest                                                 8        --

         Settlement of note payable through reduction
             of related note receivable                                         10        --

         Beneficial conversion feature of convertible
             notes payable                                                     148        --




The accompanying notes are an integral part of these consolidated financial statements.
                                       F-9

                   VIKING CAPITAL GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2001 and 2000


NOTE A - BACKGROUND AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

History
-------

Viking Capital Group, Inc. ("Viking") was incorporated November 12, 1986, as a Utah business corporation under the name of Silver Harvest, Inc. to transact any business authorized under the general corporation law of Utah. On February 21, 1990 the Company amended its Articles of Incorporation to change its name to Viking Capital Group, Inc. with all the same provisions of the original articles to remain in full force.

Pursuant to a Stock Purchase Agreement dated August 1, 2001, Viking acquired 25% of the ownership of Beijing Fei Yun Viking Enterprises Company, Ltd. ("Fei
Yun"), with its principal place of business located in Beijing, China. Twenty-five percent of this newly formed entity was acquired for common shares of Viking. A total of 7,500,000 common shares were issued directly to Fei Yun and the remaining 14,000,000 common shares were issued to the owners of the assets that were transferred into Fei Yun in conjunction with Viking's purchase. The agreement to acquire 25% of Fei Yun was entered into on August 1, 2001 and was effective on December 3, 2001, after receiving all necessary significant approvals from the Chinese authorities. For the period from December 3, 2001 to December 27, 2001, Viking accounted for its investment in Fei Yun under the equity method. On December 27, 2001, Viking purchased an additional 71% of Fei Yun with the issuance of 1,800,000 shares of Viking's preferred stock. After the acquisition of the additional 71% interest, Viking began accounting for its investment in Fei Yun under the consolidation method. The total value of the common and preferred stock issued for the acquisition of 96% of Fei Yun totaled $23,600,000. The common stock issued directly to Fei Yun is reflected as treasury stock in the accompanying consolidated financial statements.

Fei Yun owns five principal assets. Specifically, Fei Yun owns 60% of Beijing Golden Horse Great Wall Estate Construction Company, Ltd. ("Golden Horse"), 40% of Lianyugang East Sea Highway Development and Management Company, Ltd.
("Highway"), 100% of Beijing Fei Yun Viking Chemical Trading Company, Ltd. ("Chemical") which acquired certain assets and liabilities acquired from Beijing Fei Yun Chemical Trading Company, Ltd., and two notes receivable effectively collateralized by the underlying equity of two operating companies. Golden Horse is a Sino-foreign joint venture company established on December 25, 1992. Golden Horse is the sole developer and owner of Sunshine Plaza which was developed in the Chaoyang area in Beijing China. Sunshine Plaza is a facility which includes approximately 425,000 square feet of retail space, 97,000 square feet of office space, and 980,000 square feet of condominium space. Construction of Sunshine Plaza was completed in 1999. At December 31, 2001, Golden Horse is owned 60% by Fei Yun, 20% by Golden Horse International Investment Company and 20% by Beijing Municipal Construction Engineering Corporation. Highway is engaged in the construction of a highway in the Jiangsu Province of the People's Republic of China. At December 31, 2001, Highway was 40% owned by Fei Yun, 20% by East Sea County Transportation Bureau, a government related entity ("East Sea"), 24% by Mr. Zhou Haiping (a director of Fei Yun), and 16% by Mr. Wang Jun. The highway is owned by East Sea County Transportation Bureau, and the operating rights, along with the highway tolls, are owned by the Company for an operating period of approximately 15 years. The construction of the highway is expected to be completed in 2002. The Company will begin generating revenues and amortizing the cost of the project after completing the construction of the highway. Chemical is engaged in the trading and transportation of chemical products in the People's Republic of China. Chemical is currently not generating any revenue.

Additionally, pursuant to a stock purchase agreement dated September 3, 2001, which became effective November 29, 2001, after receiving all necessary significant approvals from the Chinese authorities, Viking acquired 25% of Wuxi Viking Garmets Co., Ltd ("Wuxi"), with its principal place of business located in Wuxi, China. This entity was acquired for 1,800,000 common shares of Viking. The total value of the common stock issued for the acquisition was $540,000. Viking accounts for its investment in Wuxi using the equity method of accounting.

Viking and its subsidiaries are collectively referred to as the "Company."

                   VIKING CAPITAL GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2001 and 2000



NOTE A - BACKGROUND AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Basis of Presentation
---------------------

The accompanying consolidated financial statements of Viking have been prepared in accordance with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements include the assets, liabilities and operating activities of the Company's wholly-owned and majority owned subsidiaries. All material inter-company transactions with its consolidated subsidiaries and equity accounted affiliates are eliminated on consolidation, pursuant to the applicable accounting principles for consolidation and the equity method of accounting.

Cash and Cash Equivalents
-------------------------

The Company considers all highly liquid debt instruments purchased with original maturities of three months or less to be cash equivalents.

Property and Equipment
----------------------

Property and equipment are stated at cost. Equipment under capital leases is stated at the present value of minimum lease payments at the inception of the lease. The Company provides for depreciation of its office furniture and equipment and vehicles using the straight line method over the estimated useful life of the depreciable assets ranging from five to seven years. Buildings and improvements are depreciated over 20 years. Computer equipment held under capital leases is amortized straight line over the shorter of the lease term or the estimated useful life of the asset ranging from three to five years. Amortization of assets held under capital leases is included with depreciation expense. Maintenance and repairs are expensed as incurred. Replacements and betterments are capitalized.

The gross amount of the assets held under capital leases amounted to $107,631 at December 31, 2001 and 2000. The accumulated amortization of the assets held under capital leases totaled $107,631 and $97,634 at December 31, 2001 and December 31, 2000, respectively.

Impairment of Long-Lived Assets
-------------------------------

The Company accounts for the impairment and disposition of long-lived assets in accordance with Statement of Financial Accounting Standards, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of" ("SFAS No. 121"). In accordance with SFAS No. 121, long-lived assets are reviewed when events or changes in circumstances indicate that their carrying value may not be recoverable. If conditions indicate that an asset might be impaired, the Company estimates the future cash flows expected to result from the use of the asset and its eventual disposition. The impairment would be measured by the amount by which the carrying value of the asset exceeds its fair value typically represented by the future undiscounted cash flow associated with the asset.

Real Estate Held for Sale
-------------------------

Real estate held for sale consists of condominium units, office units, and parking garage spaces. Real estate held for sale is reported in the balance sheet at the lower of cost or fair value less costs to sell. Real estate held for sale is assessed for impairment when management believes that events or changes in circumstances indicate that its carrying amount may not be recoverable. Based on this assessment, property that is considered impaired is written down to its fair value. Impairment losses are expensed as recognized.

                   VIKING CAPITAL GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2001 and 2000

NOTE A - BACKGROUND AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Selling costs to obtain regulatory approvals are capitalized and recognized as units are sold. Direct selling costs that relate to units that are sold and accounted for under a method other than the full accrual method are deferred and recognized as the related gain is recognized. Other selling costs are charged to expense when incurred.

Allowance for Loan Losses
-------------------------

Specific valuation allowances are provided for loans receivable when it becomes probable that all of the principal and interest payments will not be received as scheduled in the loan agreement (excluding insignificant delays or payment shortfalls). In addition to specific allowances, a general allowance may be provided for future losses based on an evaluation of the loan portfolio and prevailing market conditions. Additions to the allowance are expensed as recognized.

Revenue Recognition
-------------------

CHEMICAL SALES - The Company is currently not generating revenues from the sale of chemical products. Future sales of chemical products will be recorded after the products have been delivered and accepted by the customer.

SALES OF REAL ESTATE AND INTEREST INCOME - Sales of real estate generally are accounted for under the full accrual method. Under this method, gain is not recognized until the collectibility of the sales price is reasonably assured and the earnings process is virtually complete. The sales earning process is generally considered complete upon receiving a significant deposit (defined as at least 15% of total sales price). For most sales contracts, significant deposits are received and the total sales amount is normally collected within one year. Due to the short-term nature of these sales contracts, interest income is not charged on the outstanding loan balance. When a sale does not meet the requirements for income recognition, gain is deferred until those requirements are met.

RENTAL REVENUE - Rent is reported as income over the lease term as it becomes receivable according to the provisions of the lease. However, if the rentals vary from the straight-line basis, the income is recognized on a straight-line basis unless another systematic and rational basis is more representative of the time pattern in which the use benefit from the leased property is diminished, in which case that basis shall be used.

Income Taxes
------------

Taxation is accounted for based on United States and Chinese rates of tax, respectively. Deferred income taxes are determined using the asset and liability method, under which deferred tax assets and liabilities are calculated based on differences between financial accounting and tax bases of assets and liabilities. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense or benefit is the payable or refund for the period plus or minus the change during the period in deferred tax assets and liabilities.

                   VIKING CAPITAL GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2001 and 2000


NOTE A - BACKGROUND AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Net Income (Loss) per Common Share
----------------------------------

Net income (loss) per common share is computed by dividing the net income (loss) during the year by the weighted average number of shares of common stock outstanding for the year. Diluted income (loss) per share includes the effect of all dilutive options and warrants and instruments convertible into common stock. The total number of stock options and warrants excluded from the diluted computation at December 31, 2001 and 2000 (because they are anti-dilutive) was 17,568,683 and 18,499,842, respectively.

Software Development
--------------------

Software development costs have been capitalized in accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed" ("SFAS 86"). In accordance with SFAS 86, capitalization of software development costs begins upon the establishment of technological feasibility and ends when a product is available for general release to customers. During 2001 and 2000 the Company amortized $209,012 and $143,448 of software costs, respectively, using an estimated useful life of three years. Beginning in the fourth quarter of 2001, the Company was no longer amortizing this software as the product is currently not in use.

Investment in Affiliates Accounted for Under the Equity Method
--------------------------------------------------------------

Investments in significant 20 to 50 percent owned affiliates are accounted for by the equity method of accounting, whereby the investment is carried at original cost, plus or minus Viking's equity in undistributed earnings or losses since acquisition.

Foreign Currency Translation
----------------------------

Fei Yun's operations are conducted in the People's Republic of China. Fei Yun's local currency is the functional currency (primary currency in which business is conducted). As Fei Yun's functional currency has been stable in relation to the
U. S. dollar for the period since the acquisition through December 31, 2001, there is no adjustment resulting from translating the foreign functional currency assets and liabilities into U. S. dollars.

Stock Based Compensation
------------------------

The Company accounts for stock-based employee compensation arrangements in accordance with provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and complies with the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." Under APB Opinion No. 25, compensation expense for employees is based on the excess, if any, on the date of grant, between the fair value of the Company's stock over the exercise price.

The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force ("EITF") Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services." All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. The measurement date of the fair value of the equity instrument issued is the earlier of the date on which the counterparty's performance is complete or the date on which it is probable that performance will occur.

                   VIKING CAPITAL GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2001 and 2000


NOTE A - BACKGROUND AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Use of Estimates and Assumptions
--------------------------------

Management uses estimates and assumptions in preparing financial statements in accordance with accounting principles generally accepted in the United States of America. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses. Actual results could vary from the estimates that were used.

Recent Accounting Pronouncements
--------------------------------

In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 144 supercedes SFAS 121, "Accounting for Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121") and the accounting and reporting provisions of the Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS 144 establishes a single accounting model, based on the framework established by SFAS 121, for long-lived assets to be disposed of by sale and resolved significant implementation issues related to SFAS 121. SFAS 144 retains the requirements of SFAS 121 to recognize an impairment loss only if the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flows and measure an impairment loss as the difference between the carrying amount and the fair value of the asset. SFAS 144 excludes goodwill from its scope, describes a probability-weighted cash flow estimation approach, and establishes a "primary-asset" approach to determine the cash flow estimation period for groups of assets and liabilities. SFAS 144 is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with early application encouraged. The Company believes the adoption of SFAS 144 will not have a material impact on its financial position or results of operations.

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141 "Business Combinations" which requires the purchase method of accounting for business combination transactions initiated after June 30, 2001.

In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). Under the new rules, goodwill and intangible assets that are deemed to have indefinite lives are no longer amortized but are reviewed annually for impairment. The provisions of SFAS 142 are required for fiscal years beginning after December 15, 2001, although earlier adoption is permitted for companies with fiscal years beginning after March 31, 2001, provided that no interim financial statements have been issued. The Company adopted the new standard effective August 1, 2001, however, SFAS 142 had no effect on the Company's financial statements.

Reclassifications
-----------------

Certain prior year amounts have been reclassified to conform with current year presentation.

                  VIKING CAPITAL GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2001 and 2000


NOTE B - GOING CONCERN UNCERTAINTY

The consolidated financial statements have been prepared on the assumption that the Company will continue as a going concern. The Company has experienced recurring losses from operations and has not generated any significant revenue since its inception. Additionally at December 31, 2001 the Company's current liabilities significantly exceeded its current liquid assets. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

As further described in Note C, in December 2001 the Company completed the acquisition of Fei Yun, an entity based in Beijing, China. The Company expects to generate cash flows from operations from its Chinese subsidiaries but has verbally agreed not to withdraw funds up to the Parent during its first year of control. The Company also plans to reduce current debt levels and related interest expense through negotiations with debt holders although the likelihood of success of the negotiations can not be predicted at this time. In the meantime, the Company will continue to incur expenses relating to corporate overhead and activities in connection with managing the Company's investments and considering additional opportunities. The Company has been and continues to be dependent upon outside financing in the form of debt and equity to perform its business development activities and cover current overhead expenses. Although the Company has been successful raising capital in the past, if the Company is unable to raise capital, it may be required to sell assets or reduce the level of its operations. Such actions could have a material adverse effect on the Company's business and operations.

The Company also intends to obtain additional funds in order to complete additional acquisitions in China and to develop its financial services business in the United States of America. This capital may come from additional debt or equity issuances. The Company currently has no firm commitments in place to provide additional financing. There can be no degree of assurance given that the Company will be successful in completing additional financing transactions.

The consolidated financial statements do not include any adjustments to reflect the possible effects on the recoverability and classification of assets or classification of liabilities which may result from the inability of the Company to continue as a going concern.


NOTE C - ACQUISITIONS

During November 2001, the Company acquired a 25% ownership interest in Wuxi Viking Enterprises Co. Ltd. ("Wuxi"), a Chinese corporation, for 1,800,000 shares of Viking's common stock recorded at $540,000 based on the market value of Viking's common stock at the date of acquisition. This acquisition was accounted for under the equity method of accounting, and accordingly, Viking's portion of the net income of the acquired entity is included in operations of the Company from the acquisition date.

On August 1, 2001, Viking acquired a 25% interest in Fei Yun, a Chinese company. The transaction was effective on December 3, 2001, after receiving all necessary significant approvals from the Chinese authorities. On December 27, 2001 Viking purchased an additional 71% of Fei Yun, increasing its ownership percentage to 96%. For the period from December 3, 2001 to December 27, 2001, the Company accounted for its investment in Fei Yun Viking under the equity method. After the acquisition of the additional 71%, the Company began accounting for its investment in Fei Yun under the consolidation method. The December 27, 2001 acquisition was accounted for under the purchase method of accounting, and accordingly, the results of operations of the acquired entities are included in the consolidated operations of the Company from the acquisition date.



                  VIKING CAPITAL GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2001 and 2000


NOTE C - ACQUISITIONS (Continued)

As consideration  for the Fei Yun  transactions,  the Company issued  21,500,000 shares  (including  7,500,000 shares issued directly to Fei Yun) of common stock and 1,800,000 shares of Series 2001 callable preferred stock with a par value of
$1  and  face  value  of  $10.00.  The  total  amount  of the  consideration  of
$23,600,000 is based on the market value of the 14,000,000  common shares (using an average trading price 2 days before and after the acquisition were announced)
and the $18,000,000 of preferred stock.

A summary of the fair value of underlying assets acquired and liabilities assumed is as follows (in thousands):

                                         Golden                                       Notes
                                          Horse       Chemical     Highway          Receivable           Total
                                        ---------     --------    --------          ----------         --------


Cash                                    $   8,062    $      -     $       -        $          -        $  8,062
Mortgage and notes receivable              15,797           -             -              11,165          26,962
Property and equipment                     38,244           -             -                   -          38,244
Real estate held for sale                  50,592           -             -                   -          50,592
Other                                       2,748       1,459             -                   -           4,207
Investment in affiliates                        -           -         1,578                   -           1,578
Other payables                            (41,005)         (7)            -                   -         (41,012)
Accounts payable                          (12,377)          -             -                   -         (12,377)
Accrued expenses                           (6,966)          -             -                   -          (6,966)
Debt                                      (39,792)          -             -                   -         (39,792)
Minority interest                          (5,840)        (58)          -                     -          (5,898)
                                        ---------    --------     ---------        ------------        --------

    Net assets                          $   9,463    $  1,394     $   1,578        $     11,165        $ 23,600
                                        =========    ========     =========        ============        ========



Unaudited pro-forma financial information for the years ended December 31, 2001 and 2000, as though the acquisitions had occurred on January 1, 2000 is as follows (in thousands):

                                                                                   2001               2000
                                                                              -------------      ---------


     Revenues                                                                 $       9,571      $       1,507
                                                                              =============      =============
     Net income (loss)                                                        $       1,594      $        (932)
                                                                              =============      =============

     Net income (loss) per share:
       Basic                                                                  $         .04      $         (.03)
                                                                              =============      ==============
       Diluted                                                                $         .04      $         (.03)
                                                                              =============      ==============

The table above includes $150,000 and $55,000 of pro forma net income for the years ended December 31, 2001 and 2000, respectively, related to the acquisition of Wuxi.


NOTE D - MINORITY INTEREST

Minority interest of $8,091,000 at December 31, 2001 represents the cumulative minority interests in Viking's ownership in Fei Yun and Fei Yun's minority portion of its less than 100% owned subsidiaries.



                  VIKING CAPITAL GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2001 and 2000


NOTE E - INVESTMENT IN AFFILIATES ACCOUNTED FOR UNDER THE EQUITY METHOD

During November 2001, the Company acquired a 25% ownership interest in Wuxi, a Chinese corporation, which is accounted for under the equity method of accounting. This equity accounted affiliate is engaged in operating garment factories in China. The Company's equity accounted income (loss) of Wuxi is not significant from its acquisition date through December 31, 2001.

Through its acquisition of Fei Yun in December 2001, the Company acquired a 38% effective ownership interest in Highway, which is accounted for under the equity method. This equity accounted affiliate is engaged in the construction of a highway in the Jiangsu Province of the People's Republic of China. There has been no significant operating activity from the date of acquisition through December 31, 2001.


NOTE F - MORTGAGE NOTES RECEIVABLE

The mortgage notes receivable result from the sale of apartments, parking spaces and office spaces. These mortgage notes receivable do not have specified interest rates or repayment dates; however, they are normally collected within one year, and thus due to their short-term nature, interest income is not charged on the outstanding note balance.

Mortgage notes receivable consist of the following at December 31, (in thousands):

                                                                                December 31,       December 31,

                                                                                    2001               2000
                                                                               --------------    ---------------


     Apartment units                                                           $       15,797    $             -
     Parking spaces                                                                         -                  -
     Office units                                                                           -                  -
                                                                               --------------     --------------

     Total mortgage notes receivable                                           $       15,797     $            -
                                                                               ==============     ==============


NOTE G - REAL ESTATE HELD FOR SALE

At December 31, 2001 and 2000, real estate held for sale consists of the following (in thousands):

                                                                                December 31,       December 31,
                                                                                    2001               2000
                                                                               --------------    ---------------

     Apartment units                                                           $       31,178    $             -
     Office units                                                                       4,572                  -
     Parking garage spaces                                                             14,842                  -
                                                                               --------------     --------------

     Total                                                                     $       50,592     $            -
                                                                               ==============     ==============




                  VIKING CAPITAL GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2001 and 2000




NOTE H - NOTES PAYABLE

The following is a summary of long-term debt at December 31, 2001 (in thousands):

                                                                                    2001               2000
                                                                               -------------      --------------

 Notepayable to Bank of China,  interest  payable  quarterly at 5.94%; 5% of the principal due on October 31, 2002 with the remaining amount due on December
     31, 2004,
     secured by a portion of the building                                      $      26,983      $           -

 Notepayable to Industrial and  Commercial  Bank of China,  bearing  interest at prime  (7.56% at December  31,  2001),  with an extended  maturity  date of
     September 30, 2000, currently
     due on demand, secured by a portion of the building                              18,192                  -

 Convertible  notes  payable  to  various  investors  (including  $63 and $40 to related parties),  bearing interest from 10% to 14% due annually,  maturing in 2002 or on demand,  secured by assets of Viking (net of unamortized debt discount of $48
     at December 31, 2001)                                                               316                277
                                                                               -------------      --------------

                                                                                      45,491                277

 Less current maturities of long-term debt                                            19,960                277
                                                                               -------------      -------------

 Long-term debt                                                                $      25,531      $           -
                                                                               =============      =============

The following are maturities of long-term debt for each of the next five years ended December 31, (in thousands):

                  2002                                                         $      19,960
                  2003                                                                     -
                  2004                                                                25,531
                                                                               -------------

                                                                               $      45,491
                                                                               =============

During the year ended December 31, 2001 the Company entered into new convertible notes or renewed existing convertible existing notes totaling $496,221. All outstanding convertible notes at December 31, 2001 mature in 2002 or on demand, bear interest ranging from 10% to 14% and are secured by the assets of Viking, except for a $100,000 note which is secured by 200,000 free trading shares owned by directors and shareholders of the Company. Interest payments on these notes are due annually. During 2001 and 2000, notes payable totaling $68,927 and $20,199, respectively, and related accrued interest of $2,043 and $3,618 were converted to 469,909 and 100,514 common shares, respectively. At December 31, 2001, the Company had $316,000 (net of discount) of convertible notes outstanding that have the option to convert into common shares at a rate ranging from $0.14 - $0.25 per share. If converted, $152,696 of these notes carry an additional option to purchase the same number of common shares which the holder was originally entitled to receive if the notes were converted to equity, with exercise prices ranging from $0.25 - $0.50 per share. An additional $135,000 of notes carry an option to purchase one-half of the number of common shares which the holder was originally entitled to receive if the notes were converted to equity, with exercise prices ranging from $0.25 - $0.50 per share. All options, if the notes are converted, are exercisable for a period of one year from conversion. The Company records a charge for the fair value of beneficial conversion features as the notes are originated. During 2001 the Company recorded $106,970 related to the beneficial conversion feature for new notes issued.
                                      F-18



                  VIKING CAPITAL GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2001 and 2000


NOTE H - NOTES PAYABLE (Continued)

The Company computes the fair value of these options at the date that note is originated using the Black-Sholes option pricing model. During 2001, the following assumptions were used in calculating the value of stock options included in newly originated notes: applicable risk free interest rate based on the current treasury-bill interest rate at the issuance date of 4.7%; dividend yields of 0%; volatility factors of the expected market price of the Company's common stock of 125%; and an expected life of the options of one year. The
Company records and amortizes this portion of the debt discount if and when the options are issued (upon conversion of the note). Total amortization expense of debt discount related to these options recorded in 2001 totaled $5,518.


NOTE I - OTHER PAYABLES

At December 31, 2001 and 2000, other payables consist of the following (in thousands):

                                                                                   2001               2000
                                                                              -------------      -------------


     Refunds due resulting from incompleted sales contracts                   $       7,694      $           -
     Deposits                                                                         3,387                  -
     Other                                                                            1,561                  -
                                                                              --------------     -------------

                                                                              $      12,642      $           -
                                                                              =============      =============


NOTE J - INCOME TAXES

The Company's subsidiary entity, Fei Yun is not subject to any income taxes in the United States, but is subject to income taxes within the People's Republic of China generally at 33%. The $542,000 benefit recorded in 2001 is federal deferred income taxes.

Deferred tax assets and liabilities at December 31, 2001 and 2000 are as follows
(in thousands):

     UNITED STATES TAXES:

                                                                                  2001                2000
                                                                             -------------      -------------

         Current deferred tax asset                                          $         605      $         495
         Valuation allowance for current deferred tax asset                           (605)              (495)
                                                                             -------------      -------------

         Net current deferred tax asset                                      $           -      $           -
                                                                             =============      =============

         Non-current deferred tax asset                                      $       3,510      $       3,160
         Non-current deferred tax liability                                           (135)                 -
                                                                             -------------      -------------

         Net non-current deferred tax asset                                          3,375                  -
         Valuation allowance for non-current deferred tax asset                     (3,375)            (3,160)
                                                                             -------------      --------------

         Net non-current deferred tax asset                                  $           -      $           -
                                                                             =============      =============




                  VIKING CAPITAL GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2001 and 2000


NOTE J - INCOME TAXES (Continued)

     CHINESE TAXES:
                                                                                    2001               2000
                                                                             -------------      -------------


         Current deferred tax asset                                          $         808      $           -
         Current deferred tax liability                                            (14,545)                 -
                                                                             -------------      -------------

         Net current deferred tax liability                                  $     (13,737)     $           -
                                                                             =============      =============


Differences between the statutory federal income tax rate and the effective rate for the years ended December 31, 2001 and 2000 (excluding extraordinary item) are as follows:


                                                                               2001            2000
                                                                           ---------         --------

         Income tax benefit at statutory rate                                  34.00%          34.00%
         Income attributable to foreign subsidiaries                           27.8               -
         Change in valuation allowance                                        (16.7)           (23.6)
         Permanent differences primarily stock based
             compensation differences                                          (6.33)             -
         Change in prior year estimate                                         (9.9)            (7.3)
         Other                                                                 (1.07)           (3.1)
                                                                           ---------         -------

             Effective income tax rate                                         27.80%           0.00%
                                                                           =========         =======


United States Taxes
-------------------

The non-current deferred tax asset results from the tax benefit of the net operating losses and software development costs which are capitalized for financial reporting purposes and amortized over their estimated useful life and deducted for federal income tax reporting purposes. The current deferred tax asset includes the accrual of officers' salary for financial reporting purposes not deducted for federal income tax reporting purposes until paid and the allowance for doubtful accounts, which is not deducted for federal income tax reporting purposes.

Chinese Taxes
-------------

The deferred tax assets and liabilities relate to differences in timing of revenue and expense items for financial reporting and tax reporting purposes.

                  VIKING CAPITAL GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2001 and 2000


NOTE J - INCOME TAXES (Continued)

The Company has operating loss carryforwards available in the United States totaling approximately $10,313,000, subject to limitations under Section 382 of the Internal Revenue Code, that are available to offset its future income tax liability. The net operating loss carryforwards expire as follows (in thousands):

                      Year 2004                            $         21
                      Year 2005                                       -
                      Year 2006                                     168
                      Year 2007                                     206
                      Year 2008                                     450
                      Year 2009                                     504
                      Year 2010                                   1,443
                      Year 2011                                     977
                      Year 2012                                   1,572
                      Year 2013                                   1,273
                      Year 2014                                   1,637
                      Year 2015                                   1,042
                      Year 2021                                   1,020
                                                           ------------

                                                           $     10,313
                                                           ============

As further described in Note B, realization of the benefit of these net operating loss carryforwards and other deferred tax assets appear uncertain. Accordingly, a valuation allowance of $3,980,000 has been recorded at December 31, 2001. The valuation allowance increased by $325,000 and $732,000 during the years ended December 31, 2001 and 2000, respectively.


NOTE K - COMMITMENTS AND CONTINGENCIES

Leases
------

During 1996, the Company entered into operating lease agreements for office space and certain computer equipment. The office lease expires in 2002. Total rental expense was $141,573 and $180,058 in 2001 and 2000, respectively, offset by $119,172 and $142,509 of rental income in 2001 and 2000, respectively, received under a sub-lease of part of the office space. Future minimum lease payments under non-cancelable operating leases at December 31, 2001 are as follows (in thousands):

                                                                   Operating
                                                                     Leases
                                                                  ----------

                   2002                                           $      258

              Less lease income from sub-lease                          (141)
                                                                  ----------

                                                                  $      117

                  VIKING CAPITAL GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2001 and 2000


NOTE K - COMMITMENTS AND CONTINGENCIES (Continued)

Other
-----

Conducting business in China is highly dependent upon relationships, the political atmosphere and political agendas. If relationships that the Company presently has should suffer for any reason, results of operations and the financial condition of the Company could be materially and adversely affected. Changing perceptions of China in the general public or in politics may also materially and adversely affect the Company's growth, and continued operations.

In connection with its foreign acquisition, Viking purchased 60% of Golden Horse. The individuals who Viking bought this entity from (now directors of Fei
Yun), previously acquired this entity with a note payable. As of December 31, 2001, a significant amount of this note payable remains unpaid. In addition, at December 31, 2001, certain amounts due under this note payable are past due. The notes are not directly collateralized by the interest that Viking acquired but the original seller may have civil remedies under Chinese law if the notes are not paid.


NOTE L - RENTAL PROPERTY

The property (all retail space) is leased under cancelable and non-cancelable arrangements. Future minimum lease payments to be received under existing non-cancelable operating leases at December 31, 2001 are as follows (in thousands):

    2002                                  $   1,911
    2003                                      1,715
    2004                                      1,694
    2005                                      1,672
    2006                                      1,641
    Thereafter                               18,201
                                          ---------

    Total                                 $  26,834
                                          =========


The schedule above excludes rental income on one tenant for which rents are based on revenues generated by the tenant estimated at $526,000 per year terminating in 2001.


NOTE M - COMMON STOCK

In 1995, the Company amended its Articles of Incorporation to authorize the issuance of 100,000 shares of Class B Common Stock with a par value of $.001. All 100,000 shares were issued in 1995 to an officer of Viking for services provided. The Class B shares hold the right to elect a majority of Viking's Board of Directors, effectively functioning as an "anti-takeover" provision against any unwelcome acquisition or merger attempts for or with Viking.



                  VIKING CAPITAL GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2001 and 2000


NOTE N - PREFERRED STOCK

As of December 20, 2001 the Company created a new series 2001 Callable Preferred
Stock (callable at any time by the Company), with a par value of $1 and 5,000,000 authorized shares. This Callable preferred stock has 0% dividend rate and is convertible into common stock at a $5 per share of common stock with a $10 liquidation preference per share. Total authorized preferred stock at December 31, 2001 is 50,000,000 shares. The Board of Directors has the discretion to attach any dividend rate and/or conversion privilege at the time of issuance of a new series.


NOTE O - STOCK OPTIONS

Effective July 1996, the Board of Directors approved a qualified employee stock option plan for the Company (the "Plan"). Under the Plan, the Company may grant options for up to five million shares of common stock. The exercise price of each option may not be less than the fair market value of common stock at the date of grant, without approval of the Board of Directors. Options are exercisable according to the terms set out in the option agreement, not to exceed ten years. At December 31, 2001 and 2000, there were a total of 1,215,000 and 1,269,000 options outstanding under the Plan, respectively.

In addition, the Company has issued stock options outside of the Plan to employees, directors and others as compensation for services provided to the Company as well as options which are non-compensatory in nature. During 2001, the Company issued 1,106,000 options as compensation to service providers
(excluding employees) as compensation for consulting and other services provided during 2001. The options issued to services providers vest in 2001. In connection with options issued to service providers (excluding employees), the Company has recorded $331,702 and $66,539 of professional service costs in 2001 and 2000, respectively, calculated using the Black-Scholes model.

At December 31, 2001 and 2000, there were a total of 19,323,496 and 18,499,842 options (including compensatory and non-compensatory) outstanding, respectively.
All options granted by the Company related to restricted stock under rules promulgated by the Securities and Exchange Commission.

A summary of changes in the Company's compensatory options follows:

                                       Employee Stock Plan         Other Compensatory            Combined Total
                                       -------------------         ------------------            --------------
                                                   Weighted                      Weighted
                                                    Average                       Average
                                                   Exercise                       Exercise
                                    Options          Price        Options          Price              Options
                                -----------        --------      ---------       ---------            -------

Outstanding at 12/31/99           1,919,000               -      9,003,424              -          10,922,424
Granted                                   -               -      6,618,000       $   0.42           6,618,000
Exercised                                 -               -              -              -                   -
Forfeited                          (650,000)       $    1.00      (855,000)      $   1.01          (1,505,000)
                                ------------                    ----------                        -----------
Outstanding at 12/31/00           1,269,000        $    1.00    14,766,424       $   0.65          16,035,424
Granted                                   -               -      1,906,000       $   0.30           1,906,000
Exercised                                 -               -              -              -                   -
Forfeited                           (54,000)       $    1.00    (1,245,011)      $   0.84          (1,299,011)
                                -----------                    -----------                        -----------

Outstanding at 12/31/01           1,215,000                     15,427,413                         16,642,413
                                ===========                    ===========                        ===========



                   VIKING CAPITAL GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2001 and 2000


NOTE O - STOCK OPTIONS (Continued)

The fair value of all compensatory options issued during 2001 and 2000 was and $276,839 and $562,878, respectively. The following table summarizes information about options outstanding at December 31, 2001 under the Employee Stock Plan:

                             Options Outstanding                                         Options Exercisable
                             -------------------                                         -------------------
                                           Weighted Avg.
   Range of             Number               Remaining           Weighted Avg.       Number         Weighted Avg.
Exercise Prices       Outstanding        Contractual Life       Exercise Price     Exercisable    Exercisable Price
---------------       -----------        ----------------       --------------     -----------    -----------------

     $1.00             1,215,000            1.4 years               $1.00             745,000         $1.00


The following table summarizes information about other compensatory stock options outstanding at December 31, 2001:

                             Options Outstanding                                        Options Exercisable
                                           Weighted Avg.
   Range of             Number               Remaining           Weighted Avg.       Number         Weighted Avg.
Exercise Prices       Outstanding        Contractual Life       Exercise Price     Exercisable    Exercisable Price
---------------       -----------        ----------------       --------------     -----------    -----------------

   $0.25-$1.00        15,427,413            3.3 years               $0.59           15,397,060        $0.59


A summary of changes in the Company's non-compensatory options follows:

                                                   Non-Compensatory          Weighted Average
                                                        Options               Exercise Price
                                                   ----------------          -----------------
Outstanding at 12/31/99                               2,003,402                 $ 0.43

Granted                                               1,621,660                   0.42
Exercised                                              (100,000)                  0.20
Forfeited                                            (1,060,644)                  0.40
                                                    -----------
Outstanding at 12/31/00                               2,464,418                   0.46

Granted                                               1,955,825                   0.37
Exercised                                                     -
Forfeited                                            (1,739,160)                  0.46
                                                    -----------

Outstanding at 12/31/01                               2,681,083                 $ 0.27
                                                    ===========


The Company applies APB Opinion No. 25 in accounting for its compensatory options to employees. The options granted in 2001 and 2000 have exercise prices which, generally, approximate fair value and accordingly, no compensation cost has been recognized for its compensatory stock options issued to employees and directors.




                   VIKING CAPITAL GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2001 and 2000


NOTE O - STOCK OPTIONS (Continued)

Had compensation cost for the Company's stock options been determined consistent with SFAS 123, the Company's net income (loss) and net (income) loss per share would have been (decreased) increased to the pro forma amounts indicated below:

                                                         Years ended December 31,
                                                         2001                 2000
                                                      ---------           ----------

Net income (loss)              As reported            $     765           $   (1,597)
                               Pro forma              $      88           $   (1,742)

Net income (loss) per share    As reported
                                Basic                 $    0.02           $   (0.05)
                                Diluted               $    0.02           $   (0.05)
                               Pro forma
                                Basic                 $    0.00           $   (0.05)
                                Diluted               $    0.00           $   (0.05)


The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The following assumptions were used for grants in 2001; dividend yield at 0%, expected volatility at 125%, risk free interest rate of 4.7%, and an expected life of 1-2 years. The following assumptions were used for grants in 2000; dividend yield of 0%, expected volatility of 149%, risk free interest rate of 6.5%, and an expected life of 1-5 years.

The weighted average grant date fair value per share of compensatory options using the Black-Scholes option pricing model issued during 2001 and 2000 was $0.28 and $0.19, respectively.


NOTE P - RELATED PARTY TRANSACTIONS

Viking loaned $107,000 to two officers of the Company during 2001. The loans, bearing interest from 8% to 10%, are due on demand and are unsecured. At December 31, 2001 and 2000, Viking notes and interest receivable from related parties totaled $60,000 and $19,000, respectively.

At December 31, 2001, amounts due from related parties to Fei Yun totaled $1,711,000. This balance includes $138,000 that is due to Golden Horse from a shareholder of Golden Horse, and $1,573,000 that is due from an entity that is owned by two directors of Fei Yun. The amounts due from the related parties are unsecured, bear no interest and have no fixed terms of repayment.

In connection with the Fei Yun acquisition, the Company obtained two notes receivable totaling $11,165,000 from officers of Fei Yun. The first note receivable totals $5,148,060. This note bears interest, payable annually, at 4%. The first principal payment equaling 50% of the note balance is due 5 years from the date of the note (or July 2006) with the remaining principal balance due 10 years from the date of the note (2011). This note contains an option for the Company to purchase 40% of the common ownership of Heibie Kangshun FeiYun Organic Waste Processing Company, Ltd. for consideration consisting of the surrender of the note receivable.

                   VIKING CAPITAL GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2001 and 2000


NOTE P - RELATED PARTY TRANSACTIONS (Continued)

The second note receivable totals $6,482,544. This note bears interest, payable annually, at 4%. The first principal payment equaling 50% of the note balance is due 5 years from the date of the note (or July 2006) with the remaining principal balance due 10 years from the date of the note (2011). This note contains an option for the Company to purchase 33 1/3% of the common ownership of Beijing Anhua Office Building Co., Ltd. for consideration consisting of the surrender of the note receivable.

During 2001, Viking borrowed $23,600 from related parties including members of the Board of Directors, officers of the Company and a family member of the officers. The loans, bearing interest at 12%, are due on demand. At December 31, 2001 and 2000, Viking had notes and accrued interest payable of $63,000 and $40,000, respectively.

At December 31, 2001, amounts due to related parties from Fei Yun totaled $1,174,000. This balance includes $693,000 that was advanced from China Land Property, an entity related to a shareholder of Golden Horse and $481,000 that was advanced from an entity that acts as a property manager for Golden Horse. The amounts due to related parties are unsecured, bear no interest and have no fixed terms of repayment.

For the years ended December 31, 2001 and 2000, $6,854 and $2,865 of interest expense was paid to related parties, respectively.


NOTE Q - CONCENTRATIONS OF CREDIT RISK

Significant instruments that are subject to credit risk include cash and cash equivalents, mortgage notes receivable and amounts due from related parties. At December 31, 2001 almost all the cash and cash equivalents are maintained in bank accounts in China. The Company reduces its potential credit exposure by placing its cash with high quality financial institutions.

The notes receivable from related parties totaling $11,165,000 at December are subject to credit risk. (See Note P)

At December 31, 2001 $1,711,000 of amounts due from related parties are unsecured.

Mortgage notes receivable are generally secured by the underlying property. All of the mortgage notes receivable relate to the sale of apartments and office units in one large complex, Sunshine Plaza. Generally speaking, the Company requires a significant deposit (15%) in order to complete the sale of one of its units. Apartment unit sales, which make up the majority of mortgage notes receivable, are generally sold to individuals.

The Company leases office and retail space primarily to small and medium-size retail and commercial businesses. Credit risk associated with the lease agreements is limited to the amount of rents receivable from tenants, if any.

The Company has provided an allowance for doubtful  receivables  which  reflects its estimates of uncollectible amounts. The maximum exposure assuming non-performance by the debtors is the amount shown on the balance sheet at the date of non-performance.

Two customers (which are commonly controlled), Pretty Mall and Wonderful Mart constitute 67% of the commercial leasable square feet at Sunshine Plaza. The leases with Pretty Mall and Wonderful Mart are 20 year leases expiring in 2021. Management of these businesses have good reputations but no degree of assurance can be made as to future events. Management of Viking does not anticipate any significant change in the good standing of these tenants at this time.



                   VIKING CAPITAL GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2001 and 2000


NOTE R - EMPLOYEE BENEFIT PLAN

On April 18, 1995,  the Company  registered  an Employee  Benefit Plan  ("Plan")
under regulation S-8 that reserved 1,000,000 shares of common stock for issuance under the Plan.  These  shares can be issued by approval of an Employee  Benefit
Committee  appointed by the Board of Directors.  Through  December 31, 2001, the
Company  registered a combined total of 3,250,000 common shares through Form S-8 filings.  During years ended  December  31, 2001 and 2000 282,777 and  1,137,926 shares, respectively were issued under the terms of the Plan.


NOTE S - FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair value of the Company's significant financial instruments at December 31, 2001, none of which are held for trading purposes, are as follows
(in thousands):

                                                                   Carrying          Fair
                                                                    Amount           Value
                                                                  -----------      -----------

     Financial Assets:
       Cash and cash equivalents                                  $    7,191       $    7,191
       Mortgage loans receivable                                  $   15,797       $   15,797
       Notes receivable from related parties                      $   11,165       $    9,763

     Financial Liabilities:
       Long-term loans payable, including current portion         $   45,491       $   45,491



The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

o Cash and cash equivalents: The carrying amounts reported in the balance sheet approximate fair value because of the short maturities of those instruments.

o Mortgage loans receivable: The carrying amounts reported in the balance sheet approximate fair value because of the short term nature of these receivables.

o Notes receivable from related parties: The amounts reported in the balance sheet bear interest at 4%. The fair value has been calculated using 6% which is the rate which the Company could get from third parties currently.

o Long-term debt: The carrying amounts reported in the balance sheet approximate fair value because the rates approximate the current rates offered by lending institutions for notes with similar credit risk, maturities and terms.



                   VIKING CAPITAL GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2001 and 2000




NOTE T - SEGMENTS

The Company's operations are classified into four principal reportable segments;
all of which were acquired in November and December 2001 - real estate, chemical sales, construction, and garment manufacturing. All businesses are located and operate in the People's Republic of China. The real estate segment owns and operates a commercial and residential property. The chemical segment trades and transports chemical products. The construction segment is constructing a highway in the Jiangsu Province of the People's Republic of China. The garment manufacturing segment manufactures clothing specifically focusing on export garments.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies.

The following table presents information about the four segments for 2001 (in thousands):

                           Real Estate     Chemical                        Garment
                              Sales          Sales     Construction     Manufacturing     Adjustment     Consolidated
                              -----          -----     ------------     -------------     ----------     ------------

 Revenues from
 external customers        $        -     $       -    $         -      $         -       $      -       $        -
 Interest income                    -             -              -                -              9                9
 Interest expense                   -             -              -                -           (148)            (148)
 Depreciation and
 amortization                       -             -              -                -            232              232
 Income (loss) from
 equity accounted
 investment                       (69)            -             (3)              13              -              (59)
 Income tax benefit
 (expense)                        542             -              -                -              -              542
 Extraordinary gain
 resulting from the
 extinguishment of
 debt                           2,174             -              -                -              -            2,174
 Net income (loss)              2,647             -             (3)              12         (1,891)             765
 Total assets                 113,939          1,459         1,089              540         12,242          129,269


The real estate, chemical sales, construction and garment manufacturing segments represent the foreign operations in the People's Republic of China. The adjustments represent the corporate assets (including $11,165,000 of notes receivable from related parties), corporate expenses to reconcile segment amounts to consolidated balances.


NOTE U - EXTINGUISHMENT OF DEBT

The Company recorded extraordinary income for debt forgiveness totaling $2,174,055 (net of income taxes of $2,122,000 and minority interest portion of $2,135,000) during the year ended December 31, 2001. This amount represents advances that were due to various entities that are controlled by one of the current 20% owners of Golden Horse which were forgiven.