Form 10QSB
period 2002-03-31
VIKING CAPITAL GROUP INC
filed 2002-05-15
CIK 886093

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY  REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                       For the period ended March 31, 2002

                                       OR

[ ] TRANSITION  REPORT  PURSUANT  TO SECTION 13 OR 15 (d) OF THE EXCHANGE ACT OF
    1934
                     For the transition period from __ to __

                           Commission File No. 0-22744


                           VIKING CAPITAL GROUP, INC.
                   -------------------------------------------
        (Exact name of small business issuer as specified in its charter)


              Utah                                      87-0442090
-------------------------------                --------------------------------
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

As of March 31, 2002, approximately 57,455,060 shares of Common Stock of the issuer were outstanding. As of March 31, 2002, 100,000 shares of Class B Common Stock of the issuer were outstanding.

                   VIKING CAPITAL GROUP, INC. AND SUBSIDIARIES


                                    CONTENTS




                                                                            PAGE

PART I. - FINANCIAL INFORMATION

Item 1. Financial Statements

   Consolidated Balance Sheets at March 31, 2002 (Unaudited)
       and December 31, 2001...................................................3

   Consolidated Statements of Operations (Unaudited) for the
       three months ended March 31, 2002 and 2001..............................5

   Consolidated Statements of Cash Flows (Unaudited) for the
       three months ended March 31, 2002 and 2001..............................6

   Notes to Consolidated Financial Statements..................................8

Item 2. Management's Discussion and Analysis or Plan of Operations............11

PART II. - OTHER INFORMATION

Item 2.  Changes in Securities................................................15

Item 5. Other Information.....................................................15

Item 6.  Exhibits and reports on Form 8-K.....................................15

SIGNATURES....................................................................16

EXHIBITS......................................................................17


                   VIKING CAPITAL GROUP, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                               (expressed in US $)


                                     ASSETS
                                     ------
                                                                  (unaudited)
                                                                   March 31,     December 31,
                                                                      2002            2001
                                                                 ------------    ------------
                                                                        (in thousands)
CURRENT ASSETS
   Cash and cash equivalents                                     $      7,914    $      7,191
   Other receivables                                                      584             719
   Mortgage notes receivable                                           15,629          15,797
   Notes receivable and accrued interest, net of allowance of
     $191,000 and $131,000 (including related party amounts of
     $78,000 and $60,000 at March 31, 2002 (unaudited) and
     December 31, 2001, respectively                                       78              60
   Deposit                                                              1,208           1,210
   Real estate held for sale                                           50,672          50,592
                                                                 ------------    ------------

        Total current assets                                           76,085          75,569

PROPERTY AND EQUIPMENT
   Building                                                            37,543          37,543
   Computer equipment                                                     157             157
   Furniture and office equipment                                          43              43
   Vehicles                                                                39              39
   Building improvements                                                  640             640
                                                                 ------------    ------------

                                                                       38,422          38,422

   Accumulated depreciation and amortization                             (678)           (173)
                                                                 ------------    ------------

             Net property and equipment                                37,744          38,249

CAPITALIZED SOFTWARE, net of accumulated amortization
   of $361,000                                                            413             413

NOTES AND OTHER RECEIVABLES FROM RELATED PARTIES                       13,568          12,876

INVESTMENTS IN AFFILIATES                                               2,121           2,118

OTHER ASSETS                                                               48              44
                                                                 ------------    ------------

TOTAL ASSETS                                                     $    129,979    $    129,269
                                                                 ============    ============


              The accompanying notes are an integral part of these
                       consolidated financial statements.                      3


                   VIKING CAPITAL GROUP, INC. AND SUBSIDIARIES

                     CONSOLIDATED BALANCE SHEETS - Continued
                               (expressed in US $)


                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------
                                                                       (unaudited)
                                                                         March 31,     December 31,
                                                                            2002            2001
                                                                       ------------    ------------
                                                                              (in thousands)
CURRENT LIABILITIES
  Current maturities of long-term debt (including $63,000 due to related parties, net of unamortized debt discount of $18,000 and $48,000 at March  31, 2002 (unaudited) and
     December 31, 2001, respectively)                                  $     20,040    $     19,960
  Accounts payable                                                           12,193          12,454
  Accrued officers' salaryand payroll taxes                                   1,611           1,658
  Other payables                                                             12,289          12,642
  Due to related parties                                                      1,859           1,174
  Deferred income tax liability                                              13,430          13,737
  Current income taxes payable                                                  568             568
  Other accrued expenses                                                      9,057           8,320
                                                                       ------------    ------------

             Total current liabilities                                       71,047          70,513

LONG-TERM DEBT, less current portion                                         25,489          25,531
                                                                       ------------    ------------

             Total liabilities                                               96,536          96,044

MINORITY INTEREST                                                             8,810           8,091

STOCKHOLDERS' EQUITY
  Preferred stock $1.00 par value; 50,000,000 shares authorized:
     Series 2001 Callable Preferred Stock $1.00 par value; 5,000,000 shares authorized, 1,800,000 shares issued and outstanding
        (liquidation preference of $18,000,000)                               1,800           1,800
  Common stock $0.001 par value; 150,000,000 shares authorized,
     65,480,685 and 64,362,000 shares issued at March 31, 2002
     (unaudited) and December 31, 2001, respectively                             65              64
  Common stock Class B $0.001 par value; 100,000 shares authorized,
     issued and outstanding                                                    --              --
  Additional paid-in capital                                                 36,439          36,205
  Accumulated deficit                                                       (10,629)         (9,894)
                                                                       ------------    ------------
                                                                             27,675          28,175

             Less treasury stock; 8,025,625 shares at cost                   (3,041)         (3,041)
             Less stock issued for note receivable                               (1)           --
                                                                       ------------    ------------

             Total stockholders' equity                                      24,633          25,134
                                                                       ------------    ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                             $    129,979    $    129,269
                                                                       ============    ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.                      4


                   VIKING CAPITAL GROUP, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                               (expressed in US $)


                                                                          Three Months Ended
                                                                        ----------------------
                                                                        March 31,    March 31,
                                                                          2002         2001
                                                                        ---------    ---------
                                                               (in thousands, except earnings per share)
REVENUES
     Rental income                                                      $     551    $    --
     Sales of real estate, net of sales taxes                                 148         --
                                                                        ---------    ---------

         Total revenues                                                       699         --

COST OF REVENUE
     Cost of real estate sales                                               (105)        --
     Selling expenses                                                         (56)        --
                                                                        ---------    ---------

         Total cost of revenue                                               (161)        --
                                                                        ---------    ---------

GROSS PROFIT                                                                  538         --

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                                 (885)        (425)

WRITE OFF OF MORTGAGE NOTES RECEIVABLE, NET                                  (139)        --
                                                                        ---------    ---------

Loss from operations                                                         (486)        (425)

OTHER INCOME (EXPENSE)
     Interest income                                                            2            2
     Interest expense (including $2,000 and $1,000 to related parties)       (845)         (12)
     Income from equity accounted affiliates                                    3         --
     Other                                                                     (8)        --
                                                                        ---------    ---------

         Total other income (expense)                                        (848)         (10)
                                                                        ---------    ---------

         Loss before provision for income taxes and minority interest      (1,334)        (435)

         Income tax benefit                                                   285         --
                                                                        ---------    ---------

         Loss before minority interest                                     (1,049)        (435)

MINORITY INTEREST                                                             314         --
                                                                        ---------    ---------

NET LOSS                                                                $    (735)   $    (435)
                                                                        =========    =========

BASIC AND DILUTED LOSS PER SHARE                                        $   (0.01)   $   (0.01)
                                                                        =========    =========

WEIGHTED-AVERAGE NUMBER OF SHARES
     OUTSTANDING - BASIC AND DILUTED                                       57,210       36,220
                                                                        =========    =========

              The accompanying notes are an integral part of these
                       consolidated financial statements.                      5


                   VIKING CAPITAL GROUP, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (expressed in US $)


                                                                  Three Months Ended
                                                                ----------------------
                                                                March 31,    March 31,
                                                                  2002         2001
                                                                ---------    ---------
                                                                     (in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                                   $    (735)   $    (435)
     Non cash charges included in operations
         Depreciation and amortization                                448           82
         Amortization of deferred financing costs                      29         --
         Common stock issued for services                              25           28
         Stock options issued for services                             18           48
         Loss from equity accounted in affiliates                       5         --
         Minority interest                                           (314)        --
         Write off of mortgage notes receivable                       139         --
     Changes in assets and liabilities
         (Increase) decrease in real estate held for sale             (78)        --
         (Increase) decrease in mortgage loans receivables            (90)        --
         (Increase) decrease in accrued interest receivable            (2)          (2)
         (Increase) decrease in other assets and receivables          134           55
         Increase (decrease) in accounts payable                     (242)         (28)
         Increase (decrease) in accrued officers' salary and
            payroll taxes                                            --             99
         Increase (decrease) in other accrued expenses                717         --
         Increase (decrease) in deferred income tax liability        (285)        --
         Increase (decrease) in other payables                       (336)           8
                                                                ---------    ---------

Net cash used for operating activities                               (567)        (145)

CASH FLOWS FROM INVESTING ACTIVITIES
     Loans made                                                      --            (21)
     Loans made to shareholders                                       (20)        --
     Advances to related parties                                     (250)        --
                                                                ---------    ---------

Net cash provided by (used for) investing activities                 (270)         (21)

                                 - Continued -

              The accompanying notes are an integral part of these
                       consolidated financial statements.                      6


                   VIKING CAPITAL GROUP, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued
                               (expressed in US $)

                                                           Three Months Ended March 31,
                                                           ------------    ------------
                                                                2002            2001
                                                           ------------    ------------
                                                                  (in thousands)
CASH FLOWS FROM FINANCING ACTIVITIES
     Capital Contributions                                  $       604    $       --
     Proceeds from notes payable                                    207            124
     Advances from related parties                                  687            --
     Repayments of notes payable                                    (69)            (12)
     Payments of capital lease obligations                         --                (3)
     Proceeds from sale of common stock                             131              45
                                                           ------------    ------------

Net cash provided by financing activities                         1,560             154
                                                           ------------    ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                723             (12)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                  7,191              13
                                                           ------------    ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                 $      7,914    $          1
                                                           ============    ============

SUPPLEMENTAL DISCLOSURES

     Cash flow information:

         Interest paid                                     $         63    $          1
         Income taxes paid                                         --              --

     Non-cash financing activities:

         Common stock issued for:
             Repayment of notes payable                              54               5
             Notes receivable                                         1            --
             Payment of interest                                      6            --

Common stock cancelled for conversion of note receivable           --                60

Marketable securities acquired for note payable                    --                 9

              The accompanying notes are an integral part of these
                       consolidated financial statements.                      7

                           VIKING CAPITAL GROUP, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


1.   BASIS OF PRESENTATION

The consolidated interim financial statements include the accounts of Viking Capital Group, Inc. and its wholly owned subsidiaries (collectively the "Company").

The consolidated interim financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principals ("GAAP") have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the consolidated financial statements and related notes included in the Company's Form 10-KSB as of and for the year ended December 31, 2001.

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

2.   NOTES PAYABLE

During the current quarter, the Company entered into new convertible notes totaling $207,000. These notes bear interest at 12%, are secured by all assets of Viking and are due on demand. Interest payments on these notes are due annually. During the current quarter, notes payable totaling $54,000 and related accrued interest of $6,480 were converted into 403,200 shares of common stock.

3.   RELATED PARTY TRANSACTIONS

During the current quarter, the Company entered into $20,000 of promissory notes receivable with related parties. At March 31, 2002, there were $78,000 promissory notes receivable from related parties. At March 31, 2002 there were $63,000 in promissory notes payable to related parties. During the current quarter, the Company also paid for services with 100,000 common restricted shares valued at $20,000 and 100,000 common restricted share options, exercisable for two years at the rate of $0.20 per share to a related party.

During the current quarter, the Company advanced $250,000 to related parties. At March 31, 2002, amounts due from related parties to Fei Yun Viking totaled
$1,958,000. This balance includes $177,000 that is due to Golden Horse from a shareholder of Golden Horse, and $1,780,000 that is due from an entity that is owned by two directors of Fei Yun Viking. The amounts due from the related parties are unsecured, bear no interest and have no fixed terms of repayment.

     In connection with the Fei Yun Viking in 2001, acquisition, the Company obtained two notes receivable totaling $11,630,604 from officers of Fei Yun. The first note receivable totals $5,148,060. This note bears interest, payable annually, at 4%. The first principal payment equaling 50% of the note balance is due 5 years from the date of the note (or July 2006) with the remaining principal balance due 10 years from the date of the note (2011). This note contains an option for the Company to purchase 40% of the common ownership of Heibie Kangshun FeiYun Organic Waste Processing Company, Ltd. for consideration consisting of the surrender of the note receivable.

                           VIKING CAPITAL GROUP, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


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

During the current quarter the Company received advances o f$687,000 from related parties. At March 31, 2002, amounts due to related parties from Fei Yun Viking totaled $1,859,000. This balance includes $1,339,000 that was advanced from China Land Property, an entity related to a shareholder of Golden Horse and $481,000 that was advanced from an entity that acts as a property manager for Golden Horse. The amounts due to related parties are unsecured, bear no interest and have no fixed terms of repayment.

4.   OPTIONS ISSUED

During the current quarter, the Company granted 9,850,000 share options to employees for common restricted stock exercisable at $0.20 per share that expire in five years for compensation. The Company also issued 26,000 share options for common restricted stock exercisable at $0.50 per share that expire in six months in connection with the purchase of common restricted shares for cash. Additionally, 200,000 share options for non-employees with exercise prices ranging from $0.20 - $0.30 per share which expire in two years were issued for services. The Company also granted 224,000 common restricted stock options in connection with $64,480 of debt and interest converting to stock that have an exercise price of $0.50 per share and expire within one year.

5.   OTHER

The consolidated financial statements have been prepared on the assumption that the Company will continue as a going concern. The Company has experienced recurring losses from operations. Additionally at March 31, 2002 the Company's current liabilities significantly exceeded its current liquid assets. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

In December 2001 the Company completed the acquisition of Fei Yun, an entity based in Beijing, China. The Company expects to generate cash flows from operations from its Chinese subsidiaries but has verbally agreed not to withdraw funds up to the Parent during its first year of control. The Company also plans to reduce current debt levels and related interest expense through negotiations with debt holders although the likelihood of success of the negotiations cannot be predicted at this time. In the meantime, the Company will continue to incur expenses relating to corporate overhead and activities in connection with managing the Company's investments and considering additional opportunities. The Company has been and continues to be dependent upon outside financing in the form of debt and equity to perform its business development activities and cover current overhead expenses. Although the Company has been successful raising capital in the past, if the Company is unable to raise capital, it may be required to sell assets or reduce the level of its operations. Such actions could have a material adverse effect on the Company's business and operations.

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

The consolidated financial statements do not include any adjustments to reflect the possible effects on the recoverability and classification of assets or classification of liabilities that may result from the inability of the Company to continue as a going concern.


                           VIKING CAPITAL GROUP, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


6.   SEGMENTS

The Company's operations are classified into four principal reportable segments;
real estate, chemical sales, construction, and garment manufacturing. All businesses are located and operate in the People's Republic of China. The real estate segment owns and operates a commercial and residential property. The chemical segment trades and transports chemical products. The construction segment is constructing a highway in the Jiangsu Province of the People's
Republic of China. The garment manufacturing segment manufactures clothing specifically focusing on export garments.

The following table presents information about the four segments for the three months ended March 31, 2002 (in thousands):

                       Real Estate       Chemical                           Garment
                          Sales            Sales        Construction     Manufacturing    Adjustment      Consolidated
                      -------------    -------------    -------------    -------------   -------------    -------------
Revenues from
  externalcustomers   $         699    $        --      $        --      $        --     $        --      $         699
Interest income                --               --               --               --                 2                2
Interest expense               (801)            --               --               --               (44)            (845)
Depreciation and
  amortization                 (448)            --               --               --               (30)            (478)
Income (loss) from
  equity accounted
  investment                   --               --                (19)              22            --                 (3)
Income tax benefit
  (expense)                     285             --               --               --              --                285
Net income (loss)              (384)              (4)             (19)              22            (350)            (735)
Total assets                113,605            1,453            1,556              565          12,800          129,979


The real estate, chemical sales, construction and garment manufacturing segments represent the foreign operations in the People's Republic of China. The adjustments represent the corporate assets (including $11,610,000 of notes receivable from related parties) and corporate expenses to reconcile segment amounts to consolidated balances.

7.   UNAUDITED PRO FORMA INFORMATION

Unaudited pro-forma financial information for the three months ended March 31, 2002 and 2001, as though the acquisitions of Beijing Fei Yun Viking Enterprises Company, Ltd. and Wuxi Viking Garments Company, Ltd. had occurred on January 1, 2001 is as follows (in thousands):

                                        Three months ended
                                    --------------------------
                                     March 31,      March 31,
                                           2002           2001
                                    -----------    -----------

     Revenues                       $       699    $     1,162
                                    ===========    ===========
     Net income (loss)              $      (735)   $    (1,414)
                                    ===========    ===========

     Net income (loss) per share:
       Basic and diluted            $     (0.01)   $     (0.04)
                                    ===========    ===========

Item 2. Management's Discussion and Analysis or Plan of Operations.

     The  following   discussion   should  be  read  in  conjunction   with  the
consolidated financial statements and related notes and the other information included in this report.

Forward Looking Statements

     This Quarterly Report on Form 10-QSB contains certain "forward-looking" statements as such term is defined in the Private Securities Litigation Reform Act of 1995 and information relating to the Company and its subsidiaries that are based on the beliefs of the Company's management as well as assumptions made by and information currently available to the Company's management. When used in this report, the words "anticipate," "believe," "estimate," "expect" and "intend" and words or phrases of similar import, as they relate to the Company or its subsidiaries or Company management, are intended to identify forward-looking statements. Such statements reflect the current risks, uncertainties and assumptions related to certain factors including, without limitations, both inside and outside the U.S, changes or anticipated changes in regulatory environments, competitive factors, general economic conditions, customer relations, relationships with vendors, Viking and its subsidiaries' ability to recruit and retain skilled personnel, the interest rate environment, governmental regulation and supervision, international relations between the US and foreign countries, seasonality, distribution networks, telecommunication networks, product introductions and acceptance, technological change, changes in industry practices, timely completion and successful integration of acquisitions, economic, social and political conditions in the countries in which Viking, its customers or its suppliers operate including security risks, possible disruptions in the communication and transportation networks and fluctuations in foreign currency exchange rates, one-time events and other factors described herein and in other filings made by the Company with the Securities and Exchange Commission. Based upon changing conditions, should any one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or
intended.   The  Company  does  not  intend  to  update  these   forward-looking
statements.

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

     The Company is currently focusing on acquisitions in China because of business contacts available to management, the growth of the Chinese economy (gross domestic product) in excess of 7% a year with expectations to continue to grow at such rates, the privatization of assets and businesses, the restructuring of companies' debt at banks (the Company looks for debt relief negotiations and/or purchase of companies at a steep discount) and China's entry into World Trade Organization (WTO) in December 2001. Specific areas of focus are real estate (multi-family residential and commercial), manufacturing, and technology services (such as application service provider (ASP) or enterprise resource planning (ERP) solutions provider).

     The Company expects to continue to acquire companies in China that have, on average, U.S. dollars, $100 to $200 million in assets. The Company focuses on making acquisitions from China's privatization program and bank restructuring opportunities.

     Part of the expected continued success of the acquisition strategy is that the Company's stock has been well accepted in China. The Company expects, however, that it will need additional cash for acquisitions and therefore desires and expects to raise significant amounts of capital to pursue acquisitions. The Company may also use companies or assets it already owns as all or part of the purchase price of future acquisitions.

     Capital raised will be for additional acquisitions, repurchase of existing outstanding preferred stock, fees and costs associated with acquisitions, working capital and potential debt reduction. Part of the Company's strategy in any acquisition is Management's belief that a significant amount of debt at an acquisition candidate may be negotiated and settled at a significant discount. It is also Management's belief that after the preferred stock is repurchased (which was used to purchase a portion of Beijing Fei Yun Viking Enterprises Company, Ltd. (Fei Yun Viking)), an additional 40% of Beijing Golden Horse Great Wall Estate Construction Company, Ltd. (Golden Horse) may be available under very favorable terms. The Company currently owns 60% of Golden Horse via Fei Yun and expects to pursue the remaining 40%.

     The Company has in the past been dependent upon raising capital for its U.S. administrative and management operations. The Company has been successful in the past in meeting its cash needs from private investors and will continue to raise capital for these purposes from qualified private investors for the foreseeable future. During the first quarter of 2002, the Company raised approximately $338,000 to meet its cash needs. Potential increases to the Company's U.S. cash needs include hiring additional employees in the financial and administrative departments and potential increases in professional fees associated with acquisitions and audits. Operations in China will continue to manage their own cash needs except for acquisitions. Management believes that it can continue to raise funds from private investors for its cash needs in the U.S.. The Company is expecting to raise significantly larger amounts of capital for the purposes described above, including working capital. However, there can be no degree of assurance that the Company can continue to raise capital from private investors or that it can raise funds from any other sources in large or small amounts.

Consolidated liabilities at March 31, 2002 were $96.5 million versus $96.0 million at December 31, 2001 and are almost entirely associated with Golden Horse. These liabilities are expected to be repaid through sales of condominiums, rental/lease income, and negotiated settlements. Part of the negotiated settlements may include the payment of a lump sum of money that is less than the full amount due to a creditor. Such funds may come from additional investments made into Viking. Other negotiated settlements may not require any cash and will be settled through an agreement for release of the liability. Approximately $6 million of liabilities were settled in December 2001 due to Viking management's negotiation efforts. There can be no degree of assurance given that management will continue to be successful in negotiating such settlements.

Discussion of Operations

     While reading the following information, bear in mind that there was no revenue recorded on Viking's financial statements for the year 2001. When revenue information for the year 2001 is presented, it is for comparison purposes only. This lack of revenue recognition in 2001 is due to the fact that the Company's acquisitions in China did not become effective until December 2001.

     Pursuant to a purchase agreement dated August 1, 2001 the Company acquired 25% of Fei Yun Viking, a Chinese holding company with three subsidiaries and other assets. Subsequently the Company purchased another 71% of Fei Yun Viking bringing its total ownership to 96%. These transactions were effective in December 2001. Separately, 25% of Wuxi Viking Garments Company, Ltd. (Wuxi) was purchased late in 2001.

Revenues:

     Lease revenues for the first quarter of 2002 were $550,606 or a monthly average of $183,535 versus zero lease revenues in the same period 2001. Lease revenues (at Golden Horse before it was acquired, for comparison purposes) for the entire year 2001 were approximately $735,000 or a monthly average of $61,250. This is an increase of 200% over last year's results.

     Condominium sales totaling $148,000 (net of sales tax) were completed during the first quarter of 2002 versus zero for the same period in 2001.
Condominium sales (at Golden Horse before it was acquired, for comparison purposes) for the entire year 2001 were approximately $9.3 million. Also during the first quarter, approximately $430,000 of sales from before 1997 were reversed and returned to property held for sale (inventory). The profit portion of the transaction reduced current period profits by $139,000. Properties may be returned to inventory when full payments are not received if local laws and procedures are followed.

     The revenues described above are from the single largest revenue-producing asset acquired during 2001 which is the real estate complex Sunshine Plaza owned by Golden Horse, a subsidiary of Fei Yun Viking. Sunshine Plaza is a mixed use real estate complex with a total of approximately 1,688,000 square feet. Sunshine Plaza primarily derives its revenues from leasing retail space and the sale of condominiums. During most of 2001, Sunshine Plaza was remodeling approximately 67% of its leaseable retail space to accommodate Pretty Mall and Wonderful Mart.

     Beijing Fei Yun Viking Chemical Trading Co., Ltd. (Chemical Co.) is not actively brokering/trading chemicals at this time. The Chemical Co. is waiting for capital reserves for extending credit terms to its customers.

     Lianyugang East Sea Highway Development and Management Company, Ltd. (Tollway) is a tollway development and management company and is an equity accounted investment at Fei Yun Viking. Its current project is not expected to be completed and generating revenues until the latter half of 2002.

Equity Accounted Investments:

     Viking's equity accounted investment in Wuxi Viking Garments Company, Ltd., generated approximately $22,000 of income on the Company's income statement for the first quarter of 2002 versus zero for the same period in 2001. The Tollway investement incurred a $19,000 loss during the first quarter of 2002 versus zero for the smae period 2001.


General and Administrative Expenses:

     Consolidated general and administrative costs from all operations for the first quarter of 2002 and 2001, were $887,161 and $342,607, respectively. The amortization/depreciation portion of these costs in the first quarter of 2002 and 2001 were $478,000 and $82,250, respectively. An increase of $395,750 in amortization is attributed to the acquisitions completed last year partially offset by reduced amortization of software development costs in the first quarter of 2002. During the first quarter 2002, accrued officer's salary expense(a component of G&A) was zero versus $120,000 in the same period of 2001.

Interest Expense:

     Consolidated interest expense for the first quarter of 2002 and 2001 were $845,240 and $11,687 respectively. The increase is due primarily to the acquisition of Fei Yun Viking completed last year and its associated debt. Included in this debt is a past due note that is being renegotiated currently and consequently no interest payments have been made on this note although they are being accrued.

Liquidity and Capital Resources

     Operating and capital needs at the holding company level have been satisfied by new promissory notes and sale of common stock. Operating and capital needs at all other levels have been satisfied by cash generated from operations and short term borrowing in the normal course of operations. Fei Yun Viking also received a capital infusion from related parties.

     For the three months ended March 31, 2002 and 2001, cash used for operating activities amounted to $567,000 and $145,000, respectively. Part of the use of cash in the current quarter was a reduction of various payables totaling
$578,000. Increased Other Payables of $717,000 (including accrued interest expense) offset this amount.

     For the three months ended March 31, 2002 and 2001, cash used in investing activities amounted to $270,000 and $21,00), respectively. In the current quarter, the $270,000 consisted of loans or advances made to related parties.

     For the three months ended March 31, 2002 and 2001, cash provided by financing activities amounted to $1,560,000 and $154,000 respectively. Cash provided by financing  activities  in the first  quarter of 2002  resulted  from increased borrowing from related parties of $687,000 and $207,000 from others,$131,000 cash proceeds from the sale of common stock and $604,000 contributions to capital at Fei Yun Viking from related parties. Also during the current quarter, $69,000 of existing notes payables were repaid.


PART II - OTHER INFORMATION


Item 2. Changes in Securities

     During the quarter ended March 31, 2002, the Company sold common restricted shares (Class A Common) in private sales under exemption from registration under the Securities Act pursuant to Section 4(2) and/or Regulation D, Rule 506. Sales have been made to accredited investors only. In summary; 120,000 common shares were issued for services valued at $25,000, 403,200 common shares were issued for payment of promissory notes and interest due valued at $60,480, 5,000 common shares were issued for a note receivable valued at $1,000, and 591,000 common shares were issued for cash of $130,500.


Item 5. Other Information

     The Company's common stock trades on the OTC Electronic Bulletin Board. Its symbol is "VGCP". Company information can be found on its web site at www.vcgi.com.

Item 6.  Exhibits and Reports on Form  8-K

     a)   Exhibits

     Designation  of
     Exhibits  in
     This  Report          Description  of  Exhibit
     ---------------       ------------------------

     21.1                  Subsidiaries of the Registrant


     b) The following reports were filed on Form 8-K or Form 8-K/A during first quarter of 2002.


                  Date
     Date         Financial
     Original     Statements
     8-K          Filed
     Filed        On 8-K/A       Description
     --------     --------       -----------
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



                                                     VIKING CAPITAL GROUP, INC.

Dated: May 15,  2002                                 By:  /s/ William J. Fossen
                                                        ------------------------
                                                        William J. Fossen, CEO


Dated: May 15, 2002                                  By: /s/ Matthew W. Fossen
                                                        ------------------------
                                                        Matthew W. Fossen
                                                        Chief Financial Officer
                                                        President