Form 10QSB
period 2002-06-30
VIKING CAPITAL GROUP INC
filed 2002-08-14
CIK 886093

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the period ended June 30, 2002

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


             ------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

As of June 30, 2002, approximately 58,759,684 shares of Common Stock of the issuer were outstanding. As of June 30, 2002, 100,000 shares of Class B Common Stock of the issuer were outstanding.

                   VIKING CAPITAL GROUP, INC. AND SUBSIDIARIES


                                    CONTENTS



                                                                           PAGE
                                                                           ----

PART I. - FINANCIAL INFORMATION

Item 1. Financial Statements

     Consolidated Balance Sheets at June 30, 2002 (Unaudited)
         and December 31, 2001...............................................3

     Consolidated Statements of Operations (Unaudited) for the
         three months ended June 30, 2002 and 2001...........................5

     Consolidated Statements of Operations (Unaudited) for the
         six months ended June 30, 2002 and 2001.............................6

     Consolidated Statements of Cash Flows (Unaudited) for the
         six months ended June 30, 2002 and 2001.............................7

     Notes to Consolidated Financial Statements..............................9

Item 2. Management's Discussion and Analysis or Plan of Operations..........13

PART II. - OTHER INFORMATION

Item 1. Legal Matters.......................................................17

Item 2. Changes in Securities...............................................17

Item 5. Other Information...................................................17

Item 6. Exhibits and reports on Form 8-K....................................19

SIGNATURES..................................................................20

EXHIBITS....................................................................21


                   VIKING CAPITAL GROUP, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                               (expressed in US $)


                                     ASSETS
                                     ------

                                                                 (unaudited)
                                                                   June 30,      December 31,
                                                                     2002            2001
                                                                 ------------    ------------
                                                                        (in thousands)
CURRENT ASSETS
   Cash and cash equivalents                                     $     13,456    $      7,191
   Other receivables                                                      474             719
   Mortgage notes receivable                                           13,665          15,797
   Notes receivable and accrued interest, net of allowance of
     $191,000 and $131,000 (including related party amounts of
     $95,000 and $60,000 at June 30, 2002 (unaudited) and
     December 31, 2001, respectively                                       99              60
   Deposit                                                              1,208           1,210
   Real estate held for sale                                           49,300          50,592
                                                                 ------------    ------------

        Total current assets                                           78,202          75,569

PROPERTY AND EQUIPMENT
   Building                                                            37,543          37,543
   Computer equipment                                                     157             157
   Furniture and office equipment                                          43              43
   Vehicles                                                                39              39
   Building improvements                                                  642             640
                                                                 ------------    ------------

                                                                       38,424          38,422

   Accumulated depreciation and amortization                           (1,224)           (173)
                                                                 ------------    ------------

             Net property and equipment                                37,200          38,249

CAPITALIZED SOFTWARE, net of accumulated amortization
   of $361,000                                                            413             413

NOTES AND OTHER RECEIVABLES FROM RELATED PARTIES                       14,368          12,876

INVESTMENTS IN AFFILIATES                                               2,025           2,118

OTHER ASSETS                                                               40              44
                                                                 ------------    ------------

TOTAL ASSETS                                                     $    132,248    $    129,269
                                                                 ============    ============


The accompanying notes are an integral part of these consolidated financial statements.


                   VIKING CAPITAL GROUP, INC. AND SUBSIDIARIES

                     CONSOLIDATED BALANCE SHEETS - Continued
                               (expressed in US $)


                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

                                                                       (unaudited)
                                                                         June 30,      December 31,
                                                                           2002            2001
                                                                       ------------    ------------
                                                                               (in thousands)
CURRENT LIABILITIES
  Current maturities of long-term debt (including $88,000 due to related parties, net of unamortized debt discount of $18,000 and $48,000 at June 30, 2002 (unaudited) and
     December 31, 2001, respectively)                                  $     19,905    $     19,960
  Accounts payable                                                           12,075          12,454
  Accrued officers' salaryand payroll taxes                                   1,595           1,658
  Customer deposits                                                           6,040              --
  Other payables                                                             12,005          12,642
  Due to related parties                                                        601           1,174
  Deferred income tax liability                                              13,801          13,737
  Current income taxes payable                                                  567             568
  Other accrued expenses                                                      9,133           8,320
                                                                       ------------    ------------

             Total current liabilities                                       75,722          70,513

LONG-TERM DEBT, less current portion                                         25,489          25,531
                                                                       ------------    ------------

             Total liabilities                                              101,211          96,044

NON-CONTROLLING INTEREST                                                      8,062           8,091

STOCKHOLDERS' EQUITY
  Preferred stock $1.00 par value; 50,000,000 shares authorized:
     Series 2001 Callable Preferred Stock $1.00 par value; 5,000,000 shares authorized, 1,800,000 shares issued and outstanding
        (liquidation preference of $18,000,000)                               1,800           1,800
  Common stock $0.001 par value; 150,000,000 shares authorized,
     66,785,284 and 64,362,000 shares issued at June 30, 2002
     (unaudited) and December 31, 2001, respectively                             67              64
  Common stock Class B $0.001 par value; 100,000 shares authorized,
     issued and outstanding                                                      --              --
  Additional paid-in capital                                                 36,657          36,205
  Accumulated deficit                                                       (12,508)         (9,894)
                                                                       ------------    ------------
                                                                             26,016          28,175

             Less treasury stock; 8,025,625 shares at cost                   (3,041)         (3,041)
                                                                       ------------    ------------

             Total stockholders' equity                                      22,975          25,134
                                                                       ------------    ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                             $    132,248    $    129,269
                                                                       ============    ============



The accompanying notes are an integral part of these consolidated financial statements.


                   VIKING CAPITAL GROUP, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                               (expressed in US $)


                                                                         Three Months Ended June 30,
                                                                             2002            2001
                                                                         ------------    ------------
                                                                    (in thousands, except loss per share)
REVENUES
     Rental income                                                       $        805    $         --
     Sales of real estate, net of sales taxes                                     170              --
     Other                                                                         14              --
                                                                         ------------    ------------

         Total revenues                                                           989              --

COST OF REVENUE
     Cost of real estate sales                                                   (259)             --
     Write down of real estate held for sale                                   (1,118)             --
     Selling expenses                                                             (25)             --
                                                                         ------------    ------------

         Total cost of revenue                                                 (1,402)             --
                                                                         ------------    ------------

GROSS PROFIT                                                                     (413)             --

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                                   (1,541)           (318)
                                                                         ------------    ------------

Loss from operations                                                           (1,954)           (318)

OTHER INCOME (EXPENSE)
     Interest income (including $232,000 and $0 from related parties)             233               2
     Interest expense (including $2,000 and $1,000 to related parties)           (636)            (12)
     Loss from equity accounted investments                                      (105)             --
     Other income                                                                  13              --
                                                                         ------------    ------------

         Total other income (expense)                                            (495)            (10)
                                                                         ------------    ------------

Loss before provision for income taxes and non-controlling interest            (2,449)           (328)

         Income tax expense                                                      (371)             --
                                                                         ------------    ------------

Loss before non-controlling interest                                           (2,820)           (328)

NON-CONTROLLING INTEREST                                                          941              --
                                                                         ------------    ------------

NET LOSS                                                                 $     (1,879)   $       (328)
                                                                         ============    ============

BASIC AND DILUTED LOSS PER SHARE                                         $      (0.03)   $      (0.01)
                                                                         ============    ============

WEIGHTED-AVERAGE NUMBER OF SHARES
     OUTSTANDING - BASIC AND DILUTED                                           58,138          37,030
                                                                         ============    ============


The accompanying notes are an integral part of these consolidated financial statements.


                   VIKING CAPITAL GROUP, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                               (expressed in US $)


                                                                           Six Months Ended June 30,
                                                                             2002            2001
                                                                         ------------    ------------
                                                                    (in thousands, except loss per share)
REVENUES
     Rental income                                                       $      1,356    $         --
     Sales of real estate, net of sales taxes                                     318              --
     Other                                                                         14              --
                                                                         ------------    ------------

         Total revenues                                                         1,688              --

COST OF REVENUE
     Cost of real estate sales                                                   (364)             --
     Write down of real estate held for sale                                   (1,118)             --
     Selling expenses                                                             (81)             --
                                                                         ------------    ------------

         Total cost of revenue                                                 (1,563)             --
                                                                         ------------    ------------

GROSS PROFIT                                                                      125              --

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                                   (2,426)           (743)
WRITE OFF OF MORTGAGE NOTES RECEIVABLE                                           (139)             --
                                                                         ------------    ------------

Loss from operations                                                           (2,440)           (743)

OTHER INCOME (EXPENSE)
     Interest income (including $232,000 and $0 from related parties)             235               4
     Interest expense (including $4,000 and $1,000 to related parties)         (1,481)            (24)
     Loss from equity accounted investments                                      (102)             --
     Other income                                                                   5              --
                                                                         ------------    ------------

         Total other income (expense)                                          (1,343)            (20)
                                                                         ------------    ------------

Loss before provision for income taxes and non-controlling interest            (3,783)           (763)

         Income tax expense                                                       (86)             --
                                                                         ------------    ------------

Loss before non-controlling interest                                           (3,869)           (763)

NON-CONTROLLING INTEREST                                                        1,255              --
                                                                         ------------    ------------

NET LOSS                                                                 $     (2,614)   $       (763)
                                                                         ============    ============

BASIC AND DILUTED LOSS PER SHARE                                         $      (0.05)   $      (0.02)
                                                                         ============    ============

WEIGHTED-AVERAGE NUMBER OF SHARES
     OUTSTANDING - BASIC AND DILUTED                                           57,825          36,625
                                                                         ============    ============


The accompanying notes are an integral part of these consolidated financial statements.


                   VIKING CAPITAL GROUP, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (expressed in US $)
                                 (in thousands)


                                                                Six Months Ended June 30,
                                                                   2002           2001
                                                                ----------     ----------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                                   $   (2,614)    $     (763)
     Non cash charges included in operations
         Depreciation and amortization                               1,050            154
         Amortization of deferred financing costs                       29             --
         Common stock issued for services                               63             59
         Stock options issued for services                              30             48
         Loss from equity accounted in affiliates                      102             --
         Non-controlling interest                                   (1,255)            --
         Write off of mortgage notes receivable                        139             --
         Write off of accounts receivable                              248             --
     Changes in assets and liabilities
         (Increase) decrease in real estate held for sale            1,303             --
         (Increase) decrease in mortgage loans receivables           1,875             --
         (Increase) decrease in accrued interest receivable             (3)            (4)
         (Increase) decrease in other assets and receivables            (5)            55
         Increase (decrease) in accounts payable                      (360)           (46)
         Increase (decrease) in accrued officers' salary and
            payroll taxes                                               --            204
         Increase (decrease) in customer deposits                    6,040             --
         Increase (decrease) in other accrued expenses                 756             --
         Increase (decrease) in deferred income tax liability           86             --
         Increase (decrease) in other payables                        (601)             6
                                                                ----------     ----------

Net cash provided by (used in) operating activities                  6,883           (287)

CASH FLOWS FROM INVESTING ACTIVITIES
     Purchases of property, plant and equipment                        (65)            --
     Loans made                                                         (4)           (53)
     Loans made to shareholders                                        (36)            --
     Advances to related parties                                    (2,390)            --
                                                                ----------     ----------

Net cash used in investing activities                               (2,495)           (53)



                                 - Continued -


The accompanying notes are an integral part of these consolidated financial statements.


                   VIKING CAPITAL GROUP, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued
                               (expressed in US $)
                                 (in thousands)

                                                            Six Months Ended June 30,
                                                               2002           2001
                                                           -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES
     Capital contributions                                 $       798    $        --
     Proceeds from notes payable                                   215            175
     Advances from related parties                                 793             --
     Repayments of notes payable                                  (200)           (15)
     Repayments of capital lease obligations                        --             (5)
     Proceeds from sale of common stock                            271            175
                                                           -----------    -----------

Net cash provided by financing activities                        1,877            330
                                                           -----------    -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS             6,265            (10)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                 7,191             13
                                                           -----------    -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                 $    13,456    $         3
                                                           ===========    ===========

SUPPLEMENTAL DISCLOSURES

     Cash flow information:

         Interest paid                                     $       515    $         9
         Income taxes paid                                          --             --

     Non-cash financing activities:

         Common stock issued for:
             Repayment of notes payable                             84             18

         Common stock issued for:
             Payment of interest                                     6             --

Common stock cancelled for conversion of note receivable             1             60

Marketable securities acquired for note payable                     --              9



The accompanying notes are an integral part of these consolidated financial statements.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


1.   BASIS OF PRESENTATION

The consolidated interim financial statements include the accounts of Viking Capital Group, Inc. and its subsidiaries (collectively the "Company").

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

2.   NOTES PAYABLE

During the current quarter, the Company entered into promissory notes with related parties totaling $25,000. These notes bear interest at 12%, are secured by all assets of Viking and are due on demand. Additionally, during the current quarter, the Company entered into a new convertible note for $8,000. This note bears interest at 12%, is secured by the assets of Viking, is convertible at $0.30 per share of common stock and is due on demand. Interest payments on these notes are due annually. During the current quarter, notes payable totaling $30,000 were converted into 200,000 shares of common stock.

3.   RELATED PARTY TRANSACTIONS

During the current quarter, the Company entered into $16,000 of promissory notes receivable with related parties. At June 30, 2002, there were $95,000 promissory notes receivable from related parties. Additionally, during the current quarter the Company entered into promissory notes payable totaling $25,000 with related parties. At June 30, 2002 there were $88,000 in promissory notes payable to related parties.

During the current quarter, the Company advanced $179,000 to a shareholder of Golden Horse, $1,924,000 to an entity related to a shareholder of Golden Horse and $37,000 to an entity owned by two directors of Fei Yun Viking. At June 30, 2002, amounts due from related parties totaled $2,738,000. This balance includes $356,000 that is due to Golden Horse from a shareholder of Golden Horse, $585,000 that is due to Golden Horse from an entity related to a shareholder of Golden Horse, and $1,797,000 that is due from an entity that is owned by two directors of Fei Yun Viking. Advances during the current quarter to a shareholder of Golden Horse are the result of a judgment ordering the Company to deliver three office units which were sold through an auction to pay a litigation settlement on behalf of the shareholder. The shareholder of Golden Horse will repay the Company for the cost of these units totaling $179,000 and accordingly the Company has recorded this amount as a receivable. The amounts due from the related parties are unsecured, bear no interest and have no fixed terms of repayment.

During the current quarter the Company received advances of $81,000 from related parties. At June 30, 2002, amounts due to related parties from Fei Yun Viking totaled $601,000. During the current quarter, $1,339,000 that was advanced to the Company during the first quarter of 2002, from China Land Property, an entity related to a shareholder of Golden Horse, was offset against an advance made to China Land Properties. The amounts due to related parties are unsecured, bear no interest and have no fixed terms of repayment.

In connection with the Fei Yun Viking acquisition in 2001, the Company obtained two notes receivable totaling $11,630,604 from officers of Fei Yun. The first note receivable totals $5,148,060. This note bears interest, payable annually, at 4%. The first principal payment equaling 50% of the note balance is due 5 years from the date of the note (or July 2006) with the remaining principal balance due 10 years from the date of the note (2011). This note contains an option for the Company to purchase 40% of the common ownership of Heibie Kangshun FeiYun Organic Waste Processing Company, Ltd. for consideration consisting of the surrender of the note receivable.

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

4.   SHAREHOLDERS' DEFICIT

During the current quarter, the Company issued 859,599 shares of common stock for cash of $140,500, 250,000 shares of common stock for services valued at $37,500, 5,000 shares of common stock that were issued for a note receivable in the amount of $1,000 were returned and 200,000 shares of common stock were issued as the result of the conversion of one note payable in the amount of $30,000.

During the first quarter of 2002, the Company granted 9,850,000 share options to employees for common restricted stock exercisable at $0.20 per share that expire in five years for compensation. The Company also issued 26,000 share options for common restricted stock exercisable at $0.50 per share that expire in six months in connection with the purchase of common restricted shares for cash. Additionally, 200,000 share options for non-employees with exercise prices ranging from $0.20 - $0.30 per share which expire in two years were issued for services. The Company also granted 224,000 common restricted stock options in connection with $64,480 of debt and interest converting to stock that have an exercise price of $0.50 per share and expire within one year. No options were granted or exercised during the current quarter.

5.   GOING CONCERN UNCERTAINTY

The consolidated financial statements have been prepared on the assumption that the Company will continue as a going concern. The Company has experienced recurring losses from operations including the periods since its acquisition of businesses in China as discussed below. Additionally at June 30, 2002 the Company's current liabilities significantly exceeded its current liquid assets. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

In December 2001 the Company completed the acquisition of Fei Yun, an entity based in Beijing, China. The Company expects to generate cash flows from operations from its Chinese subsidiaries but has verbally agreed not to withdraw funds up to the Parent during its first year of control. The Company also plans to reduce current debt levels and related interest expense through negotiations with debt holders although the likelihood of success of the negotiations can not be predicted at this time. In the meantime, the Company will continue to incur expenses relating to corporate overhead and activities in connection with managing the Company's investments and considering additional opportunities. The Company has been and continues to be dependent upon outside financing in the form of debt and equity to perform its business development activities and cover current overhead expenses. Although the Company has been successful in raising capital in the past, if the Company is unable to raise capital, it may be required to sell assets or reduce the level of its operations. Such actions could have a material adverse effect on the Company's business and operations.

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

6.   CONTINGENCIES

In prior periods, Golden Horse entered into a sales agent agreement with King Fair International ("King Fair"). Subsequently, King Fair entered into an agreement to sell a block of Golden Horse apartments for $20,000,000 to Bao Li. This amount was paid by Bao Li to King Fair. As King Fair failed to pay this amount to Golden Horse, Golden Horse did not transfer the title of the apartments to Bao Li.

In 2000, Bao Li undertook legal action against Golden Horse and King Fair for the return of $20,000,000 together with accrued interest of $2,000,000. Subsequentlyl, the court ordered King Fair and Golden Horse, with joint and several responsibilities, to repay the $20,000,000 and accrued interest of $8,000,000 to Bao Li.

In connection with this case, it is the Company's understanding that the court has frozen certain properties of King Fair in the Beijing Celebrities Building and 27% of the equity interest in the company that holds(owns) Beijing Celebrities Building. No asssets of Golden Horse have been frozen. The value of the King Fair and related assets believed to be frozen by the court have not been determined. Additionally, if Bao Li should accept these assets in full payment, the judgement would be satisfied in full and no short fall in satisfying this judgement would occur with no liability to Golden Horse. In the event that a shortfall occurs, Golden Horse may initiate additional legal actions against King Fair with the intent that they should be responsible for any shortfalls. Therefore, the Company has not accrued a liability at this time related to this judgement.

Golden Horse is a consolidated 60% owned subsidiary of Beijing Fei Yun Viking Enterprises. Ltd. (Fei Yun Viking). Fei Yun Viking is a 96% owned subsidiary of Viking Capital Group, Inc.

7.   SEGMENTS

The Company's operations are classified into four principal reportable segments; real estate, chemical sales, construction, and garment manufacturing. All businesses are located and operate in the People's Republic of China. The real estate segment owns and operates a commercial and residential property. The chemical segment trades and transports chemical products. The construction segment is constructing a highway in the Jiangsu Province of the People's Republic of China. The garment manufacturing segment manufactures clothing specifically focusing on export garments. The only segment which is currently generating revenues is real estate.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies.


The following table presents information about the four segments for the six months ended June 30, 2002 (in thousands):

                      Real Estate      Chemical                         Garment
                         Sales           Sales       Construction    Manufacturing    Adjustment     Consolidated
                         -----           -----       ------------    -------------    ----------     ------------

Revenues from
external customers   $      1,674    $         --    $         --    $         --    $         14    $      1,688
Interest income                --              --              --              --             235             235
Interest expense           (1,416)             --              --              --             (65)         (1,481)
Depreciation and
amortization               (1,050)             --              --              --             (30)         (1,080)
Income (loss) from
equity accounted
investment                     --              --             (92)            (10)             --            (102)
Income tax benefit
(expense)                     (86)             --              --              --              --             (86)
Net income (loss)          (1,739)           (236)            (92)            (10)           (537)         (2,614)
Total assets              115,989           1,218           1,482             543          13,016         132,248


The real estate, chemical sales, construction and garment manufacturing segments represent the foreign operations in the People's Republic of China. The adjustments represent the corporate assets (including $11,630,604 of notes receivable from related parties and accrued interest on these notes of
$232,000), and the corporate expenses to reconcile segment amounts to consolidated balances.

During the six months ended June 30, 2001, the Company was in the development stage and had no operating segments.

8.   UNAUDITED PRO FORMA INFORMATION

Unaudited pro-forma financial information for the three and six months ended June 30, 2001, as though the acquisitions of Beijing Fei Yun Viking Enterprises Company, Ltd. and Wuxi Viking Garments Company, Ltd. had occurred on January 1, 2001 is as follows (in thousands):

                                      Three months ended   Six months ended
                                         June 30, 2001       June 30, 2001
                                         -------------       -------------

     Revenues                             $    1,162          $    2,325
                                          ==========          ==========
     Net loss                             $   (1,377)         $   (2,754)
                                          ==========          ==========

     Net loss per share:
       Basic and diluted                  $    (0.03)         $    (0.05)
                                          ==========          ==========


9. CUSTOMER DEPOSITS

During the second quarter of 2002, Golden Horse entered into a potential sale of a block of condominiums and has received $6,040,000 in connection with the transaction. Revenue has not been recorded on this potential sale as it may be necessary to return the cash to the buyer. Consequently a payable (liability) (customer deposits on the balance sheet) has been created in connection with the cash received.

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

     The Company expects to continue to acquire companies in China that have, on average U.S. dollars, $100 to $200 million in assets. The Company focuses on making acquisitions from China's privatization program and bank restructuring opportunities.

     Part of the expected continued success of the acquisition strategy is that the Company's stock has been well accepted in China and is expected to continue to be well accepted. The Company expects, however, that it will need additional cash for acquisitions and therefore desires and expects to raise significant amounts of capital to pursue acquisitions. The Company does not have committed capital sources at this time. The Company may also use companies or assets it already owns as all or part of the purchase price of future acquisitions.

     Capital raised will be for additional acquisitions, repurchase of existing outstanding preferred stock, fees and costs associated with acquisitions, working capital and potential debt reduction. Part of the Company's strategy in any acquisition is management's belief that a significant amount of debt at an acquisition candidate may be negotiated and settled at a significant discount. It is also management's belief that after the preferred stock is repurchased (which was used to purchase a portion of Beijing Fei Yun Viking Enterprises Company, Ltd. (Fei Yun Viking)), an additional 40% of Beijing Golden Horse Great Wall Estate Construction Company, Ltd. (Golden Horse) may be available for purchase under very favorable terms. The Company currently owns 60% of Golden Horse via Fei Yun and expects to pursue the remaining 40%.

     The Company has in the past been dependent upon raising capital for its U.S. administrative and management operations (Parent Operations). The Company has been successful in the past in meeting its Parent Operations cash needs from private investors and will continue to raise capital for these purposes from qualified private investors for the foreseeable future. During the second quarter of 2002, the Company raised approximately $173,500 to meet the needs of its Parent Operations. Potential increases to the Company's Parent Operation's cash needs include hiring additional employees in the financial and administrative departments and potential increases in professional fees associated with acquisitions and related audits. Operations in China will continue to manage their own cash needs except for acquisitions. Management believes that it can continue to raise funds from private investors for its cash needs in the U.S. The Company is expecting to raise significantly larger amounts of capital for the purposes described above, including working capital. However, there can be no degree of assurance that the Company can continue to raise capital from private investors or that it can raise funds from any other sources in large or small amounts.

     Consolidated liabilities at June 30, 2002 were $101.2 million versus $96.0 million at December 31, 2001 and are almost entirely associated with Golden Horse. These liabilities are expected to be repaid through sales of condominiums, rental income, and negotiated settlements. Part of the negotiated settlements may include the payment of a lump sum of money that is less than the full amount due to a creditor. Such funds may come from additional investments made into Viking. Other negotiated settlements may not require any cash and will be settled through an agreement for release of the liability. Approximately $6 million of liabilities were settled in December 2001 due to Viking management's negotiation efforts. There can be no degree of assurance given that management will continue to be successful in negotiating such settlements.


Discussion of Operations

     For the six months ended June 30, 2001, the Company was in the development stage and did not generate any revenues. The Company began generating revenues from its acquisitions which were effective in December 2001.

     Pursuant to a purchase agreement dated August 1, 2001 the Company acquired 25% of Fei Yun Viking, a Chinese holding company with two subsidiaries, an equity accounted investment and other assets. Subsequently the Company purchased an additional 71% of Fei Yun Viking bringing its total ownership to 96%. These transactions were effective in December 2001. Separately, 25% of Wuxi Viking Garments Company, Ltd. (Wuxi) was purchased late in 2001.

Revenues

     Rental income for the second quarter of 2002 was $805,000 versus $551,000 during the first quarter of 2002. This represents a 46% increase from the prior quarter. The Company did not generate any rental income during the first or second quarter of 2001. For comparison purposes, annual rental income generated by Golden Horse, before it was acquired by Fei Yun Viking, was approximately $735,000. During most of 2001, Sunshine Plaza was remodeling approximately 67% of its leaseable retail space to accommodate Pretty Mall and Wonderful Mart. Current rental income increases can be primarily attributed to higher retail sales of these two tenants after the Chinese New Year in the first quarter and higher total occupancy of retail space in general. The Company derives rent from Wonderful Mart and Pretty Mall based upon the tenant's sales.

     Condominium sales were $0 for the second quarter of 2002 versus $148,000 during the first quarter of 2002. Revenues from condominium sales during the first and second quarter of last year were zero. During the second quarter of 2002, Golden Horse entered into a potential sale of a block of condominiums and has received a cash deposit totalling $6,040,000 in connection with the transaction. Revenue has not been recorded on this potential sale as it may be necessary to return the cash to the buyer. Consequently, a liability (customer deposits on the balance sheet) has been created in connection with the cash received. For comparison purposes, condominium sales generated by Golden Horse, before it was acquired by Fei Yun Viking, for the entire year 2001, were approximately $9.3 million.

     Office-space sales during the second quarter were $170,000 (net of sales tax) versus zero in the first quarter 2002. Revenues during the second quarter of 2001 were zero. A decrease to the carrying value of office space held for sale had a significant negative impact to cost of revenues and net loss, but did not affect cash flows from operations. This write down is due to the fact that the office space was sold below book value and consequently, all remaining office space held for sale (not condominium space) was reduced in value to reflect the new lower current selling price. This non-cash expense, recorded within the cost of revenue heading on the income statement, is required to reflect inventory values at the lower of cost or market(recent sales). This non-cash adjustment reduced net income by $1,118,000.

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

     Beijing Fei Yun Viking Chemical Trading Co., Ltd. (Chemical Co.) is not actively brokering/trading chemicals at this time. The Chemical Co. requires proper capitalization for extending credit terms to its customers. During the second quarter of 2002, revenues were insignificant versus zero in the first quarter. Revenues during the first and second quarter of 2001 were zero. Significant revenues are not expected from this entity until it is properly capitalized. There are no imminent plans to capitalize this entity.

Equity Accounted Investments

     Viking's equity accounted investment in Wuxi Viking Garments Company, Ltd., generated approximately a $24,000 loss on the Company's statement of operations for the second quarter of 2002 versus a $14,000 gain in the first quarter of 2002.

     Fei Yun Viking's equity accounted investment in Lianyugang East Sea Highway Development and Management Company, Ltd. (Tollway) incurred a $73,000 loss during the second quarter of 2002 versus a $19,000 loss during the first quarter of 2002. Construction of the highway has not been completed as of June 30, 2002. Management's best estimate is that the highway will be completed late in the fourth quarter 2002.

General and Administrative Expenses

     Consolidated general and administrative costs from all operations for the second quarter of 2002 and 2001, were $1,541,000 and $318,000, respectively. The decrease is primarily attributable to the decrease in amortization/depreciation from $602,000 to $72,000 for the quarter ended June 30, 2002 and 2001, respectively.

Interest Expense

     Consolidated interest expense for the second quarter of 2002 and 2001 were $636,000 and $12,000 respectively. Consolidated interest expense for the first quarter of 2002 was $845,000. The increase in interest expense in the second quarter of 2002 compared to the same period in the proir year is due primarily to the acquisition of Fei Yun Viking completed in December of 2001 and its associated debt. Included in this debt is a past due note that is being renegotiated and consequently no interest payments have been made on this note, although interest is being accrued. See further discussion in liquidity section below regarding this loan.

Liquidity and Capital Resources

     Cash needs for general and administrative expenses at the Parent Company Level (Viking Capital Group, Inc. U.S. administrative and management level) have been satisfied by new promissory notes and sale of common stock. The Parent Company Level will continue to rely upon raising additional capital for its cash needs at least for the immediate future. The Company will also need to raise substantial additional capital for future acquisitions. Cash requirements at all other levels have been satisfied by cash generated from operations and short term borrowing in the normal course of operations.

     A subsidiary of Fei Yun Viking has an outstanding loan with a balance of approximately $18 million that is currently due on demand. The original loan maturity date was extended to September 2000. The loan was also amended, effective December 31, 2001, to carry a higher interest rate of 7.56% per annum and unpaid and overdue interest balances were to be charged a "penalty rate" of 8.93% per annum. Management is currently working towards a re-negotiated loan document so that this loan would no longer be due on demand and adjust other terms. If the bank demanded repayment of the loan, it would have a significant negative impact on liquidity of the Company if we could not refinance the loan through other sources. Management does not believe or expect that its current working relationship with the lender will change.

     For the six months ended June 30, 2002 and 2001, cash provided by (used in) operating activities was $6,883,000 and ($287,000) respectively.

     For the six months ended June 30, 2002 and 2001, cash used in investing activities was ($2,495) and ($53,000), respectively.

     For the six months ended June 30, 2002 and 2001, cash provided by financing activities was $1,877,000 and $330,000, respectively.

PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

In prior periods, Golden Horse entered into a sales agent agreement with King Fair International ("King Fair"). Subsequently, King Fair entered into an agreement to sell a block of Golden Horse apartments for $20,000,000 to Bao Li. This amount was paid by Bao Li to King Fair. As King Fair failed to pay this amount to Golden Horse, Golden Horse did not transfer the title of the apartments to Bao Li.

In 2000, Bao Li undertook legal action against Golden Horse and King Fair for the return of $20,000,000 together with accrued interest of $2,000,000. Subsequently, the court ordered King Fair and Golden Horse, with joint and several responsibilities, to repay the $20,000,000 and accrued interest of $8,000,000 to Bao Li.

In connection with this case, it is the Company's understanding that the court has frozen certain properties of King Fair in the Beijing Celebrities Building and 27% of the equity interest in the company that holds(owns) Beijing Celebrities Building. No assets of Golden Horse have been frozen. The value of the King Fair and related assets believed to be frozen by the court have not been determined. Additionally, if Bao Li should accept these assets in full payment, the judgement would be satisfied in full and no shortfall in satisfying this judgement would occur with no liability to Golden Horse. In the event that a shortfall occurs, Golden Horse may initiate additional legal actions against King Fair with the intent that they should be responsible for any shortfalls. At this time, the Company is unable to estimate its liability, if any, related to this matter and accordingly has not accrued any liability at June 30, 2002. Golden Horse is a consolidated 60% owned subsidiary of Beijing Fei Yun Viking Enterprises, Ltd. (Fei Yun Viking). Fei Yun Viking is a 96% owned subsidiary of Viking Capital Group, Inc.


Item 2. Changes in Securities

     During the quarter ended June 30, 2002, the Company sold common restricted shares (Class A Common) in private sales under exemption from registration under the Securities Act pursuant to Section 4(2) and/or Regulation D, Rule 506. Sales have been made to accredited investors only. In summary; 250,000 common shares were issued for services valued at $37,500, 200,000 common shares were issued for payment of promissory notes valued at $30,000, 5,000 common shares were returned to the Company in connection with a note receivable valued at $1,000, and 859,999 common shares were issued for cash of $140,500.


Item 5. Other Information

General

     The Company's common stock trades on the OTC Electronic Bulletin Board. Its symbol is "VGCP". Company information can be found on its web site at www.vcgi.com.

Risk Factors

     The Company faces substantial risks at all times. Some of these risks are listed here. This list is not intended to be an exhaustive description of risks, but as a reminder that there are substantial risks involved in investing in this stock or any stock. Persons inclined to invest in this Company or any company must do so after personal due diligence and a personal assessment of your risk tolerance. We encourage you to review this entire document and perform other information gathering of your own.


     1) Substantially all of our assets and revenues are currently derived from businesses in China. Additional risks pertaining to operating in a foreign country must be considered.

              There are additional risks to consider when making an investment in a non-U.S. company or a U.S. company like Viking Capital Group, Inc. that currently has substantially all of its assets and revenues derived in a non-U.S. country like China. Among these risks are the possible political or economic instability of the country, predicting international relations incorrectly, possibility of currency exchange controls, exchange rate risk, imposition of foreign withholding taxes or confiscatory taxation, seizure or nationalization of foreign deposits or accounts or other assets, adoption of adverse foreign government trade restrictions and changes in diplomatic relations.

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

     2) Our ability to acquire other companies is subject to substantial obstacles. Our failure to overcome any of these obstacles may materially and adversely affect our planned growth.

              One key element of our strategy is to acquire additional companies. The success of our acquisitions will depend on our ability to overcome substantial obstacles, such as the availability of acquisition candidates, our ability to compete successfully with other potential acquirors seeking similar or the same acquisition candidates, the availability of funds to finance acquisitions and the availability of management resources to oversee the operation of acquired businesses. The Company has limited resources and we can offer no assurance that we will succeed in consummating any additional acquisitions or that we will be able to integrate and manage any acquisitions successfully.

     3) The business is currently dependent upon a single business for its revenues, Sunshine Plaza.

               Sunshine Plaza has two revenue sources: The sale of condominiums and rental income from retail space. The revenues generated from condominium and office sales are highly variable and consequently, the income statement of the Company is currently highly variable. The rental income from retail space is largely dependent upon its two major tenants Pretty Mall and Wonderful Mart, who are controlled by one entity. The loss of these customers would materially and adversely affect results of operations. Pretty Mall and Wonderful Mart constitute 67% of the commercial leasable square feet at Sunshine Plaza. The leases with Pretty Mall and Wonderful Mart are 20 year leases expiring in 2021. Management of these malls have good reputations but no degree of assurance can be made as to future events. Management of Viking does not anticipate any significant change in the good standing of these tenants at this time.

     4) A substantial portion of our outstanding common stock is freely tradable and may be sold into the market at any time.

              An additional minimum of 15,800,000 common restricted shares will be eligible to have restrictions removed within a year. This could cause the market price of our common stock to drop significantly, even if our business is growing.

     5) Our common stock has experienced in the past, and is expected to experience in the future, significant price and volume volatility which substantially increases the risk of loss to persons owning our common stock.


Item 6.  Exhibits and Reports on Form  8-K

a)       Exhibits

Exhibit
Number         Description of Exhibit
------         ----------------------

99.1           Certification Of Chief Executive Officer Re:  Sarbanes-Oxley  Act
               Of 2002
99.2           Certification Of Chief Financial Officer Re:  Sarbanes-Oxley  Act
               Of 2002

b)       Reports on Form 8-K

         None

                                  SIGNATURES



         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                   VIKING CAPITAL GROUP, INC.

Dated: August 14,  2002                     By:  /s/ William J. Fossen
                                               ---------------------------------
                                               William J. Fossen, CEO


Dated: August 14, 2002                      By: /s/ Matthew W. Fossen
                                               ---------------------------------
                                               Matthew W. Fossen
                                               Chief Financial Officer
                                               President