Form 10QSB/A
period 2002-06-30
VIKING CAPITAL GROUP INC
filed 2002-08-16
CIK 886093

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


General and Administrative Expenses

     Consolidated G&A costs for the second quarter of 2002 and 2001, were $1,541,000 and $318,000, respectively. The increase is primarily attributable to the additional general and administrative costs associated with Fei Yun Viking, including Golden Horse. The depreciation/amortization portion of G&A cost is $602,000 and $72,000 for the quarters ended June 30, 2002 and 2001, respectively.


Interest Expense

     Consolidated interest expense for the second quarter of 2002 and 2001 were $636,000 and $12,000 respectively. Consolidated interest expense for the first quarter of 2002 was $845,000. The increase in interest expense in the second quarter of 2002 compared to the same period in the prior year is due primarily to the acquisition of Fei Yun Viking completed in December of 2001 and its associated debt. Included in this debt is a past due note that is being renegotiated and consequently no interest payments have been made on this note, although interest is being accrued. See further discussion in liquidity section below regarding this loan.

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


     For the six months ended June 30, 2002 and 2001, cash used in investing activities was ($2,495,000) and ($53,000), respectively.


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



                                                   VIKING CAPITAL GROUP, INC.

Dated: August 16,  2002                     By:  /s/ William J. Fossen
                                               ---------------------------------
                                               William J. Fossen, CEO


Dated: August 16, 2002                      By: /s/ Matthew W. Fossen
                                               ---------------------------------
                                               Matthew W. Fossen
                                               Chief Financial Officer
                                               President