Form 10QSB
period 2002-09-30
VIKING CAPITAL GROUP INC
filed 2002-11-15
CIK 886093

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the period ended September 30, 2002

                                       OR

[ ]  TRANSITION  REPORT  PURSUANT TO SECTION 13 OR 15 (d) OF THE EXCHANGE ACT OF
     1934

                     For the transition period from __ to __

                           Commission File No. 0-22744


                           VIKING CAPITAL GROUP, INC.
        (Exact name of small business issuer as specified in its charter)


                  Utah                                 87-0442090
     ---------------------------------     ---------------------------------
     (State or other jurisdiction of        (IRS Employer Identification No.)
      incorporation or organization)

        Two Lincoln Centre, Suite 300, 5420 LBJ FWY, Dallas, Texas 75240
        ----------------------------------------------------------------
                    (Address of principal executive offices)

                                 (972) 386-9996
                            -------------------------
                           (Issuer's telephone number)


--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

As of September 30, 2002, approximately 59,478,726 shares of Common Stock of the issuer were outstanding. As of September 30, 2002, 100,000 shares of Class B Common Stock of the issuer were outstanding.

                   VIKING CAPITAL GROUP, INC. AND SUBSIDIARIES


                                    CONTENTS




                                                                          PAGE
                                                                          ----

PART I. - FINANCIAL INFORMATION

Item 1. Financial Statements

     Consolidated Balance Sheets at September 30, 2002
         (Unaudited) and December 31, 2001..................................3

     Consolidated Statements of Operations (Unaudited) for the
         three months ended September 30, 2002 and 2001.....................5

     Consolidated Statements of Operations (Unaudited) for the
         nine months ended September 30, 2002 and 2001......................6

     Consolidated Statements of Cash Flows (Unaudited) for the
         nine months ended September 30, 2002 and 2001......................7

     Notes to Consolidated Financial Statements.............................9

Item 2. Management's Discussion and Analysis or Plan of Operations.........16

Item 3. Controls and Procedures............................................22


PART II. - OTHER INFORMATION

Item 1.  Legal Matters.....................................................22

Item 2.  Changes in Securities.............................................23

Item 5. Other Information..................................................23

Item 6.  Exhibits and reports on Form 8-K..................................27

SIGNATURES.................................................................28

EXHIBITS...................................................................31


                   VIKING CAPITAL GROUP, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                               (expressed in US $)


                                     ASSETS
                                     ------

                                                                   (Unaudited)
                                                                  September 30,     December 31,
                                                                       2002             2001
                                                                  -------------    -------------
                                                                          (in thousands)
CURRENT ASSETS
   Cash and cash equivalents                                      $       7,380            7,191
   Other receivables                                                        536              719
   Mortgage notes receivable                                             13,597           15,797
   Notes receivable and accrued interest, net of allowance of
     $191,000 and $131,000 (including related party amounts of
     $100,000 and $60,000 at September 30, 2002 (unaudited) and
     December 31, 2001, respectively                                        104               60
   Deposit                                                                1,210            1,210
   Real estate held for sale                                             49,380           50,592
                                                                  -------------    -------------

        Total current assets                                             72,207           75,569

PROPERTY AND EQUIPMENT
   Building                                                              37,543           37,543
   Computer equipment                                                       157              157
   Furniture and office equipment                                            43               43
   Vehicles                                                                  39               39
   Building improvements                                                    675              640
                                                                  -------------    -------------

                                                                         38,457           38,422

   Accumulated depreciation and amortization                             (1,769)            (173)
                                                                  -------------    -------------

             Net property and equipment                                  36,688           38,249

CAPITALIZED SOFTWARE, net of accumulated amortization
   of $361,000                                                              413              413

NOTES AND OTHER RECEIVABLES FROM RELATED PARTIES                         14,245           12,876

INVESTMENTS IN AFFILIATES                                                 2,013            2,118

OTHER ASSETS                                                                 42               44
                                                                  -------------    -------------

TOTAL ASSETS                                                      $     125,608    $     129,269
                                                                  =============    =============


The accompanying notes are an integral part of these consolidated financial statements.

                   VIKING CAPITAL GROUP, INC. AND SUBSIDIARIES

                     CONSOLIDATED BALANCE SHEETS - Continued
                               (expressed in US $)


                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

                                                                        (Unaudited)
                                                                       September 30,     December 31,
                                                                            2002             2001
                                                                       -------------    -------------
                                                                               (in thousands)
CURRENT LIABILITIES
  Current maturities of long-term debt (including $198,000 due to related parties, net of unamortized debt discount of $44,000 and $48,000 at September 30, 2002 (unaudited) and
     December 31, 2001, respectively)                                  $      20,115    $      19,960
  Accounts payable                                                            11,937           12,454
  Accrued officers' salaryand payroll taxes                                    1,596            1,658
  Other payables                                                              11,844           12,642
  Due to related parties                                                         586            1,174
  Deferred income tax liability                                               12,980           13,737
  Current income taxes payable                                                   567              568
  Other accrued expenses                                                       9,596            8,320
                                                                       -------------    -------------

             Total current liabilities                                        69,221           70,513

LONG-TERM DEBT, less current portion                                          25,531           25,531
                                                                       -------------    -------------

             Total liabilities                                                94,752           96,044

NON-CONTROLLING INTEREST                                                       7,998            8,091

STOCKHOLDERS' EQUITY
  Preferred stock $1.00 par value; 50,000,000 shares authorized:
     Series 2001 Callable Preferred Stock $1.00 par value; 5,000,000 shares authorized, 1,800,000 shares issued and outstanding
        (liquidation preference of $18,000,000)                                1,800            1,800
  Common stock $0.001 par value; 150,000,000 shares authorized,
     67,504,351 and 64,361,485 shares issued at September 30, 2002
     (unaudited) and December 31, 2001, respectively                              68               64
  Common stock Class B $0.001 par value; 100,000 shares authorized,
     issued and outstanding                                                     --               --
  Additional paid-in capital                                                  36,829           36,205
  Accumulated deficit                                                        (12,798)          (9,894)
                                                                       -------------    -------------
                                                                              25,899           28,175

             Less treasury stock; 8,025,625 shares at cost                    (3,041)          (3,041)
                                                                       -------------    -------------

             Total stockholders' equity                                       22,858           25,134
                                                                       -------------    -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                             $     125,608    $     129,269
                                                                       =============    =============


The accompanying notes are an integral part of these consolidated financial statements.

                   VIKING CAPITAL GROUP, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                               (expressed in US $)

                                                                                   (Unaudited)
                                                                         Three Months Ended September 30,
                                                                               2002              2001
                                                                         --------------    --------------
                                                                       (in thousands, except loss per share)
REVENUES
     Rental income                                                       $          556    $           --
     Sales of real estate, net of sales taxes                                        --                --
     Other                                                                           --                --
                                                                         --------------    --------------

         Total revenues                                                             556                --

COST OF REVENUE
     Cost of real estate sales                                                       --                --
     Selling expenses                                                               (72)               --
                                                                         --------------    --------------

         Total cost of revenue                                                      (72)               --
                                                                         --------------    --------------

GROSS PROFIT                                                                        484                --

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                                     (1,049)             (396)
                                                                         --------------    --------------

Loss from operations                                                               (565)             (396)

OTHER INCOME (EXPENSE)
     Interest income (including $117,000 and $0 from related parties)               119                 3
     Interest expense (including $2,000 and $1,000 to related parties)             (780)              (12)
     Loss from equity accounted investments                                         (15)               --
     Other income                                                                    31                --
                                                                         --------------    --------------

         Total other income (expense)                                              (645)               (9)
                                                                         --------------    --------------

Loss before provision for income taxes and non-controlling interest              (1,210)             (405)

         Income tax benefit                                                         844                --
                                                                         --------------    --------------

Loss before non-controlling interest                                               (366)             (405)

NON-CONTROLLING INTEREST                                                             76                --
                                                                         --------------    --------------

NET LOSS                                                                 $         (290)   $         (405)
                                                                         ==============    ==============

BASIC AND DILUTED LOSS PER SHARE                                         $        (0.00)   $        (0.01)
                                                                         ==============    ==============

WEIGHTED-AVERAGE NUMBER OF SHARES
     OUTSTANDING - BASIC AND DILUTED                                             59,192            39,007
                                                                         ==============    ==============


The accompanying notes are an integral part of these consolidated financial statements.

                   VIKING CAPITAL GROUP, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                               (expressed in US $)

                                                                                  (Unaudited)
                                                                         Nine Months Ended September 30,
                                                                              2002             2001
                                                                         -------------    -------------
                                                                     (in thousands, except loss per share)
REVENUES
     Rental income                                                       $       1,912    $          --
     Sales of real estate, net of sales taxes                                      318               --
     Other                                                                          14               --
                                                                         -------------    -------------

         Total revenues                                                          2,244               --

COST OF REVENUE
     Cost of real estate sales                                                  (1,482)              --
     Selling expenses                                                             (153)              --
                                                                         -------------    -------------

         Total cost of revenue                                                  (1,635)              --
                                                                         -------------    -------------

GROSS PROFIT                                                                       609               --

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                                    (3,475)          (1,139)
WRITE OFF OF MORTGAGE NOTES RECEIVABLE                                            (139)              --
                                                                         -------------    -------------

Loss from operations                                                            (3,005)          (1,139)

OTHER INCOME (EXPENSE)
     Interest income (including $349,000 and $0 from related parties)              354                6
     Interest expense (including $6,000 and $1,000 to related parties)          (2,261)             (35)
     Loss from equity accounted investment                                        (117)              --
     Other income                                                                   36               --
                                                                         -------------    -------------

         Total other income (expense)                                           (1,988)             (29)
                                                                         -------------    -------------

Loss before provision for income taxes and non-controlling interest             (4,993)          (1,168)

         Income tax benefit                                                        758               --
                                                                         -------------    -------------

Loss before non-controlling interest                                            (4,235)          (1,168)

NON-CONTROLLING INTEREST                                                         1,331               --
                                                                         -------------    -------------

NET LOSS                                                                 $      (2,904)   $      (1,168)
                                                                         =============    =============

BASIC AND DILUTED LOSS PER SHARE                                         $       (0.05)   $       (0.03)
                                                                         =============    =============

WEIGHTED-AVERAGE NUMBER OF SHARES
     OUTSTANDING - BASIC AND DILUTED                                            58,180           37,420
                                                                         =============    =============


The accompanying notes are an integral part of these consolidated financial statements.

                   VIKING CAPITAL GROUP, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (expressed in US $)
                                 (in thousands)

                                                                         (Unaudited)
                                                                Nine Months Ended September 30,
                                                                     2002             2001
                                                                -------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                                   $      (2,904)   $      (1,168)
     Non cash charges included in operations
         Depreciation and amortization                                  1,628              221
         Amortization of deferred financing costs                          65               --
         Common stock issued for services                                 136              127
         Stock options issued for services                                 52               47
         Note payable issued for interest expense                          --                1
         Gain on disposal of asset                                        (25)              --
         Loss from equity accounted in affiliates                         117               --
         Non-controlling interest                                      (1,331)              --
         Write off of mortgage notes receivable                           139               --
         Write off of accounts receivable                                 248               --
     Changes in assets and liabilities
         (Increase) decrease in real estate held for sale               1,305               --
         (Increase) decrease in mortgage loans receivables              1,968               --
         (Increase) decrease in accrued interest receivable                (5)              (6)
         (Increase) decrease in other assets and receivables              (65)              55
         Increase (decrease) in accounts payable                         (519)             (25)
         Increase (decrease) in accrued officers' salary and
            payroll taxes                                                  --              309
         Increase (decrease) in customer deposits                          --               --
         Increase (decrease) in other accrued expenses                  1,206               --
         Increase (decrease) in deferred income tax liability            (758)              --
         Increase (decrease) in other payables                           (772)              --
         Increase (decrease) in interest payable                           --               15
                                                                -------------    -------------

Net cash provided by (used in) operating activities                       485             (424)

CASH FLOWS FROM INVESTING ACTIVITIES
     Purchases of property, plant and equipment                           (70)              --
     Proceeds from sale of property, plant and equipment                   30               --
     Loans made                                                            (4)             (83)
     Loans made to shareholders                                           (42)              --
     Advances to related parties                                         (478)              --
                                                                -------------    -------------

Net cash used in investing activities                                    (564)             (83)



                                 - Continued -


The accompanying notes are an integral part of these consolidated financial statements.

                   VIKING CAPITAL GROUP, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued
                               (expressed in US $)
                                 (in thousands)

                                                                          (Unaudited)
                                                                Nine Months Ended September 30,
                                                                     2002             2001
                                                                -------------    -------------
CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from notes payable                                $         312    $         184
     Advances from and repayments to related parties, net                (879)              --
     Repayments of notes payable                                         (213)             (30)
     Repayments of capital lease obligations                               --              (10)
     Proceeds from sale of common stock                                   287              500
     Capital contributions                                                761               --
                                                                -------------    -------------

Net cash provided by financing activities                                 268              644
                                                                -------------    -------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                 189              137

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                        7,191               13
                                                                -------------    -------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                      $       7,380    $         150
                                                                =============    =============

SUPPLEMENTAL DISCLOSURES

     Cash flow information:

         Interest paid                                          $         781    $          10
         Income taxes paid                                                 --               --

     Non-cash financing activities:

         Common stock issued for:
             Repayment of notes payable                                    84               51
             Payment of interest                                            6                1

     Common stock cancelled for conversion of note receivable               1               60

     Marketable securities acquired for note payable                       --                9

     Beneficial conversion                                                 34               --

     Debt discount resulting from the issuance
         of options to obtain debt financing                               28               --



The accompanying notes are an integral part of these consolidated financial statements.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


1.       BASIS OF PRESENTATION

The consolidated interim financial statements include the accounts of Viking Capital Group, Inc. and its subsidiaries (collectively the "Company").

The consolidated interim financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principals ("GAAP") have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the consolidated financial statements and related notes included in the Company's Form 10-KSB as of and for the year ended December 31, 2001.

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


2.       NOTES PAYABLE

During the third quarter of 2002, the Company entered into a promissory note payable for $50,000. This note bears interest at 12%, is secured by all assets of Viking and matures on August 21, 2003. Interest payments are due quarterly.

Additionally, during the third quarter, the Company entered into new convertible notes payable totaling $258,393, including $110,000 to related parties. The new convertible notes include $91,784 of renewed existing convertible notes plus accrued interest of $9,609 converted into note payables. The convertible notes bear interest at rates ranging from 10% - 12%, are secured by the assets of Viking, are convertible into Viking common restricted stock at rates ranging from $0.10 - $0.16 and mature through September 2003. Interest on these notes is due annually.

During the second quarter of 2002, the Company entered into promissory notes payable with related parties totaling $25,000. These notes bear interest at 12%, are secured by all assets of Viking and are due on demand. Additionally, during the second quarter, the Company entered into a new convertible note for $8,000. This note bears interest at 12%, is secured by the assets of Viking, is convertible at $0.30 per share of common stock and is due on demand. Interest payments on these notes are due annually. During the second quarter, notes payable totaling $30,000 were converted into 200,000 shares of common stock and payments of $10,000 were made on the notes payable. The Company also repaid a note totaling $8,978 through the return of stock that was held by the Company.



The accompanying notes are an integral part of these consolidated financial statements.

During the first quarter of 2002, the Company entered into new convertible notes totaling $207,000. These notes bear interest at 12%, are secured by the assets of Viking and are due on demand. Interest payments on these notes are due annually. Additionally, during the first quarter, notes payable totaling $54,000 and related accrued interest of $6,480 were converted into 403,200 shares of common stock and payments of $10,000 were made on the notes payable.

During the nine months ended September 30, 2002, Beijing Golden Horse Great Wall Construction Co., Ltd ("Golden Horse"), a subsidiary of the Company, made payments on short-term bank loans totaling $193,000.

Additionally, Golden Horse has a loan totaling approximately $1.45 million that, as of October 31, 2002, is in technical default until current negotiations are contractually agreed upon. The current negotiations have resulted in the lender and Golden Horse reaching a tentative verbal agreement in which Golden Horse will repay approximately $145,000 monthly for the next three months while negotiations to restructure the debt continue. This loan, along with a long term loan of approximately $25.5 million due to the same lending institution, is collateralized by a portion of the real estate owned by Golden Horse.

Golden Horse also has an outstanding loan with a balance of approximately $18 million that is currently due on demand. The original loan maturity date was extended to September 2000. The loan was also amended, effective December 31, 2001, to carry a higher interest rate of 7.56% per annum and unpaid and overdue interest balances were to be charged a "penalty rate" of 8.93% per annum. The Company is currently working towards a re-negotiated loan document so that this loan would no longer be due on demand and to adjust other terms. This loan is collateralized by a portion of the real estate owned by Golden Horse and a portion of the real estate held for sale.


3.       RELATED PARTY TRANSACTIONS

During the nine months ended September 30, 2002, the Company entered into $41,000 of promissory notes receivable with related parties. These notes bear interest ranging from 6% - 8% and mature through October 2003 or on demand. At September 30, 2002, there were $100,000 in promissory notes receivable from related parties. Additionally, at September 30, 2002, there were $198,000 in promissory notes payable to related parties. During the nine months ended September 30, 2002, the Company issued 100,000 common restricted shares valued at $20,000 and 100,000 common restricted share options to a related party for services. The options are exercisable for two years at the rate of $0.20 per share.

During the nine months ended September 30, 2002, the Company had net advances of $176,000 to a shareholder of Golden Horse, $426,000 to an entity related to a shareholder of Golden Horse and $301,000 to an entity owned by two directors of Beijing Fei Yun Viking Enterprises Company, Ltd. ("Fei Yun Viking"). At September 30, 2002, amounts due from related parties totaled $2,615,000. This balance includes $314,000 that is due to Golden Horse from a shareholder of Golden Horse, $427,000 that is due to Golden Horse from an entity related to a shareholder of Golden Horse and $1,874,000 that is due from an entity that is owned by two directors of Fei Yun Viking. Advances to a shareholder of Golden Horse include an advance made during the second quarter of 2002 resulting from a judgment ordering the Company to deliver three office units which were sold through an auction to pay a litigation settlement on behalf of the shareholder. The shareholder of Golden Horse has agreed to repay the Company for the cost of these units totaling $179,000 and accordingly the Company has recorded this



The accompanying notes are an integral part of these consolidated financial statements.

amount as a receivable. The amounts due from the related parties are unsecured, bear no interest and have no fixed terms of repayment.

During the nine months ended September 30, 2002, the Company received net advances of $105,000 from related parties. At September 30, 2002, amounts due to related parties from Fei Yun Viking totaled $586,000. Additionally, during the second quarter, $1,339,000 that was advanced to the Company during the first quarter of 2002, from China Land Property, an entity related to a shareholder of Golden Horse, was offset against repayments made to China Land Properties. The amounts due to related parties are unsecured, bear no interest and have no fixed terms of repayment.

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


4.       SHAREHOLDERS' EQUITY

During the third quarter of 2002, the Company issued 108,667 shares of common stock for cash of $16,300 and 610,000 shares of common stock for services valued at $73,500. Additionally, during the third quarter, the Company granted 350,000 stock options to a non-employee for services valued at $21,134. These options have an exercise price of $0.15, vest immediately and expire within one year. The value of these options has been recorded as consulting expense. During the third quarter, the Company also granted 333,333 stock options valued at $27,537 in connection with obtaining debt financing, which have an exercise price of $0.15. The value of these options has been recorded as a debt discount and is being amortized over the term of the related debt.

During the second quarter of 2002, the Company issued 859,599 shares of common stock for cash of $140,500; 250,000 shares of common stock for services valued at $37,500; 5,000 shares of common stock that were issued for a note receivable were returned; and 200,000 shares of common stock were issued as the result of the conversion of a $30,000 note payable.

During the first quarter of 2002, the Company issued 591,000 shares of common stock for cash of $130,500; 120,000 shares of common stock for services valued at $25,000; and 5,000 shares of common stock for a $1,000 note receivable. Additionally, during the first quarter of 2002, the Company granted 9,850,000 stock options to employees for common restricted stock exercisable at $0.20 per share that expire in five years for compensation. The Company also issued 26,000 stock options for common restricted stock exercisable at $0.50 per share that expire in six months in connection with the purchase of common restricted shares for cash. Additionally, the Company issued 200,000 stock options to non-


The accompanying notes are an integral part of these consolidated financial statements.

employees for services with exercise prices ranging from $0.20 - $0.30 per share, which expire in two years. The Company also granted 224,000 common restricted stock options in connection with $64,480 of debt and interest converting to stock that have an exercise price of $0.50 per share and expire within one year.


5.       GOING CONCERN UNCERTAINTY

The consolidated financial statements have been prepared on the assumption that the Company will continue as a going concern. The Company has experienced recurring losses from operations including the periods since its acquisition of businesses in China as discussed below. Additionally at September 30, 2002 the Company's current liabilities significantly exceeded its current liquid assets. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

In December 2001 the Company completed the acquisition of Fei Yun Viking, an entity based in Beijing, China. The Company expects to generate cash flows from operations from its Chinese subsidiaries but has verbally agreed not to withdraw funds up to the Company during its first year of control. The Company also plans to reduce current debt levels and related interest expense through negotiations with debt holders although the likelihood of success of the negotiations can not be predicted at this time. In the meantime, the Company will continue to incur expenses relating to corporate overhead and activities in connection with managing the Company's investments and considering additional opportunities. The Company has been and continues to be dependent upon outside financing in the form of debt and equity to perform its business development activities and cover current overhead expenses. Although the Company has been successful in raising capital in the past, if the Company is unable to raise capital, it may be required to sell assets or reduce the level of its operations. Such actions could have a material adverse effect on the Company's business and operations.

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


6.       CONTINGENCIES

In early 1995, Golden Horse entered into a sales and purchase agreement through a sales agent, King Fair International ("King Fair") to sell properties with an area of approximately 90,400 square feet at Sunshine Plaza for US$13,942,000 to Jindu Qiaoye ("Jindu").



The accompanying notes are an integral part of these consolidated financial statements.

In December 1995, this sales and purchase agreement was pledged by Hainan Huaqiao Investment Co., Ltd. ("Hainan"), the holding company of Jindu, as security to Zhongguo Great Wall Industrial Co., Ltd. ("ZGWI") (a third party) in a transaction in which Hainan borrowed US$10,000,000 from ZGWI.

As King Fair was also a debtor of Hainan under separate loan(s) totaling at least $10,000,000 in August 1996, King Fair agreed to repay US$10,000,000 to ZGWI to offset its debt due to Hainan. As ZGWI did not receive any funds from King Fair nor Hainan subsequently, ZGWI undertook legal action against the parties involved, namely Hainan, Jindu and Golden Horse in 2000. Jindu and Golden Horse were involved in this case because the original loan from ZGWI was secured by the sales and purchase agreement signed by these two parties.

In December 2000, it was held by the Court that Hainan was liable to repay the amounts to ZGWI. Golden Horse was held not liable to release the title of the pledged properties to Hainan, Jindu and ZGWI as the court considered that the security of the loan is not affected and there had been no agreement entered into between Golden Horse and ZGWI.

In 2002, Hainan undertook legal action against King Fair, as a debtor of Hainan, and Golden Horse for the amounts of US$10,000,000 and accrued interest of US$1,940,000.

In July 2002, the court held that King Fair is liable to repay the balance due to Hainan. The court held that after King Fair repays the debts due to Hainan, Golden Horse has joint and several responsibilities to transfer the title of the properties that were the subject of the original sales and purchase agreement to King Fair. In the event that King Fair fails to make the repayment, Golden Horse is liable to transfer the title of the properties to Hainan. Golden Horse is currently involved in another legal action with King Fair where King Fair allegedly did not remit to Golden Horse funds it received for the sale of Golden Horse's condominium properties. The properties related to the original purchase and sale agreement in this case have subsequently been sold to other parties.

The Company represents that they disagree with the court's decision and after having obtained legal advice, lodged an appeal application in August 2002. At this time, the Company is unable to estimate its liability, if any, related to this matter and accordingly has not accrued any liability at September 30, 2002 related to this judgement.

A separate case involving King Fair, as follows, was previously disclosed. In prior periods, Golden Horse entered into a sales agent agreement with King Fair International ("King Fair"). Subsequently, King Fair entered into an agreement to sell a block of Golden Horse apartments for $20,000,000 to Bao Li, a Chinese company. This amount was paid by Bao Li to King Fair. As King Fair failed to pay this amount to Golden Horse, Golden Horse did not transfer the title of the apartments to Bao Li.

In 2000, Bao Li undertook legal action against Golden Horse and King Fair for the return of $20,000,000 together with accrued interest of $2,000,000. Subsequently, the court ordered King Fair and Golden Horse, with joint and several responsibilities, to repay the $20,000,000 and accrued interest of $8,000,000 to Bao Li.

In connection with this case, it is the Company's understanding that the court has frozen certain properties of King Fair in the Beijing Celebrities Building and 27% of the equity interest in the company that holds(owns) Beijing Celebrities Building. No assets of Golden Horse have been frozen. The value of the King Fair and related assets believed to be frozen by the court have not been



The accompanying notes are an integral part of these consolidated financial statements.

6.       CONTINGENCIES (Continued)

determined. Additionally, if Bao Li should accept these assets in full payment, the judgement would be satisfied in full and no shortfall in satisfying this judgement would occur with no liability to Golden Horse. In the event that a shortfall occurs, Golden Horse may initiate additional legal actions against King Fair with the intent that they should be responsible for any shortfalls. At this time, the Company is unable to estimate its liability, if any, related to this matter and accordingly has not accrued any liability at September 30, 2002.

Golden Horse is a  consolidated  60% owned  subsidiary of Beijing Fei Yun Viking
Enterprises,  Ltd. (Fei Yun Viking). Fei Yun Viking is a 96% owned subsidiary of
Viking Capital Group, Inc.


7.       EQUITY ACCOUNTED INVESTMENTS

Lianyungang East Sea Highway Development & Management Co., Ltd. ("Highway"), an equity accounted investment of the Company, has two outstanding loans totaling approximately $3.3 million that are in technical default at September 30, 2002.
Highway is currently negotiating with both lenders to renew these loans.


8.       SEGMENTS

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

The following table presents information about the four segments for the nine months ended September 30, 2002 (in thousands):

                       Real Estate   Chemical                       Garment
                          Sales        Sales     Construction    Manufacturing    Adjustment   Consolidated
                          -----        -----     ------------    -------------    ----------   ------------

Revenues from
  external customers   $   2,230    $      --      $      --      $      --       $      14      $   2,244
Interest income               --           --             --             --             354            354
Interest expense          (2,137)          --             --             --            (124)        (2,261)
Depreciation and
  amortization            (1,627)          --             --             --             (66)        (1,693)
Income (loss) from
  equity accounted
  investment                  --           --           (144)            27              --           (117)
Income tax benefit
  (expense)                  758           --             --             --              --            758
Net income (loss)         (1,718)        (238)          (144)            27            (831)        (2,904)
Total assets             109,217        1,215          1,433            580          13,163        125,608


The accompanying notes are an integral part of these consolidated financial statements.

The real estate, chemical sales, construction and garment manufacturing segments represent the foreign operations in the People's Republic of China. The adjustments represent the corporate assets (including $11,630,604 of notes receivable from related parties and accrued interest on these notes of
$349,000), and the corporate expenses to reconcile segment amounts to consolidated balances.

During the nine months ended September 30, 2001, the Company was in the development stage and had no operating segments.


9.       UNAUDITED PRO FORMA INFORMATION

Unaudited pro-forma financial information for the three and nine months ended September 30, 2001, as though the acquisitions of Beijing Fei Yun Viking Enterprises Company, Ltd. and Wuxi Viking Garments Company, Ltd. had occurred on January 1, 2001 is as follows (in thousands):

                                     Three months ended   Nine months ended
                                     September 30, 2001   September 30, 2001
                                     ------------------   ------------------


     Revenues                            $    1,162          $    3,487
                                         ==========          ==========
     Net loss                            $   (1,489)         $   (4,243)
                                         ==========          ==========

     Net loss per share:
       Basic and diluted                 $    (0.03)         $    (0.08)
                                         ==========          ==========


10.      ADJUSTMENT TO CARRYING VALUE OF OFFICE SPACE HELD FOR SALE

During the nine months ended September 30, 2002, a decrease to the carrying value of office space held for sale had a significant negative impact to cost of revenues and net loss, but did not affect cash flows from operations. This write down cost is due to the fact that certain office space was sold, during the second quarter of 2002, below book value and consequently, all remaining office space held for sale (not condominium space) was reduced in value to reflect the new lower current selling price. This non-cash expense, recorded within the cost of revenue heading on the income statement, is required to reflect inventory values at the lower of cost or market(recent sales). This non-cash adjustment reduced net income by $1,118,000 during the nine month period ended September 30, 2002.


11.      SUBSEQUENT EVENTS

Subsequent to September 30, 2002, the Company repaid $47,450 in principal and interest to promissory note holders. The Company also sold a total of 2,125,000 common restricted shares for $170,000 cash.



The accompanying notes are an integral part of these consolidated financial statements.

Item 2. Management's Discussion and Analysis or Plan of Operations.

     The  following   discussion   should  be  read  in  conjunction   with  the
consolidated financial statements and related notes and the other information included in this report.


Forward Looking Statements

     This Quarterly Report on Form 10-QSB contains certain "forward-looking" statements as such term is defined in the Private Securities Litigation Reform Act of 1995 and information relating to the Company and its subsidiaries that are based on the beliefs of the Company's management as well as assumptions made by and information currently available to the Company's management. When used in this report, the words "anticipate," "believe," "estimate," "expect" and "intend" and words or phrases of similar import, as they relate to the Company or its subsidiaries or Company management, are intended to identify forward-looking statements. Such statements reflect the current risks, uncertainties and assumptions related to certain factors including, without limitations, both inside and outside the U.S., changes or anticipated changes in regulatory environments, competitive factors, general economic conditions, customer relations, relationships with vendors, Viking and its subsidiaries' ability to recruit and retain skilled personnel, the interest rate environment, governmental regulation and supervision, international relations between the U.S. and foreign countries, seasonality, distribution networks, telecommunication networks, product introductions and acceptance, technological change, changes in industry practices, timely completion and successful integration of acquisitions, economic, social and political conditions in the countries in which Viking, its customers or its suppliers operate including security risks, possible disruptions in the communication and transportation networks and fluctuations in foreign currency exchange rates, one-time events and other factors described herein and in other filings made by the Company with the Securities and Exchange Commission. Based upon changing conditions, should any one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or
intended.   The  Company  does  not  intend  to  update  these   forward-looking
statements.


Plan of Operations

     Viking Capital Group, Inc.("Viking") is a diversified international holding company whose mission is to become the recognized leader at creating extraordinary long-term value for its shareholders through acquisitions. To achieve our mission, Viking identifies businesses for acquisition that are currently not optimizing opportunities that are available. To determine the opportunities available, Viking looks at the overall business environment with a clear focus on fundamental changes in politics, regulation, technology and world economics.

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

     Part of the expected continued success of the acquisition strategy is that the Company's stock has been well accepted in China and is expected to continue to be well accepted. The Company expects, however, that it will need additional cash during the next twelve months for acquisitions and therefore desires and expects to raise significant amounts of capital to pursue acquisitions, during that period of time. The Company does not have committed capital sources at this time. The Company may also use companies or assets it already owns as all or part of the purchase price of future acquisitions.

     Capital raised will be for additional acquisitions, repurchase of existing outstanding preferred stock, fees and costs associated with acquisitions, working capital and potential debt reduction. Part of the Company's strategy in any acquisition is management's belief that a significant amount of debt at an acquisition candidate may be negotiated and settled at a significant discount. It is also management's belief that after the preferred stock is repurchased (which was used to purchase a portion of Fei Yun Viking ), an additional 40% of Golden Horse may be available for purchase under very favorable terms. The Company currently owns 60% of Golden Horse via Fei Yun Viking and expects to pursue the remaining 40%.

     The Company has in the past been dependent upon raising capital for its U.S. administrative and management operations (Parent Operations). The Company has been successful in the past in meeting its Parent Operations cash needs from private investors and will continue to raise capital for these purposes from qualified private investors for the foreseeable future. During the three months ended September 30, 2002, the Company raised approximately $223,300 to meet the needs of its Parent Operations. Potential increases to the Company's Parent Operations cash needs include hiring additional employees in the financial and administrative departments and potential increases in professional fees associated with acquisitions and related audits. Operations in China will continue to manage their own cash needs except for acquisitions. Management believes that it can continue to raise funds from private investors for its cash needs in the U.S.. The Company is expecting to raise significantly larger amounts of capital for the purposes described above, including working capital. However, there can be no degree of assurance that the Company can continue to raise capital from private investors or that it can raise funds from any other sources in large or small amounts.

     Consolidated liabilities at September 30, 2002 were $94.8 million versus $96.0 million at December 31, 2001 and are almost entirely associated with Golden Horse. These liabilities are expected to be repaid through sales of condominiums, rental/lease income, and negotiated settlements. Part of the negotiated settlements may include the payment of a lump sum of money that is less than the full amount due to a creditor. Such funds may come from additional investments made into Viking. Other negotiated settlements may not require any cash and will be settled through an agreement for release of the liability. Approximately $6 million of liabilities were settled in December 2001 due to Viking management's negotiation efforts. There can be no degree of assurance given that management will continue to be successful in negotiating such settlements.


Discussion of Operations

     For the nine months ended September 30, 2001, the Company was in the development stage and did not generate any revenues. The Company began generating revenues from its acquisitions that were effective in December 2001.

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

FOR THE THREE MONTH PERIOD ENDED SEPTEMBER 30, 2002

Revenues

     The Company currently generates revenues from Golden Horse (Sunshine Plaza) operations only. Golden Horse is a subsidiary of Fei Yun Viking. There are two types of revenue; rental income and property sales. Rental income is derived from retail stores, apartments/condominiums, and office space. The largest tenants are Pretty Mall, a retail shopping center that is primarily clothing and Wonderful Mart, a groceries and sundries store. Rent from these two entities is primarily based upon a percentage of sales made by the tenant. Rental income is also derived from other retail stores such as restaurants. The second type of income is from the sale of condominiums and office space.

     Total revenues for the three month period ended September 30, 2002 were $556,000 versus $0 for the comparable period in 2001. The increase is due to rental income derived from the acquisition of Fei Yun Viking and its subsidiary, Golden Horse, effective in December 2001.

     Rental income for the three months ended September 30, 2002 was $556,000. Rental income for the three month periods ended March 31, 2002 and June 30, 2002 were $551,000 and $805,000, respectively. Sales increased during the second quarter of 2002 versus the first quarter of 2002 due to the Chinese holidays that caused the stores to be closed in the first quarter. Sales decreased in the third quarter compared to the second quarter due primarily to Pretty Mall's management's decision to change a portion of the mall's area from clothing sales to furniture sales. Furniture sales are expected to begin in the fourth quarter of 2002.

     There were no condominium sales for the three months ended September 30, 2002. Condominium sales for the three month periods ended March 31, 2002 and June 30, 2002 were $148,000(net of sales tax) and $0 respectively.

     There were no office-space sales during the three months ended September 30, 2002. Office-space sales during the three month periods ended March 31, 2002 and June 30, 2002 were $0 and $170,000(net of sales tax) respectively. Please see the discussion of Office-space sales in the Nine Month Period comparison portion for further important information regarding Office-space sales.

     Beijing Fei Yun Viking Chemical Trading Co., Ltd. (Chemical Co.) is not actively brokering/trading chemicals at this time. The Chemical Co. requires proper capitalization for extending credit terms to its customers. No revenues were generated during the three months ended September 30, 2002. Significant revenues are not expected from this entity until it is properly capitalized. There are no imminent plans to capitalize this entity.

Equity Accounted Investments

     During the third quarter of 2002, Viking's equity accounted investment in Wuxi Viking Garments Company, Ltd. generated approximately $36,000 of net income versus a net loss of $24,000 during the second quarter and $14,000 of net income during the first quarter of 2002. Wuxi Viking was acquired during the fourth quarter of 2001 and accordingly no activity prior to this point is reflected in the financial statements.

     During the third quarter of 2002, Fei Yun Viking's equity accounted investment in Lianyugang East Sea Highway Development and Management Company, Ltd. (Tollway) generated a $51,000 loss versus a loss of $73,000 and $19,000 during the second and first quarters, respectively. Construction of the highway has not been completed as of September 30, 2002. Further funding of the project through the central government is not expected to be forthcoming until local government authorities make contributions to the cost of the project. Until such contributions are made, the project will be "on hold".

General and Administrative Expenses

     Consolidated G&A costs for the three months ended September 30, 2002, were $1,049,000 versus $396,000 for the comparable period in 2001. For the three months ended September 30, 2002, the depreciation/amortization portion of G&A cost was $578,000 versus $67,000 for the comparable period in 2001. These increases are primarily attributable to the additional general and administrative costs of Fei Yun Viking, including Golden Horse, acquired in December 2001.

Interest Expense

     Consolidated interest expense for the three months ending September 30, 2002 was $780,000 versus $12,000 for the comparable period in 2001. The increase is directly attributable to the acquisition of Fei Yun Viking and its subsidiaries and their associated debts. Included in this debt is a past due note that is being renegotiated and consequently no interest payments have been made on this note, although interest is being accrued. See further discussion in the liquidity section below regarding loans. Consolidated interest expense for the three month periods ended March 31, 2002 and June 30, 2002 were $845,000 and $636,000 respectively.


FOR THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 2002

Revenues

     The Company currently generates revenues from Golden Horse (Sunshine Plaza) operations only. Golden Horse is a subsidiary of Fei Yun Viking. There are two types of revenue; rental income and property sales. Rental income is derived from retail stores, apartments/condominiums, and office space. The largest tenants are Pretty Mall, a retail shopping center, primarily clothing and Wonderful Mart, a groceries and sundries store. Rent from these two entities is primarily based upon a percentage of sales made by the tenant. The second type of income is from the sale of condominiums and office space.

     Total revenue for the nine months ended September 30, 2002 was $2,244,000 versus $0 for the comparable period in 2001. The increase is due to rental income and real estate sales derived from the acquisition of Fei Yun Viking and its subsidiary, Golden Horse, effective in December 2001.

     Rental income for the nine months ended September 30, 2002 was $1,912,000 Versus $0 for the comparable period in 2001. The increase in rental income is directly attributed to the acquisition of Fei Yun Viking and one of its subsidiaries, Golden Horse in December 2001.

     Condominium sales were $148,000 (net of sales tax) for the nine months ended September 30, 2002 versus $0 during the same period in 2001. During the three month period ended March 31, 2002, approximately $430,000 of sales from before 1997 were reversed and returned to property held for sale (inventory). The profit portion of the transaction reduced profits for the nine month period by $139,000. Properties may be returned to inventory when full payments are not received if local laws and procedures are followed.

     Office-space sales during the nine months ended September 30, 2002 were $170,000(net of sales tax) versus $0 for the comparable period in 2001. The increase is directly attributed to the acquisition of Fei Yun Viking and one of its subsidiaries, Golden Horse, in December 2001. During the nine months ended September 30, 2002, a decrease to the carrying value of office space held for sale had a significant negative impact to cost of revenues and net loss, but did not affect cash flows from operations. This write down cost is due to the fact that certain office space was sold below book value and consequently, all remaining office space held for sale (not condominium space) was reduced in value to reflect the new lower current selling price. This non-cash expense, recorded within the cost of revenue heading on the income statement, is required to reflect inventory values at the lower of cost or market(recent sales). This non-cash adjustment reduced net income by $1,118,000 during the nine month period ended September 30, 2002.

     Beijing Fei Yun Viking Chemical Trading Co., Ltd. (Chemical Co.) is not actively brokering/trading chemicals at this time. The Chemical Co. requires proper capitalization for extending credit terms to its customers. There were no revenues during the nine months ended September 30, 2002. Significant revenues are not expected from this entity until it is properly capitalized. There are no imminent plans to capitalize this entity.


Equity Accounted Investments

     Viking's equity accounted investment in Wuxi Viking Garments Company, Ltd., generated approximately a $27,000 profit on the Company's statement of operations for the nine months ended September 30, 2002 versus $0 for the comparable period in 2001. The increase is directly attributed to the acquisition of Wuxi Viking during the fourth quarter of 2001.

     Fei Yun Viking's equity accounted investment in Lianyugang East Sea Highway Development and Management Company, Ltd. (Tollway) incurred a $144,000 loss during the nine months ended September 30, 2002. Construction of the highway has not been completed as of September 30, 2002. Further funding of the project through the central government is not expected to be forthcoming until local government authorities make contributions to the cost of the project. Until such contributions are made, the project will be "on hold"

General and Administrative Expenses

     Consolidated G&A costs for the nine months ended September 30, 2002 were $3,475,000 versus $1,139,000 for the comparable period in 2001. The increase is primarily attributable to the additional general and administrative costs associated with the acquisition of Fei Yun Viking, including Golden Horse. For the nine month period ended September 30, 2002, the depreciation/amortization portion of G&A cost is $1,628,000 versus $221,000 for the comparable period in 2001.

Interest Expense

     Consolidated interest expense for the nine months ended September 30, 2002 were $2,261,000 versus $35,000 for the comparable period in 2001. The increase in interest expense is due to the acquisition of Fei Yun Viking and its associated debts completed in December of 2001. Included in this debt is a past due note that is being renegotiated and consequently no interest payments have been made on this note, although interest is being accrued. See further discussion in liquidity and capital resources section below regarding this and other loans.


Liquidity and Capital Resources

     Cash needs for general and administrative expenses at the Parent Company Level (Viking Capital Group, Inc. U.S. administrative and management level) have been satisfied in the past by new promissory notes and the sale of common stock. The Parent Company Level will continue to rely upon raising additional capital for its cash needs at least for the immediate future and believes that its current methods will be sufficient to satisfy its general and administrative needs barring any unexpected or significant changes in such costs. The Company will need to raise substantial additional capital for future acquisitions. The Company does not have any binding agreements to supply such cash at this time. The Company continues to seek debt financing and equity financing on a large scale for future acquisitions and growth. Cash requirements at all other levels have been satisfied by cash generated from operations and short term borrowing in the normal course of operations.

     Golden Horse, a subsidiary of Fei Yun Viking, has an outstanding loan with a balance of approximately $18 million that is currently due on demand. The original loan maturity date was extended to September 2000. The loan was also amended, effective December 31, 2001, to carry a higher interest rate of 7.56% per annum and unpaid and overdue interest balances were to be charged a "penalty rate" of 8.93% per annum. Management is currently working towards a re-negotiated loan document so that this loan would no longer be due on demand and adjust other terms. If the bank demanded repayment of the loan, it would have a significant negative impact on liquidity of the Company if we could not refinance the loan through other loan sources. Management does not believe or expect that its current working relationship with the lender will change.

     Golden Horse also has a loan totaling approximately $1.45 million that, as of October 31, 2002 and through the date of this report is in technical default until current negotiations conclude and new loan terms are contractually agreed upon. The current negotiations have resulted in the lending bank and Golden Horse reaching a tentative verbal agreement only in which Golden Horse will repay approximately $145,000 monthly for the next three months while negotiations continue. Management does not believe or expect that its current working relationship with the lender will change.

     Net cash provided by operating activities for the nine month period ended September 30, 2002 was $485,000 compared to $424,000 of cash used in operating activities during the comparable period in 2001. Positive cash flow provided by operating activities in 2002 is due directly to the operations of Golden Horse. Positive cash flow from operating activities in 2002 are due primarily to a decrease in real estate held for sale of $1,305,000, a decrease in mortgage loans receivable of $1,968,000 and an increase in depreciation of $1,628,000 offset by net losses of $2,904,000 attributable to the Company and net losses of $1,646,000 attributable to non-controlling interests.

     Net cash used in investing activities for the nine month period ended September 30, 2002 was $564,000 compared to $83,000 in the comparable period in 2001. The increase in cash used in investing activities is due directly to the operations of Golden Horse. Cash used in investing activities is due almost entirely to transactions in which Golden Horse is advanced funds from a specific related party company and then repays such funds advanced when cash flow from operations are available. During the current nine month period, Golden Horse has made payments in excess of their borrowings from this entity totaling $426,650.

     Net cash provided by financing activities for the nine month period ended September 30, 2002 was $268,000 versus $644,000 for the comparable period in 2001. Cash provided by financing activities in 2002 was comprised of $761,000 of capital contributions to Chinese entities, $287,000 from the sale of common stock, $312,000 of new debts offset by repayments of $879,000 to related parties and $213,000 in repayments of other debts. In the comparable period of the prior year, cash provided by financing activities was comprised of $500,000 from the sale of common stock and $184,000 from notes payable and was offset by $30,000 of promissory note repayments and $10,000 of long term lease payments.

International Currency Fluctuation

     Since the majority of assets, liabilities, revenues and costs are in China, the Company has been subject, like its competitors, to international currency fluctuations since its acquisition of Chinese companies beginning in 2001. Management does not believe that the fluctuation in currency presents a serious threat to its operations at this time.

Item 3.  Controls and Procedures

     Within 90 days prior to the filing date of this report, we, the principal executive officer/principal financial officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, the principal executive officer/principal financial officer concluded that our disclosure controls and procedures are effective in ensuring that material information is timely communicated to us to enable us to evaluate information and determine the information required to be included in our periodic SEC reports. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

In addition, we reviewed our internal controls, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation.


PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

In early 1995, Golden Horse entered into a sales and purchase agreement through a sales agent, King Fair International ("King Fair") to sell properties with an area of approximately 90,400 square feet at Sunshine Plaza for US$13,942,000 to Jindu Qiaoye ("Jindu").

In December 1995, this sales and purchase agreement was pledged by Hainan Huaqiao Investment Co., Ltd. ("Hainan"), the holding company of Jindu, as security to Zhongguo Great Wall Industrial Co., Ltd. ("ZGWI") (a third party) in a transaction in which Hainan borrowed US$10,000,000 from ZGWI.

As King Fair was also a debtor of Hainan under separate loan(s) totaling at least $10,000,000 in August 1996, King Fair agreed to repay US$10,000,000 to ZGWI to offset its debt due to Hainan. As ZGWI did not receive any funds from King Fair nor Hainan subsequently, ZGWI undertook legal action against the parties involved, namely Hainan, Jindu and Golden Horse in 2000. Jindu and Golden Horse were involved in this case because the original loan from ZGWI was secured by the sales and purchase agreement signed by these two parties.

In December 2000, it was held by the Court that Hainan was liable to repay the amounts to ZGWI. Golden Horse was held not liable to release the title of the pledged properties to Hainan, Jindu and ZGWI as the court considered that the security of the loan is not affected and there had been no agreement entered into between Golden Horse and ZGWI.

In 2002, Hainan undertook legal action against King Fair, as a debtor of Hainan, and Golden Horse for the amounts of US$10,000,000 and accrued interest of US$1,940,000.

In July 2002, the court held that King Fair is liable to repay the balance due to Hainan. The court held that after King Fair repays the debts due to Hainan, Golden Horse has joint and several responsibilities to transfer the title of the properties that were the subject of the original sales and purchase agreement to King Fair. In the event that King Fair fails to make the repayment, Golden Horse is liable to transfer the title of the properties to Hainan. Golden Horse is currently involved in another legal action with King Fair where King Fair allegedly did not remit to Golden Horse funds it received for the sale of Golden Horse's condominium properties. The properties related to the original purchase and sale agreement in this case have subsequently been sold to other parties.

The Company represents that they disagree with the court's decision and after having obtained legal advice, lodged an appeal application in August 2002. At this time, the Company is unable to estimate its liability, if any, related to this matter and accordingly has not accrued any liability at September 30, 2002 related to this judgement.

A separate case involving King Fair, as follows, was previously disclosed. In prior periods, Golden Horse entered into a sales agent agreement with King Fair International ("King Fair"). Subsequently, King Fair entered into an agreement to sell a block of Golden Horse apartments for $20,000,000 to Bao Li. This amount was paid by Bao Li to King Fair. As King Fair failed to pay this amount to Golden Horse, Golden Horse did not transfer the title of the apartments to Bao Li.

In 2000, Bao Li undertook legal action against Golden Horse and King Fair for the return of $20,000,000 together with accrued interest of $2,000,000. Subsequently, the court ordered King Fair and Golden Horse, with joint and several responsibilities, to repay the $20,000,000 and accrued interest of $8,000,000 to Bao Li.

In connection with this case, it is the Company's understanding that the court has frozen certain properties of King Fair in the Beijing Celebrities Building and 27% of the equity interest in the company that holds(owns) Beijing Celebrities Building. No assets of Golden Horse have been frozen. The value of the King Fair and related assets believed to be frozen by the court have not been determined. Additionally, if Bao Li should accept these assets in full payment, the judgement would be satisfied in full and no shortfall in satisfying this judgement would occur with no liability to Golden Horse. In the event that a shortfall occurs, Golden Horse may initiate additional legal actions against King Fair with the intent that they should be responsible for any shortfalls. At this time, the Company is unable to estimate its liability, if any, related to this matter and accordingly has not accrued any liability at September 30, 2002. Golden Horse is a consolidated 60% owned subsidiary of Beijing Fei Yun Viking Enterprises, Ltd. (Fei Yun Viking). Fei Yun Viking is a 96% owned subsidiary of Viking Capital Group, Inc.


Item 2. Changes in Securities

     During the three month period ended September 30, 2002, the Company issued common restricted shares (Class A Common) in private transactions under exemption from registration under the Securities Act pursuant to Section 4(2) and/or Regulation D, Rule 506. Sales have been made to accredited investors only. In summary; 108,667 common shares were issued for $16,300 cash and 210,000 common shares were issued for services valued at $21,500. The Company also issued 400,000 common shares for services valued at $52,000 that were registered under Form S-8.


Item 5. Other Information

General

     The Company's common stock trades on the OTC Electronic Bulletin Board. Its symbol is "VGCP". Company information can be found on its web site at www.vcgi.com.

Risk Factors

     The Company faces substantial risks at all times. Some of these risks are listed here. This list is not intended to be an exhaustive description of risks, but as a reminder that there are substantial risks involved in investing in this stock or any stock. Persons inclined to invest in the Company or any company should do so only after personal due diligence and a personal assessment of their risk tolerance. We encourage you to review this entire document and perform other information gathering of your own.

     1) Substantially all of our assets and revenues are currently derived from businesses in China. Additional risks pertaining to operating in a foreign country must be considered.

          The Chinese government could change its policies toward private enterprise or even nationalize or expropriate it, which could result in the total loss of our investment in that country.

                  Our  businesses  are  subject  to  significant  political  and economic uncertainties and may be adversely affected by political, economic and social developments in China. Over the past several years, the Chinese government has pursued economic reform policies including the encouragement of private economic activity and greater economic decentralization. The Chinese government may not continue to pursue these policies or may significantly alter them to our detriment from time to time with little, if any, prior notice.

                  Changes  in  policies,   laws  and  regulations  or  in  their
              interpretation, or the imposition of confiscatory taxation, restrictions on currency conversion, restrictions or prohibitions on dividend payments to stockholders, devaluations of currency or the nationalization or other expropriation of private enterprises, could have a material adverse effect on our businesses. Nationalization or expropriation could even result in the total loss of our investment in China and in the total loss of your investment.

          A lack of adequate remedies and impartiality under the Chinese legal system may adversely impact our ability to do business and to enforce the agreements to which the Company is a party.

                  We  and  our  subsidiaries  regularly  enter  into  agreements governed by Chinese law in the course of our Chinese business operations. Our business would be materially and adversely affected if the other parties to the lease or our other agreements do not honor them. In the event of a dispute, enforcement of these agreements in China could be extremely difficult. Unlike the United States, China has a civil law system based on written statutes in which judicial decisions have little precedential value. The Chinese government has enacted some laws and regulations dealing with matters such as corporate organization and governance, foreign investment, commerce, taxation and trade. However, the government's experience in implementing, interpreting and enforcing these laws and regulations is limited, and our ability to enforce commercial claims or to resolve commercial disputes is uncertain. Furthermore, enforcement of the laws and regulations may be subject to the exercise of considerable discretion by agencies of the Chinese government, and forces unrelated to the legal merits of a particular matter or dispute may influence their determination. These uncertainties could limit the protections that are available to us.

          If relations between the United States and China deteriorate, our stock price may decrease and we may have difficulty accessing U.S. capital markets.

                  At various times during  recent  years,  the United States and
              China have had significant disagreements over political and economic issues. Controversies may arise in the future between these two countries. Any political or trade controversies between the United States and China, whether or not directly related to our business, could adversely affect the market price of our common stock and our ability to access U.S. capital markets.

          Our business licenses may not be renewed.

                  Our activities in China require business licenses from various
              Chinese governmental entities. The licenses that we hold are subject to periodic review and approval. We are not certain that the Chinese government will continue to renew our licenses or that it will not revoke our licenses with little, if any, prior notice.

          Our business is susceptible to the risk of manmade or natural disasters that may result in damage not covered by insurance.

                  Because our largest  asset is our interest in Sunshine  Plaza, our business could be severely affected if a natural or manmade disaster damages the site or the structures situated upon it. Fire fighting and disaster relief and assistance in China are not well developed by Western standards. Damaged residential, office and retail space, losses from the interruption of our business and negative publicity resulting from a natural or manmade disaster would adversely affect our business. We do not have business interruption insurance. Although Golden Horse maintains property damage insurance, the insurance policy may not be enforceable in every instance, or sufficient to cover all losses that result from manmade or natural disasters.

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

     3) The business is currently dependent upon a single business, Sunshine Plaza, for its revenues.

          Sunshine Plaza, owned by Golden Horse, has two primary revenue sources: The sale of condominiums and offices, and rental income from retail space. The revenues generated from condominium and office sales are highly volatile, being influenced by a number of factors it is impossible to control or predict. Consequently, the income of the Company can vary significantly from one period to the next. As a case in point, there were no revenues from sales of condominiums during the third quarter of 2002. The rental income from retail space is largely dependent upon its two major tenants, Pretty Mall and Wonderful Mart, which are controlled by one entity. The loss of either of these tenants would materially and adversely affect results of operations. Pretty Mall and Wonderful Mart lease 67% of the commercial leasable area at Sunshine Plaza. The leases with Pretty Mall and Wonderful Mart are 20-year leases expiring in 2021. Management of these tenants has a good reputation, and the Company does not anticipate any significant change in the good standing of the tenants, but no degree of assurance can be made as to future events.

     4) Golden Horse could fail to continue to implement its debt reduction plan at Sunshine Plaza.

          The Company has adopted a plan to cut debts associated with the operation of Golden Horse and Sunshine Plaza. This comprehensive debt reduction program included plans to negotiate for debt relief from banks, vendors, associated individuals and companies, and taxation authorities in China. While this plan has already generated millions of dollars of debt reductions, we have not yet realized the full effects of this program and we may not be able to continue to negotiate debt settlements and therefore the expected benefits may not materialize. In addition, our debt reduction measures are based on current conditions and do not take into effect future debt increases that may result from changes in our industry or operations or actions in law, including new developments in regulations regarding debt relief. Our failure to implement these planned debt reduction plans successfully or the potential that these efforts may not generate the level of debt reduction we expect going forward, could negatively impact our expected financial results as well as our ongoing operations.


     5) A substantial portion of our outstanding common stock is freely tradable and may be sold into the market at any time.

          Of the Company's outstanding common stock, 19,772,972 shares are currently freely trading shares, and an additional 39,705,754 common restricted shares will be eligible for removal of transfer restrictions within one year. Nevertheless, trading activity in Company stock is relatively thin, making the shares subject to sudden drops in price if one or more shareholders chose to sell their shares at or about the same time. This could cause the market price of our common stock to drop significantly, even if our business is growing.

     6)   Our share price has been and may continue to be volatile.

          Our common stock has experienced in the past, and is expected to experience in the future, significant price and volume volatility, which substantially increases the risk of loss to shareholders.

     7) We depend heavily on key personnel, and would be adversely affected if we ceased to employ these key personnel.

          Our performance would be severely adversely affected by the departure, disability or death of one or more of our directors or executive officers. In particular, our Chairman and Chief Executive Officer, William J. Fossen, has spent years developing relationships with powerful individuals in China and learning the culture in China. These have been significant factors in the Company's ability to learn about and acquire its subsidiary companies in China. Moreover, we benefit from and rely on the substantial experience of all our executives and the executives of our subsidiaries in the real estate and garment industries in China. We compete for qualified employees. If we are unable to recruit and retain qualified employees at competitive salaries, our business will be adversely affected.

     8) Bank loans from Chinese banks benefiting operations in China might not be extended or renewed.

          Golden Horse is in technical default on certain loans. While negotiations are expected to result in the renewal or extension of these loans, the Company would be materially adversely affected if a renewal or extension were not granted. Please refer to Footnote 2 to the financial statements concerning Notes Payable for more detailed information.

     9) Our business has substantial cash requirements and we may require additional sources of funds if our current sources are unavailable or insufficient to satisfy these requirements, and we cannot assure you that these additional sources of funds will be available or available on reasonable terms.

          We have substantial cash requirements in connection with our operations, capital expenditure and debt service obligations. If the cash we generate from our operations or that we can access from other sources is not available when needed or is insufficient to satisfy our requirements, we may require additional sources of funds, including by way of possible asset sales. We cannot assure you that any required additional sources of funds would be available or available on reasonable terms, particularly in light of our existing debt levels, or that we would be able to dispose of assets to raise cash in a timely manner or for fair value. If we do not generate sufficient amounts of capital to support our operations and service our debt, or we do not generate sufficient amounts of capital at the times needed and on reasonable terms, our business will likely be adversely affected.

     10) Our garment manufacturing business operates in a highly competitive market, and its profitability will be affected if we are not able to compete effectively.

          The markets for our garment products are highly competitive in terms of pricing and product quality. We face intense competition from significant competitors. Our competitors may implement new technologies before we do, allowing them to offer more attractively priced or enhanced products than we provide. Some of our competitors may have greater resources in certain business segments or geographic markets. We may also encounter increased competition from new market entrants or alternative technologies. Our garment manufacturing business operating results depend to a significant extent on our ability to compete in this market environment.



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



                                            VIKING CAPITAL GROUP, INC.

Dated: November 14,  2002                   By:  /s/ William J. Fossen
                                            ------------------------------
                                            William J. Fossen, CEO



Dated: November  14, 2002                   By: /s/ Matthew W. Fossen
                                            ------------------------------
                                            Matthew W. Fossen
                                            Chief Financial Officer
                                            President

Certification Pursuant to Rule 13a-14 under the Securities Exchange Act of 1934

I, William J. Fossen, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Viking Capital Group, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002


/s/  William J. Fossen.
------------------------------
William J. Fossen
Chief Executive Officer

Certification Pursuant to Rule 13a-14 under the Securities Exchange Act of 1934

I, Matthew W. Fossen, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Viking Capital Group, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002


/s/  Matthew W. Fossen
-----------------------------
Matthew W. Fossen
Chief Financial Officer