Form 10KSB
period 2002-12-31
VIKING CAPITAL GROUP INC
filed 2003-05-21
CIK 886093

SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.20549
                                   FORM 10-KSB
(Mark One)
[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 2002

[ ]     TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from_____ to_____ .


                         Commission File Number 0-22744

                           VIKING CAPITAL GROUP, INC.
                 (Name of small business issuer in its charter)

           Utah                                          87-0442090
----------------------------             ---------------------------------------
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

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past twelve(12) months (or for such shorter period that the registrant was required to file such reports);and (2) has been subject to such filing requirements for the past ninety (90) days. Yes[ ] No[X]
     Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     The issuer's revenues for its most recent fiscal year were $2,873,000.

     The aggregate market value of the voting common stock held by non-affiliates, computed using the average bid and ask price at April 15, 2003, was approximately $2,761,757.
     As of April 15, 2003,  there were 55,632,980  shares of Common Stock (Class
A) and 100,000 shares of Class B Common Stock of the issuer outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

     The following  document is incorporated  herein by reference in Item 5 Part
II:
     Adoption of an Employee Stock Option Plan as described and incorporated into the Proxy Statement and incorporated on the annual statement for fiscal year ended December 31, 1995.

                                TABLE OF CONTENTS



                                                                            Page
                                                                            ----
PART I
         Item 1.  Description of Business...................................   3
         Item 2.  Description of Properties.................................   7
         Item 3.  Legal Proceedings.........................................   9
         Item 4.  Submission of Matters to a Vote of Security Holders.......   9

PART II
         Item 5.  Market for Common Equity and Related Stockholder Matters..  10
         Item 6.  Management's Discussion and Analysis or Plan of Operation.  13
         Item 7.  Financial Statements......................................  18
         Item 8.  Changes in and Disagreements With Accountants on
                    Accounting and Financial Disclosure.....................  19

PART III
         Item 9.  Directors, Executive Officers, Promoters and Control Persons
                      Compliance with Section 16(a) of the Exchange Act.....  19
         Item 10. Executive Compensation....................................  21
         Item 11. Security Ownership of Certain Beneficial Owners
                       and Management and Related Stockholder Matters.......  24
         Item 12. Certain Relationships and Related Transactions............  25
         Item 13. Exhibits and Reports on Form 8-K..........................  26
         Item 14. Controls and Procedures...................................  26

Signatures..................................................................  27
Exhibit Index...............................................................  28

                                     PART I


ITEM 1.   DESCRIPTION OF BUSINESS


     Viking Capital Group, Inc. (the "Company" or "Registrant") is a Utah corporation formed on November 12, 1986. The Company was originally formed under the name Silver Harvest, Inc. and took its current name in 1990. In 1991 it performed a 1 for 5 reverse split. There have been no splits since that time.

     Viking Capital Group, Inc. is a diversified international holding company whose mission is to become the recognized leader at creating extraordinary long-term value for its shareholders through acquisitions and fee income. To achieve our mission, Viking identifies businesses for acquisition that are currently not optimizing opportunities that are available. To determine the opportunities available, Viking looks at the overall business environment with a clear focus on fundamental changes in politics, regulation, technology and world economics.

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

     During 2000 and 2001 the Company began expanding its horizons for acquisitions to include companies outside of insurance and technology and also outside of the United States. In August of 2001, the Company announced its first acquisition of 25% of Beijing Fei Yun Viking Enterprises Company, Ltd. (Fei Yun Viking), which became effective on December 3, 2001. Subsequently, the Company purchased an additional 71% of Fei Yun bringing its ownership to a total of 96% at December 31, 2001. Separately, the Company also purchased 25% of Wuxi Viking Garments Company, Ltd.(Wuxi Viking) which was effective on November 29, 2001. Both of these companies are Chinese companies.

     Effective January 31, 2003, the Company sold its 96% interest in Beijing Fei Yun Viking Enterprises Company, Ltd. (Fei Yun Viking). The sale was precipitated by a number of economic factors. The Company also sold its 25% equity ownership position in Wuxi Viking Garments Co., Ltd. on March 28, 2003.

     The Company expects that it may acquire other companies in China, but not in the immediate future. Instead, transactions involving entities in China, if any, will focus on fee-based income that may include providing services pertaining to the Company's knowledge and expertise in the acquisition and management of Chinese entities. Other areas of activity relating to China may include commission or fee based income for product or service sales transactions.

     The Company will focus on the U.S. for its acquisitions in the near future and will also seek fee income within the U.S. The Company is currently working to bring potential clients to Viking. Such clients would either desire to retain Viking to act as an acquisition team and manage a life insurance company acquisition on their behalf or such clients would want to invest in Viking for the purpose of acquiring life insurance companies that Viking would own. The insurance industry is highly regulated. Any acquisition would need to be approved by the appropriate authority in the domicile state of an acquired company. Other licensing or other approvals may be necessary depending on the specific type of business acquired or conducted. The Company does not foresee undue difficulty in obtaining such licenses or approvals if and when required.

     The Company is also examining acquisitions other than life insurance companies. The acquisition strategy may partially depend upon the use of a tax loss carry forward in excess of $12 million that the Company possesses. Funding for acquisitions is expected to come from institutional lenders and/or institutional equity investors, other assets the Company owns, and the assets and/or cash flow of an acquired company. Targets will be considered based primarily upon their sales and profits with little weight given to asset size. While strategic purchases pertaining to financial services and/or services needed by financial institutions are preferred, the overriding principal will be profitability. Therefore, no industry will be excluded in the Company's efforts to increase shareholder wealth.


Employees
---------

     At December 31, 2002, the Company, including its consolidated subsidiaries, had approximately 338 employees. All but two of the above mentioned employees are employees of the Chinese operations sold prior to this filing.


Risk Factors
------------

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


     1) Our ability to acquire other companies is subject to substantial obstacles. Our failure to overcome any of these obstacles may materially and adversely affect our planned growth.

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

     2) A substantial portion of our outstanding common stock is freely tradable and may be sold into the market at any time.

     Of the Company's outstanding common stock at December 31, 2002, 19,871,761 shares are currently freely trading shares, and approximately an additional 34,968,000 common restricted shares will be eligible for removal of transfer restrictions within one year. Nevertheless, trading activity in Company stock is thin, making the shares subject to sudden drops in price if one or more shareholders choose to sell their shares at or about the same time. This could cause the market price of our common stock to drop significantly, even if our business is growing.

     3)   Our share price has been and may continue to be volatile.

     Our common stock has experienced in the past, and is expected to experience in the future, significant price and volume volatility, which substantially increases the risk of loss to shareholders.

     4) We depend heavily on key personnel, and would be adversely affected if we ceased to employ these key personnel.

     Our performance would be severely adversely affected by the departure, disability or death of one or more of our directors or executive officers. In particular, our Chairman and Chief Executive Officer, William J. Fossen, has spent years developing relationships with powerful individuals in China and learning the culture in China. These have been significant factors in the Company's ability to learn about and do business in China. Further, his experience, reputation, contacts and knowledge regarding the insurance industry within the U.S. cannot be overestimated in determining the success of any endeavors into the insurance market place. Moreover, we benefit from and rely on the substantial experience of all our executives and advisors. We compete for qualified employees. If we are unable to recruit and retain qualified employees at competitive salaries, our business will be adversely affected.


     5) Our business has substantial cash requirements and we may require additional sources of funds if our current sources are unavailable or insufficient to satisfy these requirements, and we cannot assure you that these additional sources of funds will be available or available on reasonable terms.

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

     6) Substantially all of our assets and revenues are derived from businesses in China. Additional risks pertaining to operating in a foreign country must be considered.

              (Note: After December 31, 2002 and prior to the date of filing this report, the Company sold its interests in China. In one of the sales transactions, the Company received a note receivable that is collateralized by an equity interest in a Chinese company. The Company may conduct other business activities in China in the future.)

          The Chinese government could change its policies toward private enterprise or even nationalize or expropriate it, which could result in the total loss of our investment in that country.

                  Investments  in businesses in China are subject to significant political and economic uncertainties and may be adversely affected by political, economic and social developments in China. Over the past several years, the Chinese government has pursued economic reform policies including the encouragement of private economic activity and greater economic decentralization. The Chinese government may not continue to pursue these policies or may significantly alter them to our detriment from time to time with little, if any, prior notice.

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

                  Because  our  largest  asset  was  our  interest  in  Sunshine
              Plaza/Golden Horse, our business could be severely affected if a natural or manmade disaster damages the site or the structures situated upon it. Fire fighting and disaster relief and assistance in China are not well developed by Western standards. Damaged residential, office and retail space, losses from the interruption of our business and negative publicity resulting from a natural or manmade disaster would adversely affect our business. We do not have business interruption insurance. Although Golden Horse maintains property damage insurance, the insurance policy may not be enforceable in every instance, or sufficient to cover all losses that result from manmade or natural disasters.

ITEM 2. PROPERTIES


CURRENT OPERATIONS:

     The Company's executive offices are located in approximately 2,434 square feet of subleased office space at Two Lincoln Centre, 5420 LBJ Freeway, Suite 300, Dallas, Texas 75240 at the base rate of $3,886 per month. Either party may cancel the sublease with 60 days notice to the other party. Neither party intends to give such notice at the time of this report. The Company's present facilities are believed to be adequate to support its present holding company operations for the foreseeable future.


OPERATIONS DISPOSED OF:

     Prior to the date of the filing of this report, the Company sold its interest in Beijing Fei Yun Viking Enterprises Company, Ltd. including Golden Horse/Sunshine Plaza, the mixed use real estate complex, and Wuxi Viking Garments Company, Ltd. The Company did, however, own the properties described below as of December 31, 2002.

     In 2001, the Company purchased a 25% interest in Wuxi Viking Garments Company, Ltd. (Wuxi Viking). Wuxi Viking is a producing member of six garment manufacturing companies that are also partially owned by Wuxi Viking. These companies are all located in Wuxi, China and occupy substantial land and building space that are owned by one or more of these companies and other parties. Wuxi Viking alone, without its subsidiaries, has approximately 377,000 square feet of building space. Because these companies are not consolidated, no additional detailed information is provided herein.

     Also in 2001, Viking Capital Group, Inc. acquired properties in Beijing, China. Sunshine Plaza, wholly owned by Beijing Golden Horse Great Wall Estate Construction Company, Ltd. (Golden Horse) is a mixed-use property located at 68 Anli Road, Chaoyang area in Beijing, China. Total square footage is in excess of 1,688,000 square feet comprised of approximately 575 condominium units, 100 office units, 400 car parking units and a three story retail shopping center occupying in excess of 425,000 square feet. The retail shopping space includes "Pretty Mall" for clothing and apparel, "Wonderful Mart" for groceries and sundries and is ringed on the exterior by several service stores including a "Kentucky Fried Chicken(TM)", "Starbucks(TM)", a pizza restaurant, travel agency, dry cleaner, bank and other service businesses for the benefit of Sunshine Plaza residents and other customers. Construction was completed in 1999 and the building is in very good condition. Golden Horse is 60% owned by Beijing Fei Yun Viking Enterprises Co., Ltd. which is 96% owned by the Registrant as of December 31, 2002.

     Regarding the retail space, a significant amount of effort and expense was put forth to remodel the retail shopping areas during 2001. Sunshine Plaza held a grand re-opening for "Pretty Mall" in September 2001 and a grand re-opening for "Wonderful-Mart" in December of 2001. These two retail areas constitute approximately 67% of the leasable retail shopping space of Sunshine Plaza and occupy approximately 291,000 square feet.

     Effective January 31, 2003, pursuant to a Stock & Note Receivable For Ownership Agreement dated January 31, 2003, the Registrant sold its 96% ownership of Beijing Fei Yun Viking Enterprises Company, Ltd. (Fei Yun Viking) to Beijing Fei Yun Property Development Company, Ltd. (Fei Yun Property). Among the assets included in Fei Yun Viking is a 60% ownership of a commercial/residential real estate company(Golden Horse/Sunshine Plaza), 40% ownership of a toll-way construction and operating company, 100% of the operations and distribution system of a chemical exchange company, and two notes receivable plus accrued interest. In exchange for the 96% ownership of Fei Yun Viking, Viking Capital Group, Inc. received 1.8 million shares of its Series 2001 Callable Preferred Shares (originally issued at $18 million), 7,000,000 common restricted shares of Viking Capital Group, Inc. and a $6.5 million note receivable due from Hebei Kangshun Feiyun Organic Waste Processing Company, Ltd. Viking also received 7.5 million common shares of the Registrant that were held as treasury shares at Fei Yun Viking. The sale terms were determined after negotiations between the parties.

Major Tenants
-------------

     The following table sets forth certain information regarding Sunshine Plaza's major tenants that represent 10% or more of the gross leasable retail area as of December 31, 2002.

                                                             Percent Of
                                                             Annualized
                                Number     Annualized        Base Rents
                                    Of        Minimum             As Of
     Tenant Name                Leases           Rent        12/31/2002
     -----------                ------           ----        ----------

     Pretty Mall                     1     $      -0-                0%
     Wonderful-Mart                  1     $1,080,288               57%
     ------------------------------------------------------------------
     Total                           2     $1,080,288               57%

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

     The Registrant's ownership of properties was limited by its effective ownership percentage of the company that owns the property. Golden Horse is 60% owned by Fei Yun Viking and Fei Yun Viking is 96% owned by the Company. Certain loans at Golden Horse are collateralized by certain space related to Sunshine Plaza. Golden Horse has a loan in the total amount of approximately $26,971,000 bearing interest at 5.94%. An amount equal to approximately $1,452,000 was due on October 31, 2002. The balance of $25,519,000 is due on December 31, 2004. These amounts are collateralized by two stories of the retail shopping space occupying approximately 209,000 square feet. Another loan of approximately $18,012,000 bearing interest at the rate of 3.375%, was due in September 2000 and is collateralized by one story of the retail shopping space plus 17 condominium units occupying approximately 34,000 square feet. Neither loan carries any penalty for prepayment.

     All other real estate associated with the Company not already described is related to operations in non-consolidated holdings.

ITEM 3.   LEGAL PROCEEDINGS

Current Operations:

The Company is not involved in any significant threatened, pending or on-going litigation to the best knowledge of management with the exception of those items described below.


Operations Disposed Of:

The case disclosed in prior reports involving Golden Horse, Hainan, Jindu and King Fair was won on appeal with a decision on December 19, 2002 that Golden Horse is not liable to release title of any properties to any of the other parties involved in the case. No amounts have been accrued for this case. Contingent liabilities had been disclosed regarding this case in prior periods. The jurisdiction of this case is China.

A separate case involving Golden Horse and King Fair, also with jurisdiction in China, as follows, was previously disclosed and is updated herein. In prior periods, Golden Horse entered into a sales agent agreement with King Fair International ("King Fair"). Subsequently, King Fair entered into an agreement to sell a block of Golden Horse apartments for $20,000,000 to Bao Li. This amount was paid by Bao Li to King Fair. As King Fair failed to pay this amount to Golden Horse, Golden Horse did not transfer the title of the apartments to Bao Li.

In 2000, Bao Li undertook legal action against Golden Horse and King Fair for the return of $20,000,000 together with accrued interest of $2,000,000. Subsequently, the court ordered King Fair and Golden Horse, with joint and several responsibilities, to repay the $20,000,000 plus accrued interest of $8,000,000 to Bao Li. An Execution Order issued January 15, 2003 held that Golden Horse should transfer title of condominiums, office space and parking space with values totaling approximately $15.6 million to Bao Li. Golden Horse has booked this amount as an accrued litigation settlement and corresponding litigation settlement expense. Golden Horse has a contingent liability for approximately $12.4 million (the difference between the initial court order and the subsequent Execution Order). Management of the Company believes that it will not be held accountable for this remaining amount as a result of the court only issuing the Execution Order for the specific settlement as described above. No amounts have been accrued relating to this contingent liability, although there is no guarantee that Golden Horse will not be held responsible for any additional amount.

Golden Horse is a consolidated 60% owned subsidiary of Fei Yun Viking. As of December 31, 2002, Fei Yun Viking is a 96% owned subsidiary of Viking Capital Group, Inc.

Prior to the filing of this  report,  the Company  sold its  interest in Fei Yun
Viking and does not expect any of the matters discussed above to adversely affect the Company in the future.



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There were no matters submitted to a vote of security holders during the fourth quarter of 2002.

PART II


ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS


Market

     The Company's common stock trades in the Over The Counter (OTC) market currently. The Company's trading symbol is "VGCP". The volume in the trading averages approximately 25,899 shares a day during 2002. As of December 31, 2002 the stock was quoted at $0.08 ask and $0.06 bid. There is a total of approximately 61,839,326 common shares outstanding of which approximately 19,871,761 are free trading shares at December 31, 2002.

     At December 31, 2002 the Company had 100,000 shares of Class B common stock authorized and outstanding that do not trade. All 100,000 shares were issued to William J. Fossen, Chairman and CEO of the Company. The Class B common shares can elect a majority of the board of directors.

     The following table sets forth the approximate low and high bid prices for each quarter of the last two years for shares traded in the over the counter market. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. Source:
NASDAQ Trading and Market Services

          Bid        Bid                       Bid        Bid
QTR       Low        High            QTR       Low        High
---------------------------------------------------------------
1Q01      $0.10      $0.26           1Q02      $0.17      $0.36
2Q01      $0.09      $0.20           2Q02      $0.11      $0.36
3Q01      $0.10      $0.58           3Q02      $0.09      $0.22
4Q01      $0.17      $0.50           4Q02      $0.05      $0.13

     At December 31, 2002, the Company had outstanding options of approximately 26,111,504 shares of which approximately 24,158,746 are currently exercisable for the purchase of common restricted stock. In addition, the Company had convertible notes, some with options available when converted, and convertible preferred stock outstanding that had the right to convert to 7,121,020 common restricted shares and 3,600,000 common restricted shares, respectively.

     Of the 61,839,326 shares of common stock outstanding at December 31, 2002, approximately 49,993,190 shares are "restricted stock" as defined by Rule 144. At December 31, 2002, approximately 34,566,504 shares of the restricted common stock were eligible for resale pursuant to Rule 144.

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

At December 31, 2002, the Company had approximately $654,000 (net of discount) of convertible notes outstanding that have the option to convert into common shares at a rate ranging from $0.10 - $0.30 per share. If converted, approximately $129,000 of these notes carry an additional option to purchase the same number of common shares which the holder was originally entitled to receive if the notes were converted to equity, with exercise prices ranging from $0.15 - $0.50 per share. An additional $127,000 of notes carry an option to purchase one-half of the number of common shares which the holder was originally entitled to receive if the notes were converted to equity, with exercise prices ranging from $0.20 - $0.50 per share. All options, if the notes are converted, are exercisable for a period of one year from conversion. At December 31, 2002, total common restricted shares potentially issuable pursuant to these conversion rights, including accrued interest, was approximately 5,538,280 plus an additional 1,575,740 options to purchase common restricted shares if all of these notes converted as described above.

     During the fourth quarter of 2002, the Company sold common restricted shares (Class A Common) in private transactions under exemption from registration under the Securities Act pursuant to Section 4(2) and/or Regulation D, Rule 506 or other available exemptions. Sales have been made to accredited investors only. In summary, the Company issued 2,275,000 common restricted shares for $185,000 cash, 135,600 common restricted shares for $13,560 related to conversion of principal and interest, and 250,000 common restricted shares for services valued at $20,000. Separately, 300,000 common shares valued at $33,000 erroneously issued in the prior quarter were returned to authorized shares.

Holders

       At December 31, 2002, there were approximately 1,224 holders of record of the common stock of the Company excluding share owners who hold stock in brokerage houses nation wide in "street name".

Dividends

     The Company has paid no cash dividends to any common equity holders to date and does not expect to pay any dividends in the foreseeable future. Payment of dividends on the Company's common stock is subject to the payment of all accumulated dividends payable to holders of the Company's outstanding preferred stock, if any. No dividends were due or accumulated for outstanding preferred stock at December 31, 2002. Other than the foregoing, there are no restrictions, nor are there likely to be in the future, that limit the ability of the Company to pay dividends on its common stock.


Securities Authorized For Issuance Under Equity Compensation Plans at December 31, 2002
-------------------------------------------------------------------------------------------
                           Number of            Weighted-average      Number of
                           Securities to be     exercise price of     securities
                           Issued upon          outstanding           remaining available
                           exercise of          options, warrants     for future issuance
                           outstanding          and rights            under equity
                           options, warrants                          compensation plans
                           and rights                                 (excluding
                                                                      securities reflected
                                                                      in column (a))

Plan category              (a)                  (b)                   (c)
-------------------------------------------------------------------------------------------
Equity compensation
plans approved by
security holders(1)(3)     1,690,000            $0.46/share           3,310,000

Equity compensation
plans not approved by
security holders(2)(3)     23,121,413           $0.46/share           0 (See Notes)
-------------------------------------------------------------------------------------------

Total                      24,811,413                                   (See Notes)
-------------------------------------------------------------------------------------------


1) These common shares relate to the 1996 Stock Option Plan that reserves a total of 5,000,000 shares for options to be made available to employees under the terms of the plan. Of the options outstanding, 480,000 share options are exercisable with a weighted average exercise price of $1.00. These options are intended to be Qualified Stock Options within the meaning of the IRS. The 1996 Stock Option Plan is incorporated herein by reference to such plan as filed on Form 14A in the annual statement for the year ended December 31, 1995.

2) These options and the reserved common shares were approved at one or more times under authorization of state law and through the Board Of Directors primarily to officers and directors and also to employees or others that perform or have performed services for the Company. All options are issued with exercise prices that are above the current market price at the time of issuance. The Board of Directors periodically approves such options as an incentive to management. Please see "Item 10. Executive Compensation" and "Item 11. Security Ownership of Certain Beneficial Owners and Management" for more information. Each option grant is determined separately and therefore no additional share options are available under prior stock options granted. It should be noted that the Company may issue additional options in amounts up to the available shares authorized under its articles of incorporation that have not already been issued or reserved for other purposes.

3) An Employee Benefit Plan was created in 1995 and has since been amended and updated to designate a total of 10,000,000 common shares with such shares registered under Form S-8. As of April 15, 2003 there are 5,594,264 shares available under the plan. The plan's purpose is to make available free trading shares to officers, directors and employees, including consultants and others, in conformity with the rules and regulations established for Form S-8 shares, in payment or recognition of their services and contributions to the success of the Company. Issuance of these shares is at the discretion of the Board of Directors and/or a Compensation Committee. These shares may also be issued in conjunction with the exercise of options noted above.

ITEM 6    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion should be read in conjunction with the consolidated financial statements and related notes and the other information included in this report. It should be noted at the outset that the majority of the Company's assets and all of its revenues were due to entities in China. The entities that created such assets and revenues were sold after December 31, 2002 and prior to the filing of this report. Beijing Fei Yun Viking Enterprises Company, Ltd., 96% owned by Viking, was sold for 1.8 million shares of Viking's Series 2001 Callable Preferred Shares (originally issued at $18 million), 7,000,000 common restricted shares of Viking and a $6.5 million note receivable due from Hebei Kangshun Feiyun Organic Waste Processing Company, Ltd.(Organic Waste Company). This note is effectively collateralized by a 40% ownership stake in Organic Waste Company. Viking also received 7.5 million common shares of Viking that were held as treasury shares at Fei Yun Viking. This transaction was disclosed in a February 3, 2003 Form 8-K filing and a February 18, 2003 Form 8-K filing both with an event date of January 31, 2003. The Company also sold its 25% equity ownership position in Wuxi Viking Garment Co., Ltd. (Wuxi Viking) after December 31, 2002 and prior to this filing. The Company received 1.4 million Viking common restricted shares for its 25% equity ownership position in Wuxi Viking. This sale, completed March 28, 2003, was considered insignificant based upon the requirements set forth for the filing of an 8-K and, therefore, no 8-K filing was made.




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


Plan Of Operations

     Viking Capital Group, Inc.("Viking" or "Company") is a diversified international holding company whose mission is to become the recognized leader at creating extraordinary long-term value for its shareholders through acquisitions and fee income. To achieve our mission, Viking identifies businesses for acquisition that are currently not optimizing opportunities that are available. To determine the opportunities available, Viking looks at the overall business environment with a clear focus on fundamental changes in politics, regulation, technology and world economics. The Company has in the past been focusing on asset growth and is now shifting towards a focus on revenue and profit growth.

     The Company has most recently been focusing on acquisitions in China because of business contacts available to management, the growth of the Chinese economy (gross domestic product) in excess of 7% a year with expectations to continue to grow at such rates, the privatization of assets and businesses, the restructuring of companies' debt at banks (the Company looks for debt relief negotiations and/or purchase of companies at a steep discount) and China's entry into World Trade Organization (WTO) in December 2001. Specific areas of focus are real estate (multi-family residential and commercial), manufacturing, and technology services (such as application service provider (ASP) or enterprise resource planning (ERP) solutions provider).

     Effective January 31, 2003, the Company sold its 96% interest in Beijing Fei Yun Viking Enterprises Company, Ltd. (Fei Yun). The sale was precipitated by a number of economic factors. The Company had intended to raise $18 million for the purpose of acquiring the remaining 40% of Golden Horse which would have also satisfied a potential $5 million registered capital requirement for Fei Yun. However, market conditions during the entire time after Fei Yun's purchase were not favorably indicating an equity capital raise for the Company to expand its ownership of Golden Horse or other acquisitions in China. While disappointing to have expended such time, effort and resources, only to sell off assets acquired, the Company believed it was best to move on to other opportunities in the U.S. that have recently presented themselves because of the change in investment banking attitudes and the over-all US economy.

     The Company expects that it may acquire other companies in China, but not in the immediate future. Instead, transactions involving entities in China, if any, will focus on fee-based income that may include providing services pertaining to the Company's knowledge and expertise in the acquisition and management of Chinese entities. Other areas of activity relating to China may include commission or fee based income for product or service sales transactions.

     The Company will focus on the U.S. for its acquisitions in the near future and will also seek fee income within the U.S. The Company is currently working to bring potential life insurance company related clients to Viking. Such clients would either desire to retain Viking to act as an acquisition team and manage a life insurance company acquisition on their behalf or such clients would want to invest in Viking for the purpose of acquiring life insurance companies that Viking would own.

     The Company is also examining acquisitions other than life insurance companies. Funding for such acquisitions is expected to come from institutional lenders and/or institutional equity investors in conjunction with the utilization of the Company's approximately $12 million tax loss carry forward, other assets the Company owns, and the assets and/or cash flow of an acquired company. Targets will be considered based primarily upon their sales and profits with little weight given to asset size. While strategic purchases pertaining to financial services and/or services needed by financial institutions are preferred, the overriding principal will be profitability. Therefore, no industry will be excluded in efforts to increase shareholder wealth.

     The Company expects that it will need additional cash during the next twelve months for acquisitions and therefore desires and expects to raise significant amounts of capital to pursue acquisitions during that period of time. Capital raised for acquisitions are generally tied to a specific acquisition when made available to the Company. The Company does not have committed capital sources at this time for the acquisition of life insurance companies or other large acquisitions. The Company may also use assets it already owns, including the $6.5 million note acquired January 31, 2003 from the sale of Fei Yun Viking, as all or part of the purchase price of future acquisitions. Additionally, the Company plans to utilize its approximately $12 million tax loss carry forward in conjunction with a potential debt financed acquisition of a target company.

     Capital raised will be for additional acquisitions, fees and costs associated with acquisitions, working capital and potential debt reduction.

     The Company has in the past been dependent upon raising capital for its U.S. administrative and management operations (Parent Operations). The Company has been successful in the past in meeting its Parent Operations cash needs from private investors and will continue to raise capital for these purposes from qualified private investors for the foreseeable future. During the three months ended December 31, 2002, the Company raised approximately $245,000 to meet the needs of its Parent Operations. Potential increases to the Company's Parent Operations cash needs include hiring additional employees in the financial and administrative departments and potential increases in professional fees associated with acquisitions and related audits. Management believes that it can continue to raise funds from private investors for its cash needs for Parent Operations. The Company is expecting to raise significantly larger amounts of capital for the purposes described above, including working capital. However, there can be no degree of assurance that the Company can continue to raise capital from private investors or that it can raise funds from any other sources in large or small amounts.

     Consolidated liabilities at December 31, 2002 were $105,629,000 versus $96,044,000 at December 31, 2001 and are almost entirely associated with Golden Horse, a 60% owned subsidiary of Fei Yun. Due to the sale of Fei Yun in January 2003, almost all of these debts are no longer a part of Viking. Regarding the remaining debts after the sale, a significant portion of the Company's debts are with private investors, not banks or other institutions. The remaining debts are accounts payable incurred in the normal course of operations and unpaid accrued officers' salaries.



Discussion of Operations

     For nearly all of the twelve months ended December 31, 2001, the Company was in the development stage and did not generate any revenues in 2001. The Company began generating revenues from its acquisitions that were effective in December 2001.

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

     Effective January 31, 2003, the Company sold its 96% interest in Fei Yun Viking as disclosed in its filing on Form 8-K filed February 3, 2003 and February 18, 2003 with an event date January 31, 2003. Effective March 28, 2003, the Company sold its 25% equity interest in Wuxi Viking Garments Co., Ltd. No Form 8-K was filed on this disposition because it did not meet the significance test required for a Form 8-K filing.


FOR THE YEAR ENDED DECEMBER 31, 2002 and 2001

Revenues

     The Company generates revenues from Golden Horse (Sunshine Plaza) operations only. Golden Horse is a subsidiary of Fei Yun Viking. There are two types of revenue; rental income and property sales. Rental income is derived from retail stores, apartments/condominiums, and office space. The largest tenants are Pretty Mall, a retail shopping center, and Wonderful Mart, a groceries and sundries store. Rent from these two entities is primarily based upon a percentage of sales made by the tenant. The second major type of income is from the sale of condominiums and office space.

     Total revenue for the year ended December 31, 2002 was $2,873,000 versus $0 for the comparable period in 2001. The increase is due to rental income and real estate sales derived from the acquisition of Fei Yun Viking and its subsidiary, Golden Horse, effective in December 2001.

     Rental income for the year ended December 31, 2002 was $2,692,000 versus $0 for the comparable period in 2001. The increase in rental income is directly attributed to the acquisition of Fei Yun Viking and one of its subsidiaries, Golden Horse in December 2001. Rental income for the year has been steadily increasing due primarily to increased tenancy and partially due to rent escalations in rent contracts.

     Real estate sales were $167,000 (net of sales tax) for the twelve months ended December 31, 2002 versus $0 during the same period in 2001.

     Beijing Fei Yun Viking Chemical Trading Co., Ltd. (Chemical Co.) is not actively brokering/trading chemicals at this time. The Chemical Co. requires proper capitalization for extending credit terms to its customers. Accordingly, there were no revenues during the twelve months ended December 31, 2002. Significant revenues are not expected from this entity until it is properly capitalized. There are no imminent plans to capitalize this entity.


Equity Accounted Investments

     Viking's equity accounted investment in Wuxi Viking Garments Company, Ltd., generated a profit of approximately $40,000 on the Company's statement of operations for the twelve months ended December 31, 2002 versus approximately $12,000 for the comparable period in 2001. The increase is directly attributed to the acquisition of Wuxi Viking during the fourth quarter of 2001 versus a full year of activity in 2002.

     Fei Yun Viking's equity accounted investment in Lianyugang East Sea Highway Development and Management Company, Ltd. (Tollway) incurred a $210,000 loss during the twelve months ended December 31, 2002 versus approximately a $71,000 loss for the comparable period in 2001. The change is due to the acquisition of Tollway in the fourth quarter of 2001 versus a full year of activity in 2002. Construction of the highway has not been completed as of December 31, 2002. Further funding of the project through the central government is not expected to be forthcoming until local government authorities make contributions to the cost of the project. Until such contributions are made, the project will be "on hold"


General and Administrative Expenses

     Consolidated G&A costs for the twelve months ended December 31, 2002 were $4,201,000 versus $1,753,000 for the comparable period in 2001. The increase is primarily attributable to the additional general and administrative costs associated with the acquisition of Fei Yun Viking, including Golden Horse.

     Parent Company G&A costs for the twelve months ended December 31, 2002 were $889,000 (including approximately $1,000 in depreciation/amortization) versus $1,753,000 (including $232,000 in depreciation/amortization) for the comparable period in 2001. The decrease in cost can be attributed to a decrease in accrued salaries for executives and a decrease in depreciation/amortization.

Interest Expense

     Consolidated interest expense for the twelve months ended December 31, 2002 was $3,128,000 versus $148,000 for the comparable period in 2001. The increase in interest expense is due to the acquisition of Fei Yun Viking and its associated debts. Included in this debt is a past due note at Golden Horse that is being renegotiated and consequently no interest payments have been made on this note, although interest is being accrued. See further discussion in liquidity and capital resources section below regarding this and other loans.

Net Income(Loss)

     Consolidated net loss for the twelve month period ended December 31, 2002 was $19,499,000 versus $765,000 net profit for the same period in 2001. The profit in Year 2001 is due to a negotiated settlement of debt at Golden Horse that resulted in a $2,174,000 increase to net income that was recorded as an extraordinary item. Despite increasing rental income, year 2002 net losses were due primarily to an adverse court judgement against Golden Horse. The judgement required $15,600,000 worth of real estate held for sale to be turned over to another party with no remuneration to Golden Horse. In addition, real estate held for sale was revalued at lower values, as determined by the court, causing an impairment of real estate held for sale of $9,059,000. Losses were also caused by canceled sales transactions resulting in the write-off of a net amount of mortgage notes receivable of $2,383,000. The Parent Company also recognized a $363,000 impairment against capitalized software costs. Non-controlling interests (interests primarily attributable to the 40% owners of Golden Horse) in the losses were $9,313,000 thus reducing Vikings consolidated share of such losses by the same amount. The resulting final net loss of Viking was $19,499,000.


Liquidity and Capital Resources

     Cash needs for general and administrative expenses at the Parent Company Level (Viking Capital Group, Inc. U.S. administrative and management level) have been satisfied in the past by new promissory notes and the sale of common stock. The Parent Company Level will continue to rely upon raising additional capital for its cash needs at least for the immediate future and believes that its current methods will be sufficient to satisfy its general and administrative needs barring any unexpected or significant changes in such costs. The Company will need to raise substantial additional capital for future acquisitions. The Company does not have any binding agreements to supply such cash at this time. The Company continues to seek debt financing and equity financing on a large scale for future acquisitions and growth. The Company expects that it will be able to augment institutional debt or equity investments through the use of its approximately $12 million tax loss carryforward, the use of other assets it already owns, and/or the assets and cash flow from an acquired company. Cash requirements at all other levels have been satisfied by cash generated from operations and short term borrowing in the normal course of operations.

     It should be noted that the debts of the Chinese subsidiaries, including amounts related to lawsuits, are not borne by the Parent Company which has sold such Chinese entities prior to the filing date of this report but after December 31, 2002.

     Golden Horse, a 60% owned subsidiary of Fei Yun Viking, has an outstanding loan with a balance of approximately $18 million that is currently due on demand. The original loan maturity date was extended to September 2000. The loan interest rate has been amended more than once, and, as of December 31, 2002, carries an interest rate of 3.375% per annum. Management is currently working towards a re-negotiated loan document to adjust some of the terms and so that this loan would no longer be due on demand. If the bank demanded repayment of the loan, it would have a significant negative impact on liquidity of Golden Horse if it could not refinance the loan through other loan sources. Management does not believe or expect that Golden Horse's current working relationship with the lender will change.

     Golden Horse also has a loan totaling approximately $1.45 million that, as of October 31, 2002 and through the date of this report is in technical default until current negotiations conclude and new loan terms are contractually agreed upon. Management does not believe or expect that Golden Horse's current working relationship with the lender will change.

     Net cash used by operating activities for the twelve month period ended December 31, 2002 was $4,778,000 compared to $613,000 of cash used in operating activities during the comparable period in 2001. The significant change is due primarily to the operations of Golden Horse and the fact that operations have been reported for a full year in 2002 versus reporting only from its acquisition date in December of 2001.

     Net cash used in investing activities for the twelve month period ended December 31, 2002 was $88,000 compared to $8,590,000 provided by investing activities in the comparable period in 2001. The cash provided by investing activities in year 2001 was due almost entirely to cash balances at the acquired company Golden Horse. The cash used in investing activities in 2002 was due almost entirely to purchase of property, plant and equipment in China.

     Net cash used in financing activities for the twelve month period ended December 31, 2002 was $902,000 versus $799,000 net cash used in financing activities for the comparable period in 2001. Cash used in financing activities in 2002 was comprised of $774,000 of capital contributions to Chinese entities, $472,000 from the sale of Viking common stock, $508,000 of new debts and debt repayments of $238,000. There was also a net financing cash outflow(borrow/repay) of $2,418,000 to related parties of Golden Horse. In the comparable period of the prior year, cash used by financing activities was comprised of $702,000 from the sale of common stock; $5,576,000 from notes payable which is offset by $7,063,000 promissory note repayments (the vast majority of these amounts relate to Golden Horse) and $13,000 of long term lease payments.


International Currency Fluctuation

     Since the majority of assets, liabilities, revenues and costs are in China, the Company has been subject to international currency fluctuations since its acquisition of Chinese companies beginning in 2001. Due to the stability of the currency in relation to the U.S. dollar, management does not believe that the fluctuation in currency presents a serious threat to its operations at this time.

Off Balance Sheet Arrangements

     The Company does not have any off balance sheet arrangements.



ITEM 7.   FINANCIAL STATEMENTS

The "F series" pages follow page 29 and begin with "F-1" and are incorporated herein by reference.

                                                                            Page
                                                                            ----
Report of Independent Certified Public Accountants.........................  F-3
Consolidated Balance Sheets at December 31, 2002 and 2001..................  F-4
Consolidated Statements of Operations for the years ended
  December 31, 2002 and 2001...............................................  F-6
Consolidated Statement of Stockholders' Equity(Deficit)
  for the years ended December 31, 2002 and 2001...........................  F-8
Consolidated Statements of Cash Flows for the years ended
  December 31, 2002 and 2001...............................................  F-9
Notes to Consolidated Financial Statements ................................ F-11

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     On March 1, 2003, King Griffin & Adamson P.C., the Company's independent public accountants, resigned to allow its successor entity KBA Group LLP to be engaged as the Registrant's independent public accountants.

     The information contained in the March 7, 2003 Form 8-K with event date March 1, 2003 reporting this event is incorporated herein by reference to such Form 8-K filing.


PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT


Information Regarding Present Directors and Executive Officers

         The following table sets forth certain information concerning the Company's current directors and executive officers:

                          Age     Title
                          ---     -----
William J. Fossen         64      Chairman of the Board and CEO
Matthew W. Fossen         37      Director, President, CFO, Secretary, Treasurer
Mary M. Pohlmeier         54      Director
Robin M. Sandifer         65      Director
Jiang Dong (John) Lu      49      Executive Director Asian/Pacific Operations

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

         Zhou Haiping, Wang Ping and Jiang Dong (John) Lu have resigned effective January 31, 2003 concurrent with the sale of Fei Yun Viking. Qian Yu Ping and Qian Bo Rong have both resigned effective March 28, 2003 concurrent with the sale of Wuxi Viking.


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

     Matthew W. Fossen, Director, President, Chief Financial Officer, Secretary & Treasurer - Mr. Fossen has served as Chief Financial Officer, Secretary, Treasurer and Director since 1997 and president since March 2001. He has specialized financial reporting systems experience gained from working in various locations for Texas Instruments, including Tokyo, Nice, Dallas, and Austin. He earned his B.B.A. degree from University of Texas, Austin, and his M.B.A. from University of North Texas, where he also received the Outstanding M.B.A. Candidate in Finance Award and the Financial Executive Institute Award.

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

Compliance With Section 16(a) Of The Exchange Act
         Not Applicable


ITEM 10.  EXECUTIVE COMPENSATION


Summary Compensation Table

     The following table sets forth information concerning cash and non-cash compensation paid or accrued by the Company and its subsidiaries to or on behalf of the Company's Chief Executive Officer, William J. Fossen, and the named officer during the three years ended December 31, 2002. No other executive officer of the Company received, or had accrued on his or her behalf, total compensation exceeding $100,000 during such periods.


                                             Annual Compensation         Long-term Compensation
                                            --------------------   ---------------------------------
                                                                   Securities
                                Fiscal                             Underlying           All Other
Name and Principal Position     Year         Salary        Bonus   Options Granted      Compensation
---------------------------     -----       ------------   -----   ---------------      ------------
                                               ($)         ($)         (#)                 ($)
William J. Fossen               (1) 2002    $  23,698 (2)  $ -0-   5,300,000  (3)       $12,000 (7)
Chairman & CEO                  (1) 2001    $  36,000 (2)  $ -0-         -0-  (3)       $    -0-
                                (1) 2000    $  44,624 (2)  $ -0-   1,000,000  (3)       $    -0-


Matthew W. Fossen               (4) 2002    $  19,261 (5)  $ -0-   2,800,000  (6)       $    -0-
President, Secretary            (4) 2001    $  60,000 (5)  $ -0-         -0-  (6)       $    -0-
Treaurer, CFO                   (4) 2000    $  33,498 (5)  $ -0-   1,000,000  (6)       $    -0-



(1) The aggregate cash remuneration to William J. Fossen, chairman & CEO, during 2000, 2001 and 2002 was $44,624, $36,000 and $23,698 respectively excluding $12,000 in medical benefits in 2002.
(2) The amounts above exclude total accrued salaries at December 31, 2002 not paid of approximately $1,145,339 including $0, $181,500 and $245,376 accrued during 2002, 2001 and 2000 respectively.
(3) The year 2002 option shares consist of two options granted on January 2, 2002; one for 5,000,000 common shares and another option for 300,000 shares. Each of these options is exercisable at the rate of $0.20 per share for five years and is earned at the rate of 25% each 90 days after the grant date. The year 2000 option shares consist of a 1,000,000 share option granted on December 7, 2000. This option is exercisable at $0.25 per share for five years and is earned at the rate of 25% each 90 days after the grant date.
(4) The aggregate cash remuneration to Matthew W. Fossen, president, secretary, treasurer, CFO and board member, during 2000, 2001 and 2002 consisted of $33,498, $60,000 and $19,261 respectively.
(5) The amounts above exclude total accrued salaries at December 31, 2002 not paid of approximately $441,960 including $0, $82,500 and $156,502 accrued during 2002, 2001 and 2000 respectively.
(6) The year 2002 option shares consist of two options granted on January 2, 2002; one for 2,500,000 common shares and another option for 300,000 shares. Each of these options is exercisable at the rate of $0.20 per share for five years and is earned at the rate of 25% each 90 days after the grant date. The year 2000 option shares consist of a 1,000,000 share option granted on December 7, 2000. This option is exercisable at $0.25 per share for five years and is earned at the rate of 25% each 90 days after the grant date.
(7) This amount represents medical costs that were paid on behalf of William J. Fossen.


Option/SAR Grants Table

The  following  table sets forth the options  and/or stock  appreciation  rights
(SARs) made during the last completed fiscal year to each of the named executive officers.

                     OPTIONS/SAR GRANTS IN LAST FISCAL YEAR

-----------------------------------------------------------------------------------------------
Name                  Number of         Percent of total       Exercise or      Expiration
                      securities        options/SARs           base price       Date
                      underlying        granted to             ($/Share)
                      options/SARs      employees in
                      granted (#)       fiscal year

(a)                    (b)                 (c)                 (d)              (e)
-----------------------------------------------------------------------------------------------
William J. Fossen     5,300,000         51%                    $0.20            01/02/2007
CEO

Matthew W. Fossen     2,800,000         27%                    $0.20            01/02/2007
CFO


Note to Column (c) : Percentage calculated based on total compensatory option shares granted to officers, directors, employees and consultants.



Aggregated  Option/SAR  Exercises  in  Last  Fiscal  Year  and  Fiscal  Year-End
Option/SAR Values Table

-----------------------------------------------------------------------------------------------
Name                  Shares acquired   Value                  Number of
                      On exercise       Realized               securities       Value of
                      (#)               ($)                    underlying       unexercised in-
                                                               unexercised      the-money
                                                               options/SARs at  options/SAR at
                                                               FY-end(#)        FY-end ($)
                                                               Exercisable/     Exercisable/
                                                               Unexercisable    Unexercisable

(a)                    (b)                 (c)                 (d)              (e)
-----------------------------------------------------------------------------------------------

William J. Fossen        n/a              n/a                  10,475,000(EX)      n/a
CEO                                                             1,325,000(UN)

Matthew W. Fossen        n/a              n/a                   4,200,000(EX)      n/a
CFO                                                              700,000 (UN)

(EX) = Exercisable
(UN) = Un-exercisable


Compensation of Directors

     1. Standard Arrangements. The Directors of the Company are not paid any fee for their services in such capacity on a regular plan.

     2. Other Arrangements. During fiscal year 2002, for their services, each of the four directors were granted a five year option to purchase 300,000 common shares at $0.20 per share. The option vests 25% every 90 days.

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


               (The remainder of this page is blank intentionally)


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                             PRINCIPAL SHAREHOLDERS
                             ----------------------
                                December 31, 2002
                                -----------------

     The following table sets forth the names of the persons who own common stock of the Company of 5% or more, of record or beneficially, and all officers and directors of the Company and all officers and directors as a group.

              Common Shares (Class A Common) and Percentages Owned
--------------------------------------------------------------------------------------------------

                                                                 Shares Owned
                                                                 Including Options
                             Shares Owned                        Exercisable Within
Name                         Excluding Options    Percent (1)    60 Days               Percent (2)
------------------------     -----------------    --------       ------------------    --------
National Investors
Holding Corp.                    900,000              1.5%             900,000 (3)         1.1%

William J. Fossen              2,085,750              3.4%          13,885,750 (4)        16.8%

Mary M. Pohlmeier                956,353             1.5 %           2,106,353 (5)         2.6%

Matthew W. Fossen                850,127             1.4 %           5,750,127 (6)         7.0%

Robin M. Sandifer                461,987             0.8 %           1,361,987 (7)         1.7%

Jiang Dong Lu                    165,000             0.3 %           2,015,000 (8)         2.4%

All Officers, Directors
and Beneficial owners
as a Group                     5,419,217             8.8 %          25,619,217            31.6%


(1)      Based on 61,839,326 shares outstanding at December 31, 2002.
(2) Based on 61,839,326 shares outstanding at December 31, 2002 plus 20,600,000 shares represented by options that are exercisable within 60 days as follows: William J. Fossen, 11,800,000 shares; Mary M. Pohlmeier, 1,150,000 shares, Matthew W. Fossen 4,900,000 shares; Robin
         M. Sandifer 900,000 shares and Jiang Dong Lu, 1,850,000 shares.
(3) William J. Fossen is President and 56% owner of National Investors Holding Corporation (NIHC).
(4) Includes shares that may be acquired by Mr. W. J. Fossen upon the exercising of options as follows: 5,300,000 shares at $0.20; 1,000,000 shares at $0.25; 5,000,000 shares at $0.75; 500,000 shares at $1.00.
         Excludes 1,550,127 shares held by Mr. Fossen's adult children to which Mr. Fossen disclaims beneficial ownership.
(5) Includes shares that may be acquired by Ms. Pohlmeier upon the exercising of options as follows: 300,000 shares at $0.20; 500,000 shares at $0.25; 350,000 shares at $1.00.
(6) Includes shares that may be acquired by Mr. M. W. Fossen upon the exercising of options as follows: 2,800,000 shares at $0.20; 1,000,000 shares at $0.25; 1,100,000 shares at $1.00.
(7) Includes shares that may be acquired by Mr. Sandifer upon the exercising of options as follows: 300,000 shares at $0.20; 500,000 shares at $0.25; 100,000 shares at $1.00.
(8) Includes shares that may be acquired by Mr. Lu upon the exercising of options as follows: 50,000 shares at $0.20; 800,000 shares at $0.25; 1,000,000 shares at $1.00.
(9) At 12/31/02 the Company had outstanding options for 26,111,504 shares of which 24,158,746 were exercisable at 12/31/02. If all options, convertible notes and convertible preferred shares were converted to common stock as of 12/31/02, there would be approximately 98,671,850 common shares outstanding.
(10)     All ownership is direct unless indicated otherwise.

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


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Viking loaned $45,515 and $107,000 to two officers of the Company during 2002 and 2001, respectively. The loans, bearing interest from 6% to 8%, are due on demand and are unsecured. At December 31, 2002 and 2001, Viking notes and interest receivable from related parties totaled $112,898 and $60,000, respectively.

    At December 31, 2002, amounts due from related parties to Fei Yun totaled $687,000. This balance is due to Golden Horse from China Land, an entity related to a shareholder of Golden Horse. At December 31, 2001, amounts due from related parties to Fei Yun totaled $1,711,000. This balance includes $138,000 that is due to Golden Horse from a shareholder of Golden Horse, and $1,573,000 that is due from an entity that is owned by two directors of Fei Yun. These amounts due from the related parties are unsecured, bear no interest and have no fixed terms of repayment.

     In connection with the Fei Yun acquisition, the Company obtained two notes receivable totaling $11,165,000 from officers of Fei Yun. At December 31, 2002, the Company had accrued interest income of $464,000 related to these notes receivable that is included in the notes receivable balance. The first note receivable totals $6,482,544. This note bears interest, payable annually, at 4%. The first principal payment equaling 50% of the note balance is due 5 years from the date of the note (or July 2006) with the remaining principal balance due 10 years from the date of the note (2011). This note contains an option for the Company to purchase 40% of the common ownership of Heibie Kangshun FeiYun Organic Waste Processing Company, Ltd. for consideration consisting of the surrender of the note receivable.

     The second note receivable totals $5,148,060. This note bears interest, payable annually, at 4%. The first principal payment equaling 50% of the note balance is due 5 years from the date of the note (or July 2006) with the remaining principal balance due 10 years from the date of the note (2011). This note contains an option for the Company to purchase 33 1/3% of the common ownership of Beijing Anhua Office Building Co., Ltd. for consideration consisting of the surrender of the note receivable.

    During 2002 and 2001, Viking borrowed $115,000 and $23,600, respectively, from related parties including members of the Board of Directors, officers of the Company and a family member of the officers. The loans, bearing interest at 12%, are due on demand. At December 31, 2002 and 2001, Viking had notes and accrued interest payable of approximately $188,000 and $63,000, respectively.

    At December 31, 2002, amounts due to related parties from Fei Yun totaled $1,523,000. This balance includes $24,500 that was advanced from Golden Horse International and $1,498,500 that was advanced from an entity that acts as a property manager for Golden Horse.

    At December 31, 2001, amounts due to related parties from Fei Yun totaled $1,174,000. This balance included $693,000 that was advanced from China Land Property and $481,000 that was advanced from an entity that acts as a property manager for Golden Horse. The amounts due to related parties are unsecured, bear no interest and have no fixed terms of repayment.

     No interest was paid to related parties during the year ended December 31, 2002. For the year ended December 31, 2001, $6,854 of interest expense was paid to related parties.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

a)        Exhibits

Exhibit
Number                Description of Exhibit                              Note
------                ----------------------                              ----
  2.1     Contract  for  acquisition  of 25% of Beijing Fei Yun Viking
          Enterprises Co., Ltd                                            (iii)
  2.2     Contract for  acquisition  of additional  71% of Beijing Fei
          Yun Viking Enterprises Co. Ltd.                                 (iii)
  2.3     Contract  for  disposition  of 96% of Beijing Fei Yun Viking
          Enterprises Co. Ltd.                                            (v)
  3.1     Amended and  Restated  Articles of  Incorporation  of Viking
          Capital Group, Inc.                                             (ii)
  3.2     Amendment to Amended and Restated  Articles of Incorporation
          of Registrant                                                   (iv)
  3.3     Bylaws of Viking Capital Group, Inc. as amended                 (i)
  4.1     Specimen Common Stock Certificate                               (i)
  4.2     Specimen Preferred Stock Certificate                            (i)
 10.1     1996 Stock Option Plan of the  Registrant  Filed on Form 14A
          in 1996                                                         (ii)
 21.1     List of Subsidiaries
 99.1     Certification Of Chief Executive Officer Re:  Sarbanes-Oxley
          Act Of 2002
 99.2     Certification Of Chief Financial Officer Re:  Sarbanes-Oxley
          Act Of 2002
 99.3     Press Release Re: Sale of Fei YunViking Enterprises Company,
          Ltd.  filed on Form 8-K on  February  3,  2003 with an event
          date of January 31, 2003.                                       (vi)

Note
----
(i) Incorporated by reference pursuant to Exchange Act Rule 12b-23 to the Registrant's Form 10-SB(File No. 0-22744) effective December 27, 1993.
(ii) Incorporated by reference pursuant to Exchange Act Rule 12b-23 to the Registrant's Form 14A (File No. 0-22744) for 1996.
(iii) Incorporated by reference pursuant to Exchange Act Rule 12b-23 to the Registrant's Forms 8-K filed on 12/17/01 and 1/11/02 and to their respective amendments filed on 2/12/02.
(iv) Incorporated by reference pursuant to Exchange Act Rule 12b-23 to the Registrant's Form 10-KSB for the fiscal year ended December 31, 2001.
(v) Incorporated by reference pursuant to Exchange Act Rule 12b-23 to the Registrant's Form 8-K filed on February 18, 2003 with event date January 31, 2003 including amendments.
(vi) Incorporated by reference to such Form 8-K filing filed on February 3, 2003 with event date January 31, 2003.

b) During the fourth quarter of 2002, the Registrant filed on a Form 8-K dated December 17, 2002, a company press release regarding current activities and a new agreement with an investment banking firm to assist in acquiring life insurance companies.


ITEM 14.  CONTROLS AND PROCEDURES

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

                                                  VIKING CAPITAL GROUP, INC.


                                                  By /s/ Matthew W. Fossen
                                                    ----------------------------
                                                    Matthew W. Fossen
                                                    President

Dated:   May 21, 2003

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                                  Title                        Date
---------                                  -----                        ----



/s/ William J. Fossen
----------------------------      Chairman of the Board
William J. Fossen                 and Chief Executive Officer       May 21, 2003
                                  (Principal Executive Officer)

/s/ Matthew W. Fossen
----------------------------
Matthew W. Fossen                 President, Director ,CFO,         May 21, 2003
Secretary, Treasurer


/s/ Mary M. Pohlmeier
----------------------------
Mary M. Pohlmeier                 Director                          May 21, 2003


/s/ Robin M. Sandifer
----------------------------
Robin M. Sandifer                 Director                          May 21, 2003

Certification Pursuant to Rule 13a-14 under the Securities Exchange Act of 1934

I, William J. Fossen, certify that:

1. I have reviewed this annual report on Form 10-KSB of Viking Capital Group, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.  The  registrant's  other  certifying  officers  and  I are  responsible  for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 21, 2003


/s/  William J. Fossen.
------------------------------
William J. Fossen
Chief Executive Officer

Certification Pursuant to Rule 13a-14 under the Securities Exchange Act of 1934

I, Matthew W. Fossen, certify that:

1. I have reviewed this annual report on Form 10-KSB of Viking Capital Group, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.  The  registrant's  other  certifying  officers  and  I are  responsible  for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 21, 2003


/s/  Matthew W. Fossen
-----------------------------
Matthew W. Fossen
Chief Financial Officer

                      CONSOLIDATED FINANCIAL STATEMENTS AND
               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

                   VIKING CAPITAL GROUP, INC. AND SUBSIDIARIES

                           DECEMBER 31, 2002 AND 2001

                   VIKING CAPITAL GROUP, INC. AND SUBSIDIARIES


                                    CONTENTS




                                                                            PAGE
                                                                            ----

Report of Independent Certified Public Accountants..........................F-3

Financial Statements

   Consolidated Balance Sheets at December 31, 2002 and 2001................F-4

   Consolidated Statements of Operations for the years ended
      December 31, 2002 and 2001 ...........................................F-6

   Consolidated Statement of Stockholders' Equity (Deficit) for the
      years ended December 31, 2002 and 2001 ...............................F-8

   Consolidated Statements of Cash Flows for the years ended
      December 31, 2002 and 2001 ...........................................F-9

   Notes to Consolidated Financial Statements...............................F-11

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
               --------------------------------------------------


To the Board of Directors and Stockholders of Viking Capital Group, Inc.

We have audited the accompanying consolidated balance sheets of Viking Capital Group, Inc. and subsidiaries as of December 31, 2002 and 2001 and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Viking Capital Group, Inc. and subsidiaries as of December 31, 2002 and 2001 and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

As described in Note B, the accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. Management's plans addressing going concern are also described in Note B. The Company has experienced recurring losses from operations and negative cash flows from operations, since its inception. Additionally, as further described in Note W, the Company disposed of its primary revenue generating assets effective January 31, 2003. Additionally, at December 31, 2002, the Company's current liabilities significantly exceeded its current liquid assets. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/s/ KBA GROUP LLP
KBA GROUP LLP

Dallas, Texas
April 7, 2003


                   VIKING CAPITAL GROUP, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS


                                     ASSETS
                                     ------

                                                                    December 31,
                                                                 2002         2001
                                                               ---------    ---------
                                                                   (in thousands)
CURRENT ASSETS
   Cash and cash equivalents                                   $   1,423    $   7,191
   Other receivables                                                 549          719
   Mortgage notes receivable                                      13,226       15,797
   Notes receivable and accrued interest, (including related
     party amount of $104,000 and $60,000 at December 31,
     2002 and 2001, respectively), net of allowance of
     $191,000 at December 31, 2002 and 2001                          113           60
   Deposit                                                         1,210        1,210
   Real estate held for sale                                      45,005       50,592
                                                               ---------    ---------

        Total current assets                                      61,526       75,569

PROPERTY AND EQUIPMENT
   Building                                                       37,543       37,543
   Computer equipment                                                157          157
   Furniture and office equipment                                     45           43
   Vehicles                                                            3           39
   Building improvements                                             710          640
                                                               ---------    ---------

                                                                  38,458       38,422

   Accumulated depreciation and amortization                      (2,246)        (173)
                                                               ---------    ---------

        Net property and equipment                                36,212       38,249

CAPITALIZED SOFTWARE, net of accumulated amortization
   of $ - and $361,000 at December 31, 2002 and 2001,
   respectively                                                       50          413

NOTES AND OTHER RECEIVABLES FROM RELATED PARTIES                  12,316       12,876

INVESTMENTS IN AFFILIATES                                          1,948        2,118

OTHER ASSETS                                                          35           44
                                                               ---------    ---------

TOTAL ASSETS                                                   $ 112,087    $ 129,269
                                                               =========    =========


The accompanying notes are an integral part of these consolidated financial statements.


                   VIKING CAPITAL GROUP, INC. AND SUBSIDIARIES

                     CONSOLIDATED BALANCE SHEETS - Continued


                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

                                                                                          December 31,
                                                                                      2002            2001
                                                                                  -----------     -----------
                                                                                         (in thousands)
CURRENT LIABILITIES
  Current maturities of long-term debt and other current debts
     (including $188,000 and $63,000 due to related parties at
     December 31, 2002 and 2001, respectively), net of unamortized debt discount of $27,000 and $48,000 at December 31, 2002
     and 2001, respectively                                                       $    20,147     $    19,960
  Accounts payable                                                                      9,851          12,454
  Accrued officers' salaryand payroll taxes                                             1,611           1,658
  Accrued litigation settlement                                                        15,600               -
  Other payables                                                                       12,085          12,642
  Due to related parties                                                                1,523           1,174
  Deferred income tax liability                                                         8,152          13,737
  Current income taxes payable                                                            568             568
  Other accrued expenses                                                               10,561           8,320
                                                                                  -----------     -----------

             Total current liabilities                                                 80,098          70,513

LONG-TERM DEBT, less current portion                                                   25,531          25,531
                                                                                  -----------     -----------

TOTAL LIABILITIES                                                                     105,629          96,044

NON-CONTROLLING INTEREST                                                                    -           8,091

COMMITMENTS AND CONTINGENCIES (Notes B, K and V)

STOCKHOLDERS' EQUITY
  Preferred stock $1.00 par value; 50,000,000 shares authorized:
     Series 2001 Callable Preferred Stock $1.00 par value; 5,000,000 shares authorized, 1,800,000 shares issued and outstanding at
        December 31, 2002 and 2001 (liquidation preference of
        $18,000,000)                                                                    1,800           1,800
  Common stock $0.001 par value; 150,000,000 shares authorized,
     69,864,951 and 64,361,485 shares issued at December 31, 2002
     and 2001, respectively                                                                70              64
  Common stock Class B $0.001 par value; 100,000 shares authorized,
     issued and outstanding                                                                 -               -
  Additional paid-in capital                                                           37,022          36,205
  Accumulated deficit                                                                 (29,393)         (9,894)
                                                                                  -----------     -----------
                                                                                        9,499          28,175
             Less treasury stock; 8,026,000 shares at cost
                 at December 31, 2002 and 2001                                         (3,041)         (3,041)
                                                                                  -----------     -----------

             Total stockholders' equity                                                 6,458          25,134
                                                                                  -----------     -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                        $   112,087     $   129,269
                                                                                  ===========     ===========


The accompanying notes are an integral part of these consolidated financial statements.


                   VIKING CAPITAL GROUP, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                     Years Ended December 31,
                                                                                      2002             2001
                                                                                  -----------      -----------
                                                                           (in thousands, except earnings per share)
REVENUE
     Rental income                                                                $     2,692      $         -
     Sales of real estate, net of sales taxes                                             167                -
     Other                                                                                 14                -
                                                                                  -----------      -----------
              Total revenue                                                             2,873                -

COST OF REVENUE
     Cost of real estate sales                                                           (750)               -
     Selling expenses                                                                    (254)               -
     Impairment of real estate held for sale                                           (9,059)               -
                                                                                  -----------      -----------

              Total cost of revenue                                                   (10,063)               -
                                                                                  -----------      -----------

GROSS LOSS                                                                             (7,190)               -

GENERAL AND ADMINISTRATIVE EXPENSES                                                    (4,201)          (1,753)
WRITE OFF OF MORTGAGE NOTES RECEIVABLE                                                 (2,383)               -
WRITE OFF OF RECEIVABLE FROM RELATED PARTY                                             (1,873)               -
WRITE OFF OF IMPAIRMED CAPITALIZED SOFTWARE                                              (363)               -
LITIGATION SETTLEMENT                                                                 (15,600)               -
                                                                                  -----------      -----------

         Loss from operations                                                         (31,610)          (1,753)

OTHER INCOME (EXPENSE)
     Interest income (including $465,000 and $0 from related parties)                     472                9
     Interest expense (including $11,000 and $7,000 to related parties)                (3,128)            (148)
     Loss from equity accounted investment                                               (170)             (59)
     Other                                                                                 39                -
                                                                                  -----------      -----------

         Total other income (expense)                                                  (2,787)            (198)
                                                                                  -----------      -----------

         Loss before provision for income taxes, non-controlling interest
           and extraordinary item                                                     (34,397)          (1,951)

INCOME TAX BENEFIT                                                                      5,585              542
                                                                                  -----------      -----------

         Loss before non-controlling interest and extraordinary item                  (28,812)          (1,409)

NON-CONTROLLING INTEREST                                                                9,313                -

EXTRAORDINARY ITEM
     Gain on extinguishment of debt, net of income taxes of
         $2,122,000, net of non-controlling interest portion of $2,135,000                  -            2,174
                                                                                  -----------      -----------

NET INCOME (LOSS)                                                                 $   (19,499)     $       765
                                                                                  ===========      ===========

The accompanying notes are an integral part of these consolidated financial statements.


                   VIKING CAPITAL GROUP, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF OPERATIONS - Continued



                                                                                     Years Ended December 31,
                                                                                      2002             2001
                                                                                  -----------      -----------
                                                                           (in thousands, except earnings per share)
EARNINGS PER SHARE:
     Basic
         Net loss per share before extraordinary item                             $     (0.33)     $     (0.04)
         Extraordinary item                                                                 -             0.06
                                                                                  -----------      -----------
         Net income (loss) per share                                              $     (0.33)     $      0.02
                                                                                  ===========      ===========

     Diluted
         Net loss per share before extraordinary item                             $     (0.33)     $     (0.03)
         Extraordinary item                                                                 -             0.05
                                                                                  -----------      -----------
         Net income (loss) per share                                              $     (0.33)     $      0.02
                                                                                  ===========      ===========

WEIGHTED-AVERAGE NUMBER OF SHARES
     OUTSTANDING - BASIC                                                               58,971           39,760

EFFECT OF DILUTIVE STOCK OPTIONS                                                            -            1,755
                                                                                  -----------      -----------

WEIGHTED-AVERAGE NUMBER OF SHARES
     OUTSTANDING - DILUTED                                                             58,971           41,515
                                                                                  ===========      ===========











The accompanying notes are an integral part of this consolidated financial statement.


                           VIKING CAPITAL GROUP, INC.

            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                           December 31, 2002 and 2001
                                 (in thousands)

                                                                                                   Class B        Additional
                                                  Preferred Stock         Common Stock           Common Stock      Paid-in
                                                 Shares     Amount     Shares      Amount     Shares     Amount    Capital
                                                --------   --------   --------    --------   --------   --------   --------
Balance at December 31, 2000                           -   $      -     36,582    $     36        100          -   $  9,514

Issuance of common stock for cash                      -          -      3,203           4          -          -        698

Issuance of common stock for services                  -          -        807           1          -          -        125

Issuance of  common stock for acquisitions             -          -     23,300          23          -          -      9,117

Issuance of preferred stock for acquisition        1,800      1,800          -           -          -          -     16,200

Issuance of stock options for services                 -          -          -           -          -          -        332

Issuance of common stock upon
     conversion of notes payable and
     settlement of interest due                        -          -        470           -          -          -         71

Beneficial conversion feature of notes issued          -          -          -           -          -          -        148

Net loss                                               -          -          -           -          -          -          -
                                                --------   --------   --------    --------   --------   --------   --------

Balance at December 31, 2001                       1,800   $  1,800     64,362    $     64        100   $      -   $ 36,205

Issuance of common stock for cash                      -          -      3,834           4          -          -        468

Issuance of common stock for services                  -          -      1,230           1          -          -        155

Cancellation of shares previously issued               -          -       (300)          -          -          -        (32)

Issuance of stock options for services                 -          -          -           -          -          -         52


Issuance of common stock upon
     conversion of notes payable and
     settlement of interest due                        -          -        739           1          -          -        103

Stock option issued with note                          -          -          -           -          -          -         27

Beneficial conversion feature of notes issued          -          -          -           -          -          -         44

Net loss                                               -          -          -           -          -          -          -
                                                --------   --------   --------    --------   --------   --------   --------

Balance at December 31, 2002                       1,800   $  1,800     69,865    $     70        100   $      -   $ 37,022
                                                ========   ========   ========    ========   ========   ========   ========

                                                Accumulated  Treasury
                                                  Deficit     Stock       Total
                                                 --------    --------    --------
Balance at December 31, 2000                     $(10,659)   $    (41)   $ (1,150)

Issuance of common stock for cash                       -           -         702

Issuance of common stock for services                   -           -         126

Issuance of  common stock for acquisitions              -      (3,000)      6,140

Issuance of preferred stock for acquisition             -           -      18,000

Issuance of stock options for services                  -           -         332

Issuance of common stock upon
     conversion of notes payable and
     settlement of interest due                         -           -          71

Beneficial conversion feature of notes issued           -           -         148

Net loss                                              765           -         765
                                                 --------    --------    --------

Balance at December 31, 2001                     $ (9,894)   $ (3,041)   $ 25,134

Issuance of common stock for cash                       -           -         472

Issuance of common stock for services                   -           -         156

Cancellation of shares previously issued                -           -         (32)

Issuance of stock options for services                  -           -          52


Issuance of common stock upon
     conversion of notes payable and
     settlement of interest due                         -           -         104

Stock option issued with note                           -           -          27

Beneficial conversion feature of notes issued           -           -          44

Net loss                                          (19,499)          -     (19,499)
                                                 --------    --------    --------

Balance at December 31, 2002                     $(29,393)   $ (3,041)   $  6,458
                                                 ========    ========    ========


The accompanying notes are an integral part of these consolidated financial statements.


                   VIKING CAPITAL GROUP, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                                                 Years Ended December 31,
                                                                                 2002                2001
                                                                             -----------         -----------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income (loss)                                                       $   (19,499)        $       765
     Non cash charges included in operations
         Provision for doubtful notes receivable                                     247                  60
         Write off of mortgage notes receivable                                    2,383                   -
         Impairment of assets                                                        363                   -
         Impairment of real estate held for sale                                   9,059                   -
         Write off of receivable from related party                                1,873                   -
         Gain on sale of assets                                                      (26)                  -
         Depreciation and amortization                                             2,105                 232
         Amortization of deferred financing costs                                     90                 100
         Common stock issued for services                                            123                 126
         Stock options issued for services                                            52                 332
         Loss from equity accounted affiliates                                       170                  59
         Non-controlling interest                                                 (9,311)                  -
         Extraordinary gain from extinguishment of debt                                -              (2,174)
     Changes in assets and liabilities (net of effects of acquisitions)
         (Increase) decrease in real estate held for sale                         (3,473)                  -
         (Increase) decrease in mortgage notes receivable                            188                   -
         (Increase) decrease in accrued interest receivable                           (7)                  -
         (Increase) decrease in other assets and receivables                         (70)                 32
         Increase (decrease) in accounts payable                                    (691)               (170)
         Increase (decrease) in accrued officers' salary and
            payroll taxes                                                             (7)                264
         (Increase) decrease in accrued litigation settlement                     15,600                   -
         (Increase) decrease in accrued interest payable                              24                   -
         Increase (decrease) in other accrued expenses                             1,669              (2,269)
         Increase (decrease) in deferred income tax liability                     (5,585)              1,580
         Increase (decrease) in other payables                                       (55)                450
                                                                             -----------         -----------

Net cash used in operating activities                                             (4,778)               (613)

CASH FLOWS FROM INVESTING ACTIVITIES
     Purchases of property, plant and equipment                                      (72)                  -
     Proceeds from sale of property, plant and equipment                              30                   -
     Loans made to shareholders                                                      (46)               (107)
     Loan repayments-related parties                                                   -                  68
     Net repayments on amounts due from related parties                                -                 567
     Cash received in connection with acquisition                                      -               8,062
                                                                             -----------         -----------

Net cash provided by (used in) investing activities                                  (88)              8,590


                                 - Continued -

The accompanying notes are an integral part of these consolidated financial statements.



                   VIKING CAPITAL GROUP, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued
                                 (in thousands)


                                                                                 Years Ended December 31,
                                                                                 2002                2001
                                                                             -----------         -----------
CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from notes payable                                             $       383         $     5,552
     Proceeds from notes payable - related parties                                   125                  24
     Net advances to related parties                                              (2,418)             (7,036)
     Repayments of notes payable                                                    (192)                (27)
     Repayments of notes payable - related parties                                   (46)                 (1)
     Repayments of capital lease obligations                                           -                 (13)
     Proceeds from sale of common stock                                              472                 702
     Capital contributions                                                           774                   -
                                                                             -----------         -----------

Net cash used in financing activities                                               (902)               (799)
                                                                             -----------         -----------


NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                              (5,768)              7,178

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                     7,191                  13
                                                                             -----------         -----------

CASH AND CASH EQUIVALENTS AT END OF YEAR                                     $     1,423         $     7,191
                                                                             ===========         ===========

SUPPLEMENTAL DISCLOSURES

     Cash flow information:
         Interest paid                                                       $     1,045         $        18
         Income taxes paid                                                   $         -         $         -

     Non-cash financing activities:
         Preferred stock issued for:
             Acquisitions                                                              -              18,000

         Common stock issued for:
             Acquisitions                                                              -               6,140
             Repayment of notes payable                                               96                  71
             Payment of interest                                                       8                   -

         Note payable issued for:
             Payment of interest                                                      11                   8

         Settlement of note payable through reduction
             of related note receivable                                                -                  10

         Settlement of accounts payable through
             reduction of amounts due from related party                           1,914                   -

         Beneficial conversion feature of convertible
             notes payable                                                            44                 148

         Debt discount resulting from the issuance of
             options to obtain debt financing                                         27                   -


The accompanying notes are an integral part of these consolidated financial statements.

                   VIKING CAPITAL GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2002 and 2001



NOTE A - BACKGROUND AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

History
-------

Viking Capital Group, Inc. ("Viking") was incorporated November 12, 1986, as a Utah business corporation under the name of Silver Harvest, Inc. to transact any business authorized under the general corporation law of Utah. On February 21, 1990 Viking amended its Articles of Incorporation to change its name to Viking Capital Group, Inc. with all the same provisions of the original articles to remain in full force.

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

Fei Yun owns five principal assets. Specifically, Fei Yun owns 60% of Beijing Golden Horse Great Wall Estate Construction Company, Ltd. ("Golden Horse"), 40% of Lianyugang East Sea Highway Development and Management Company, Ltd.
("Highway"), 100% of Beijing Fei Yun Viking Chemical Trading Company, Ltd. ("Chemical") which acquired certain assets and liabilities from Beijing Fei Yun Chemical Trading Company, Ltd., and two notes receivable effectively collateralized by the underlying equity of two operating companies. Golden Horse is a Sino-foreign joint venture company established on December 25, 1992. Golden Horse is the sole developer and owner of Sunshine Plaza which was developed in the Chaoyang area in Beijing China. Sunshine Plaza is a facility which includes approximately 425,000 square feet of retail space, 97,000 square feet of office space, and 980,000 square feet of condominium space. Construction of Sunshine Plaza was completed in 1999. At December 31, 2002 and 2001, Golden Horse is owned 60% by Fei Yun, 20% by Golden Horse International Investment Company and 20% by Beijing Municipal Construction Engineering Corporation. Highway is engaged in the construction of a highway in the Jiangsu Province of the People's Republic of China. At December 31, 2002 and 2001, Highway was 40% owned by Fei Yun, 20% by East Sea County Transportation Bureau, a government related entity ("East Sea"), 24% by Mr. Zhou Haiping (a director of Fei Yun), and 16% by Mr. Wang Jun. The highway is owned by East Sea County Transportation Bureau, and the operating rights, along with the highway tolls, have been assigned to the Company for an operating period of approximately 15 years. Construction of the highway has not been completed as of December 31, 2002. Further funding of the project through the central government is not expected to be forthcoming until local government authorities make contributions to the cost of the project. Until such contributions are made, the project will be "on hold". Highway will begin generating revenues and amortizing the cost of the project after completing the construction of the highway. Chemical is engaged in the trading and transportation of chemical products in the People's Republic of China. Chemical is currently not generating any significant revenue.

Effective January 31, 2003, Viking sold its interest in Fei Yun. See Note W for a further explanation of the sale transaction.

                   VIKING CAPITAL GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2002 and 2001


NOTE A - BACKGROUND AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

History - Continued
-------------------

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

Effective March 28, 2003, Viking sold its interest in Wuxi. See Note W for a further explanation of the sale transaction.

For the periods presented, Viking and its subsidiaries are collectively referred to as the "Company."

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

The gross amount of the assets held under capital leases amounted to $107,631 at December 31, 2002 and 2001. The accumulated amortization of the assets held under capital leases totaled $107,631 at December 31, 2002 and December 31, 2001.

                   VIKING CAPITAL GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2002 and 2001


NOTE A - BACKGROUND AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Impairment of Long-Lived Assets
-------------------------------

Effective January 1, 2002, the Company adopted the provisions of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets) ("SFAS 144"), which supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," ("SFAS 121") and accounting and reporting provisions of Accounting Principles Bulletin Opinion 30, "Reporting the Results of Operations," for a disposal of a segment. The primary objective of SFAS 144 is to develop one accounting model based on the framework established in SFAS 121 for long-lived assets to be disposed of and significantly changes the criteria that would have to be met to classify an asset as held for sale. SFAS 144 also requires expected future operating losses from discontinued operations to be displayed in the period(s) in which the losses are incurred, rather than as of the measurement date. The adoption of SFAS 144 had no effect on the Company's financial position or results of operations.

The Company reviews long-lived assets, other than goodwill, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Conditions that would necessitate an impairment assessment include material adverse changes in operations, significant adverse differences in actual results in comparison with initial valuation forecasts prepared at the time of acquisition, a decision to abandon acquired products, services or technologies, or other significant adverse changes that would indicate the carrying amount of the recoreded asset might not be recoverable. Rocoverability of assets held and used is measured by a comparison of the carrying amount of an asset to undiscounted pre tax future net cash flows expected to be generated by that asset. An impairment loss is recognized for the amount by which the carrying amount of the assets exceeds the fair value of the assets. Long-lived assets held for sale are reported at the lower of cost or fair value less costs to sell.

Real Estate Held for Sale
-------------------------

Real estate held for sale consists of condominium units, office units, and parking garage spaces. Real estate held for sale is reported in the balance sheet at the lower of cost or fair value less costs to sell. Real estate held for sale is assessed for impairment when management believes that events or changes in circumstances indicate that its carrying amount may not be recoverable. Based on this assessment, property that is considered impaired is written down to its fair value. Impairment losses are expensed as recognized. There were no significant sales of real estate during the years ended December 31, 2002 or 2001. Accordingly, management reviewed the real estate for impairment and determined that the value should be written down to the value that was established by the courts in a judgment that was imposed against the Company during 2002 (see Note V). Accordingly, an impairment charge of $9,059,000 has been recorded in the accompanying statement of operations for the year ended December 31, 2002.

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

                   VIKING CAPITAL GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2002 and 2001


NOTE A - BACKGROUND AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Rental Revenue - Rent is reported as income over the lease term as it becomes receivable according to the provisions of the lease. However, if the rentals vary from the straight-line basis, the income is recognized on a straight-line basis unless another systematic and rational basis is more representative of the time pattern in which the use benefit from the leased property is diminished, in which case that basis is used.

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

Net Income (Loss) per Common Share
----------------------------------

Net income (loss) per common share is computed by dividing the net income (loss) during the year by the weighted average number of shares of common stock outstanding for the year. Diluted income (loss) per share includes the effect of all dilutive options and warrants and instruments convertible into common stock. The total number of stock options and warrants excluded from the diluted computation at December 31, 2002 and 2001 (because they are anti-dilutive) was 26,111,504 and 17,568,683, respectively.

Software Development
--------------------

Software development costs have been capitalized in accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed" ("SFAS 86"). In accordance with SFAS 86, capitalization of software development costs begins upon the establishment of technological feasibility and ends when a product is available for general release to customers. During 2001 the Company amortized $209,012 of software costs using an estimated useful life of three years. Beginning in the fourth quarter of 2001, the Company stopped amortizing this software as the product was currently not in use. Under SFAS 86, the Company must evaluate the unamortized cost of the computer software product at each balance sheet date to determine if the net realizable value is less than the unamortized cost, in which case an impairment loss must be recorded. Since there have been no sales of the software to date, and the Company currently has no sales commitments, management determined that the net realizable value of this software is $50,000. Accordingly, the Company recognized an impairment loss for the carrying value of this asset during 2002 of approximately $363,000.

                   VIKING CAPITAL GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2002 and 2001


NOTE A - BACKGROUND AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Foreign Currency Translation
----------------------------

Fei Yun's operations are conducted in the People's Republic of China. Fei Yun's local currency is the functional currency (primary currency in which business is conducted). As Fei Yun's functional currency has been stable in relation to the
U. S. dollar for the period since the acquisition through December 31, 2002, there is no adjustment resulting from translating the foreign functional currency assets and liabilities into U. S. dollars.

Stock Based Compensation
------------------------

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure" ("SFAS 148"). SFAS 148 amends FASB Statement No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), to provide alternative methods of transition to SFAS 123's fair value method of accounting for stock-based employee compensation.

SFAS 148 also amends the disclosure provisions of SFAS 123 and APB Opinion No. 28, "Interim Financial Reporting," to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. While SFAS 148 does not amend SFAS 123 to require companies to account for employee stock options using the fair value method, the disclosure provisions of SFAS 148 are applicable to all companies with stock-based employee compensation, regardless of whether they account for that compensation using the fair value method of SFAS 123 or the intrinsic value method of APB Opinion No. 25, "Accounting for Stock Issued to Employees" ("ABP 25"). Under APB 25, if the exercise price of an employee's stock option equals or exceeds the market price of the underlying stock on the date of grant, no compensation expense is recognized. As allowed by SFAS 123, the Company has elected to continue to utilize the accounting method prescribed by APB 25 and has adopted the disclosure requirements of SFAS 123 and SFAS 148 as of December 31, 2002.


                   VIKING CAPITAL GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2002 and 2001


NOTE A - BACKGROUND AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Stock Based Compensation - Continued
------------------------------------

The following table summarizes relevant information as to the reported results under the Company's intrinsic value method of accounting for stock awards, with supplemental information as if the fair value recognition provision of SFAS 123 had been applied for the years ended December 31, 2002 and 2001:

                                                                         Year Ended          Year Ended
                                                                        December 31,        December 31,
                                                                            2002                2001
                                                                        ------------        ------------
                                                                    (in thousands, except earnings per share)
Net income (loss) attributable to common
    stockholders, as reported                                           $    (19,499)       $        765
Add:  Stock-based employee compensation
    expense included in reported net income (loss)                                 -                   -
Deduct:  Stock-based employee compensation expense
    determined under fair value based method                                  (1,449)               (677)
                                                                        ------------        ------------

Pro forma net income (loss)                                             $    (20,948)       $         88
                                                                        ============        ============

Net income (loss) per share --
    As reported
      Basic                                                             $      (0.33)       $       0.02
                                                                        ============        ============
      Diluted                                                           $      (0.33)       $       0.02
                                                                        ============        ============
    Pro forma
      Basic                                                             $      (0.36)       $       0.00
                                                                        ============        ============
      Diluted                                                           $      (0.36)       $       0.00
                                                                        ============        ============


Stock-based employee compensation expense is recognized as options vest.

The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123 as amended by SFAS No. 148 and Emerging Issues Task Force ("EITF") Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services." All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. The measurement date of the fair value of the equity instrument issued is the earlier of the date on which the counterparty's performance is complete or the date on which it is probable that performance will occur.

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

                   VIKING CAPITAL GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2002 and 2001


NOTE B - GOING CONCERN UNCERTAINTY

The consolidated financial statements have been prepared on the assumption that the Company will continue as a going concern. The Company has experienced recurring losses from operations and negative cash flows from operations, since its inception. Additionally, as further described in Note W, the Company disposed of its primary revenue generating assets effective January 31, 2003. Lastly, at December 31, 2002 the Company's current liabilities significantly exceeded its current liquid assets. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

The Company plans to reduce current debt levels and related interest expense through negotiations with debt holders although the likelihood of success of the negotiations can not be predicted at this time. In the meantime, the Company will continue to incur expenses relating to corporate overhead and activities in connection with managing the Company's investments and considering additional opportunities. As further described in Note W, the Company disposed of its foreign operations on January 31, 2003 and March 28, 2003. These disposals will significantly reduce the corporate overhead expenses of the Company; however, the Company has been and continues to be dependent upon outside financing in the form of debt and equity to perform its business development activities and cover current overhead expenses. Although the Company has been successful raising capital in the past, if the Company is unable to raise capital, it may be required to sell additional assets. Such actions could have a material adverse effect on the Company's business and operations.

The Company also intends to obtain additional funds in order to complete acquisitions. and to develop other businesses, including its financial services business, in the U.S and abroad. This capital may come from additional debt or equity issuances.

The consolidated financial statements do not include any adjustments to reflect the possible effects on the recoverability and classification of assets or classification of liabilities which may result from the inability of the Company to continue as a going concern.


NOTE C - ACQUISITIONS

During November 2001, the Company acquired a 25% ownership interest in Wuxi Viking Enterprises Co. Ltd. ("Wuxi"), a Chinese corporation, for 1,800,000 shares of Viking's common stock recorded at $540,000 based on the market value of Viking's common stock at the date of acquisition. This acquisition is accounted for under the equity method of accounting, and accordingly, Viking's portion of the net income of the acquired entity is included in operations of the Company from the acquisition date.

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


                   VIKING CAPITAL GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2002 and 2001


NOTE C - ACQUISITIONS (Continued)

A summary of the fair value of underlying assets acquired and liabilities assumed is as follows (in thousands):

                                      Golden                                     Notes
                                      Horse      Chemical      Highway         Receivable       Total
                                    ---------    --------     ---------        ----------     --------
Cash                                $   8,062    $      -     $       -        $        -     $  8,062
Mortgage and notes receivable          15,797           -             -            11,165       26,962
Property and equipment                 38,244           -             -                 -       38,244
Real estate held for sale              50,592           -             -                 -       50,592
Other                                   2,748       1,459             -                 -        4,207
Investment in affiliates                    -           -         1,578                 -        1,578
Other payables                        (41,005)         (7)            -                 -      (41,012)
Accounts payable                      (12,377)          -             -                 -      (12,377)
Accrued expenses                       (6,966)          -             -                 -       (6,966)
Debt                                  (39,792)          -             -                 -      (39,792)
Minority interest                      (5,840)        (58)            -                 -       (5,898)
                                    ---------    --------     ---------        ----------     --------

    Net assets                      $   9,463    $  1,394     $   1,578        $   11,165     $ 23,600
                                    =========    ========     =========        ==========     ========


Unaudited pro-forma financial information for the year ended December 31, 2001, as though the acquisitions had occurred on January 1, 2001 is as follows (in thousands):

                                                                  2001
                                                             -------------

     Revenues                                                $       9,571
                                                             =============
     Net income (loss)                                       $       1,594
                                                             =============

     Net income (loss) per share:
       Basic                                                 $         .04
                                                             =============
       Diluted                                               $         .04
                                                             =============

The table above includes $150,000 of pro forma net income for the year ended December 31, 2001, related to the acquisition of Wuxi.


NOTE D - NON-CONTROLLING INTEREST

Non-controlling interest of $ - and $8,091,000 at December 31, 2002 and 2001, respectively, represents the cumulative non-controlling interests in Viking's ownership in Fei Yun and Fei Yun's minority portion of its less than 100% owned subsidiaries. For the year ended December 31, 2002, the losses attributable to the non-controlling interest were greater than the investment by the non-controlling parties. Accordingly, the non-controlling interest in the balance sheet has been reduced to zero with the excess losses absorbed by the Company. Any profits generated by the Fei Yun entities prior to the sale on January 31, 2003 will be allocated solely to the Company until they have been repaid for their excess loss absorption.

                   VIKING CAPITAL GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2002 and 2001


NOTE E - INVESTMENT IN AFFILIATES ACCOUNTED FOR UNDER THE EQUITY METHOD

During November 2001, the Company acquired a 25% ownership interest in Wuxi, a Chinese corporation, which is accounted for under the equity method of accounting. This equity accounted affiliate is engaged in operating garment factories in China. The Company's equity accounted income (loss) of Wuxi is not significant from its acquisition date through December 31, 2002.

Through its acquisition of Fei Yun in December 2001, the Company acquired a 38% effective ownership interest in Highway, which is accounted for under the equity method. This equity accounted affiliate is engaged in the construction of a highway in the Jiangsu Province of the People's Republic of China. There has been no significant operating activity from the date of acquisition through December 31, 2002.


NOTE F - MORTGAGE NOTES RECEIVABLE

Mortgage notes receivable result from the sale of apartments, parking spaces and office spaces. These mortgage notes receivable do not have specified interest rates or repayment dates; however, they are normally collected within one year, and thus due to their short-term nature, interest income is not charged on the outstanding note balance.

During 2002, a real estate sales transaction previously recorded during the year ended December 31, 2001 was cancelled. This cancellation of the sale resulted in the Company increasing its real estate held for sale by the net realizable value of the real estate and recording a resulting loss of $2,383,000, which is shown as a separate line item on the statement of operations.

Mortgage notes receivable consist of the following at December 31, (in thousands):

                                                 December 31,     December 31,
                                                     2002             2001
                                                 ------------     ------------

     Apartment units                             $     13,226     $     15,797
     Parking spaces                                         -                -
     Office units                                           -                -
                                                 ------------     ------------

     Total mortgage notes receivable             $     13,226     $     15,797
                                                 ============     ============


NOTE G - REAL ESTATE HELD FOR SALE

At December 31, 2002 and 2001, real estate held for sale consists of the following (in thousands):

                                                 December 31,     December 31,
                                                     2002             2001
                                                 ------------     ------------

     Apartment units                             $     38,180     $     31,178
     Office units                                       2,056            4,572
     Parking garage spaces                              4,769           14,842
                                                 ------------     ------------

     Total                                       $     45,005     $     50,592
                                                 ============     ============

As further discussed in Note A, during 2002, the Company wrote down certain of its real estate held for sale to its estimated net realizable value. This write down resulted in a charge to operations of approximately $5,729,000.


                   VIKING CAPITAL GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2002 and 2001


NOTE H - NOTES PAYABLE

The following is a summary of long-term debt at December 31, 2002 and 2001 (in thousands):

                                                                                     2002           2001
                                                                                 -----------    -----------

 Notepayable to Bank of China,  interest  payable  quarterly at 5.94%; 5% of the principal currently in default and
     due on demand with the remaining amount due on
     December 31, 2004, secured by a portion of the building                     $    26,971    $    26,983

 Notepayable to Industrial and  Commercial  Bank of China,
     bearing interest at 3.375%, with an extended maturity date of September 30, 2000,  currently in default and due on demand,
     secured by a portion of the building and real estate held for sale               18,012         18,192

 Notes payable to various  investors  (including $188 and $63 to related parties and of which $654 and $316 are convertible notes payable), bearing interest from 10% to 14% due  annually,  maturing  in 2003 or on demand, secured by assets of Viking (net of unamortized debt discount of $27 and
     $48 at December 31, 2002 and 2001, respectively)                                    695            316
                                                                                 -----------    -----------

                                                                                      45,678         45,491

 Less current maturities of long-term debt                                            20,147         19,960
                                                                                 -----------    -----------

 Long-term debt                                                                  $    25,531    $    25,531
                                                                                 ===========    ===========

The following are maturities of long-term debt for each of the next five years ended December 31, (in thousands):

                  2003                                                           $    20,147
                  2004                                                                25,531
                                                                                 -----------

                                                                                 $    45,678


During the year ended December 31, 2002 the Company entered into new convertible notes or renewed existing convertible notes totaling $856,653. All outstanding convertible notes at December 31, 2002 mature in 2003 or on demand, bear interest ranging from 10% to 14% and are secured by the assets of Viking, except for a $100,000 note which is secured by 200,000 free trading shares owned by directors and shareholders of the Company. Interest payments on these notes are due annually. During 2002 and 2001, notes payable totaling $96,000 and $68,927, respectively, and related accrued interest of $8,040 and $2,043 were converted to 738,800 and 469,909 common shares, respectively.

                   VIKING CAPITAL GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2002 and 2001


NOTE H - NOTES PAYABLE (Continued)

At December 31, 2002, the Company had approximately $654,000 (net of unamortized debt discount) of convertible notes outstanding that have the option to convert into common shares at a rate ranging from $0.10 - $0.30 per share. If converted, approximately $129,000 of these notes carry an additional option to purchase the same number of common shares which the holder was originally entitled to receive if the notes were converted to equity, with exercise prices ranging from $0.15 - $0.50 per share. An additional $127,000 of notes carry an option to purchase one-half of the number of common shares which the holder was originally entitled to receive if the notes were converted to equity, with exercise prices ranging from $0.20 - $0.50 per share. All options, if the notes are converted, are exercisable for a period of one year from conversion. The Company records a charge for the fair value of beneficial conversion features as the notes are originated. During 2002 the Company recorded $51,318 related to the beneficial conversion feature for new notes issued.

The Company computes the fair value of the options at the date that note is originated using the Black-Sholes option pricing model. During 2002, the following assumptions were used in calculating the value of stock options included in newly originated notes: applicable risk free interest rate based on the current treasury-bill interest rate at the issuance date of 4.7%; dividend yields of 0%; volatility factors of the expected market price of the Company's common stock of 114%; and an expected life of the options from 6 months to one year. The Company records and amortizes this portion of the debt discount if and when the options are issued (upon conversion of the note). Total amortization expense of debt discount related to these options recorded in 2002 totaled $72,625.

At December 31, 2001, the Company had approximately $316,000 (net of discount) of convertible notes outstanding that had the option to convert into common shares at a rate ranging from $0.14 - $0.25 per share. If converted, approximately $153,000 of these notes carried an additional option to purchase the same number of common shares which the holder was originally entitled to receive if the notes were converted to equity, with exercise prices ranging from $0.25 - $0.50 per share. An additional $135,000 of notes carried an option to purchase one-half of the number of common shares which the holder was originally entitled to receive if the notes were converted to equity, with exercise prices ranging from $0.25 - $0.50 per share. All options, if the notes are converted, are exercisable for a period of one year from conversion. The Company records a charge for the fair value of beneficial conversion features as the notes are originated. During 2001 the Company recorded $106,970 related to the beneficial conversion feature for new notes issued.

The Company computes the fair value of the options at the date that note is originated using the Black-Sholes option pricing model. During 2001, the following assumptions were used in calculating the value of stock options included in newly originated notes: applicable risk free interest rate based on the current treasury-bill interest rate at the issuance date of 4.7%; dividend yields of 0%; volatility factors of the expected market price of the Company's common stock of 125%; and an expected life of the options of one year. The Company records and amortizes this portion of the debt discount if and when the options are issued (upon conversion of the note). Total amortization expense of debt discount related to these options recorded in 2001 totaled $5,518.


                   VIKING CAPITAL GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2002 and 2001


NOTE I - OTHER PAYABLES

At December 31, 2002 and 2001, other payables consist of the following (in thousands):

                                                                     2002            2001
                                                                  ----------      ----------

     Refunds due resulting from incompleted sales contracts       $    7,293      $    7,694
     Deposits                                                          3,152           3,387
     Other                                                             1,640           1,561
                                                                  ----------      ----------

                                                                  $   12,085      $   12,642
                                                                  ==========      ==========

NOTE J - INCOME TAXES

The Company's subsidiary entity, Fei Yun is not subject to any income taxes in the United States, but is subject to income taxes within the People's Republic of China generally at 33%. The $5,585,000 and $542,000 benefit recorded in 2002 and 2001 respectively is for federal deferred income taxes.

Deferred tax assets and liabilities at December 31, 2002 and 2001 are as follows
(in thousands):

     United States Taxes:

                                                                     2002            2001
                                                                  ----------      ----------

         Current deferred tax asset                               $      605      $      605
         Valuation allowance for current deferred tax asset             (605)           (605)
                                                                  ----------      ----------

         Net current deferred tax asset                           $        -      $        -
                                                                  ==========      ==========

         Non-current deferred tax asset                                4,085           3,510
         Non-current deferred tax liability                               (2)           (135)
                                                                  ----------      ----------

         Net non-current deferred tax asset                            4,083           3,375
         Valuation allowance for non-current deferred tax asset       (4,083)         (3,375)
                                                                  ----------      ----------

         Net non-current deferred tax asset                       $        -      $        -
                                                                  ==========      ==========


     Chinese Taxes:
                                                                     2002            2001
                                                                  ----------      ----------

         Current deferred tax asset                               $    7,907      $      808
         Current deferred tax liability                              (16,059)        (14,545)
                                                                  ----------      ----------

         Net current deferred tax liability                       $   (8,152)     $  (13,737)
                                                                  ==========      ==========


                   VIKING CAPITAL GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2002 and 2001


NOTE J - INCOME TAXES (Continued)

Differences between the statutory federal income tax rate and the effective rate for the years ended December 31, 2002 and 2001 (excluding extraordinary item) are as follows:


                                                            2002        2001
                                                          --------    --------

Income tax benefit at statutory rate                        34.00%      34.00%
         Loss on equity accounted investments               (2.09)     (27.80)
         Change in valuation allowance                      (3.10)     (16.70)
         Permanent differences (primarily stock based
             compensation differences)                      (0.77)      (6.33)
         Change in prior year estimate                       0.00       (9.90)
         Other                                              (3.62)      (1.07)
                                                          --------    --------

             Effective income tax rate                      24.42%      27.80%
                                                          ========    ========

United States Taxes

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

The Company has operating loss carryforwards available in the United States totaling approximately $12,015,100, subject to limitations under Section 382 of the Internal Revenue Code, that are available to offset its future income tax liability. The net operating loss carryforwards expire as follows (in thousands):

                      Year 2004                            $       21
                      Year 2005                                     -
                      Year 2006                                   168
                      Year 2007                                   206
                      Year 2008                                   450
                      Year 2009                                   504
                      Year 2010                                 1,443
                      Year 2011                                   977
                      Year 2012                                 1,572
                      Year 2013                                 1,273
                      Year 2014                                 1,637
                      Year 2015                                 1,042
                      Year 2021                                 1,020
                      Year 2022                                 1,702
                                                           ----------

                                                           $   12,015
                                                           ==========

                   VIKING CAPITAL GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2002 and 2001


NOTE J - INCOME TAXES (Continued)

As further described in Note B, realization of the benefit of these net operating loss carryforwards and other deferred tax assets appear uncertain. Accordingly, a valuation allowance of $4,688,000 has been recorded at December 31, 2002. The valuation allowance increased by $708,000 and $105,052 during the years ended December 31, 2002 and 2001, respectively.


NOTE K - COMMITMENTS AND CONTINGENCIES

Leases
------

During 1996, the Company entered into operating lease agreements for office space and certain computer equipment. The office lease expired on December 31, 2002 and the Company is now leasing their space on a month-to-month basis. Total rental expense was $105,052 and $141,573 in 2002 and 2001, respectively, offset by $181,508 and $119,172 of rental income in 2002 and 2001, respectively, received under a sub-lease of part of the office space.

Other
-----

Conducting business in China is highly dependent upon relationships, the political atmosphere and political agendas. If relationships that the Company presently has should suffer for any reason, results of operations and the financial condition of the Company could be materially and adversely affected. Changing perceptions of China in the general public or in politics may also materially and adversely affect the Company's growth, and continued operations. Also, see Note W.

In connection with its 2001 foreign acquisition, Viking purchased 60% of Golden Horse. The individuals who Viking bought this entity from (now directors of Fei
Yun), previously acquired this entity with a note payable. As of December 31, 2002, a significant amount of this note payable remains unpaid. In addition, at December 31, 2002, certain amounts due under this note payable are past due. The notes are not directly collateralized by the interest that Viking acquired but the original seller may have civil remedies under Chinese law if the notes are not paid.


NOTE L - RENTAL PROPERTY

The Company's property (all retail space) is leased under cancelable and non-cancelable arrangements. Future minimum lease payments to be received under existing non-cancelable operating leases at December 31, 2002 are as follows (in thousands):

    2003                                         $     3,142
    2004                                               3,039
    2005                                               3,023
    2006                                               2,996
    2007                                               2,996
    Thereafter                                        28,514
                                                 -----------

    Total                                        $    43,710
                                                 ===========

The schedule above excludes rental income on one tenant for which rents are based solely on revenues generated by the tenant.

                   VIKING CAPITAL GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2002 and 2001


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


NOTE N - PREFERRED STOCK

As of December 20, 2001, the Company created a new series 2001 Callable Preferred Stock (callable at any time by the Company), with a par value of $1 and 5,000,000 authorized shares. This Callable preferred stock has 0% dividend rate and is convertible into common stock at a rate of $5 per share of common stock with a $10 liquidation preference per share. Total authorized preferred stock at December 31, 2002 and 2001 is 50,000,000 shares. The Board of Directors has the discretion to attach any dividend rate and/or conversion privilege at the time of issuance of a new series.


NOTE O - STOCK OPTIONS

Effective July 1996, the Board of Directors approved a qualified employee stock option plan for the Company (the "Plan"). Under the Plan, the Company may grant options for up to five million shares of common stock. The exercise price of each option may not be less than the fair market value of common stock at the date of grant, without approval of the Board of Directors. Options are exercisable according to the terms set out in the option agreement, not to exceed ten years. At December 31, 2002 and 2001, there were a total of 1,690,000 and 1,215,000 options outstanding under the Plan, respectively.

In addition, the Company has issued stock options outside of the Plan to employees, directors and others as compensation for services provided to the Company as well as options which are non-compensatory in nature. During 2002 and 2001, the Company issued 550,000 and 1,106,000 options, respectively as compensation to service providers (excluding employees) as compensation for consulting and other services provided. The options issued to services providers vest immediately. In connection with options issued to service providers (excluding employees), the Company has recorded $51,519 and $331,702 of professional service costs in 2002 and 2001, respectively, calculated using the Black-Scholes model.

At December 31, 2002 and 2001, there were a total of 26,111,504 and 19,323,496 options (including compensatory and non-compensatory) outstanding, respectively. All options granted by the Company related to restricted stock under rules promulgated by the Securities and Exchange Commission.


                   VIKING CAPITAL GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2002 and 2001


NOTE O - STOCK OPTIONS (Continued)

A summary of changes in the Company's compensatory options follows:

                                    Employee Stock Plan        Other Compensatory        Combined Total
                                    -------------------        ------------------        --------------
                                                Weighted                   Weighted
                                                 Average                    Average
                                                Exercise                   Exercise
                                   Options       Price         Options      Price           Options
                                   -------      --------       -------     --------         -------

Outstanding at 12/31/00           1,269,000     $   1.00     14,766,424    $   0.65       16,035,424
Granted                                   -           -       1,906,000    $   0.30        1,906,000
Exercised                                 -           -               -           -                -
Forfeited                           (54,000)    $  1.00      (1,245,011)   $   0.84       (1,299,011)
                                -----------                 -----------                  -----------
Outstanding at 12/31/01           1,215,000     $  1.00      15,427,413    $   0.59       16,642,413
Granted                           1,150,000     $  0.20       9,250,000    $   0.20       10,400,000
Exercised                                 -           -               -           -               -
Forfeited                          (675,000)    $  1.00      (1,556,000)   $   0.29       (2,231,000)
                                -----------                 -----------                  -----------

Outstanding at 12/31/02           1,690,000     $  0.46      23,121,413    $   0.46       24,811,413
                                ===========                 ===========                  ===========


The fair value of all compensatory options issued during 2002 and 2001 was $51,519 and $276,839, respectively.

The following table summarizes information about options outstanding at December 31, 2002 under the Employee Stock Plan:


                             Options Outstanding                                         Options Exercisable
                             -------------------                                         -------------------
                                           Weighted Avg.
   Range of             Number               Remaining           Weighted Avg.       Number         Weighted Avg.
Exercise Prices       Outstanding        Contractual Life       Exercise Price     Exercisable    Exercisable Price
---------------       -----------        ----------------       --------------     -----------    -----------------
$0.20 - $1.00          1,690,000           3.09 years               $0.46             480,000         $1.00

The following table summarizes information about other compensatory stock options outstanding at December 31, 2002:

                             Options Outstanding                                        Options Exercisable
                             -------------------                                        -------------------
                                           Weighted Avg.
   Range of             Number               Remaining           Weighted Avg.       Number         Weighted Avg.
Exercise Prices       Outstanding        Contractual Life       Exercise Price     Exercisable    Exercisable Price
---------------       -----------        ----------------       --------------     -----------    -----------------

   $0.20-$1.00        23,121,413           3.05 years               $0.46          23,121,413         $0.46


                   VIKING CAPITAL GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2002 and 2001


NOTE O - STOCK OPTIONS (Continued)

A summary of changes in the Company's non-compensatory options follows:

                                        Non-Compensatory       Weighted Average
                                            Options             Exercise Price
                                          -----------           --------------

Outstanding at 12/31/00                     2,464,418               $ 0.46

Granted                                     1,955,825                 0.37
Exercised                                           -                    -
Forfeited                                  (1,739,160)                0.46
                                          -----------
Outstanding at 12/31/01                     2,681,083                 0.27

Granted                                       583,333                 0.30
Exercised                                           -                    -
Forfeited                                  (1,964,325)                0.37
                                          -----------

Outstanding at 12/31/02                     1,300,091               $ 0.29
                                          ===========

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The following assumptions were used for grants in 2002; dividend yield at 0%, expected volatility at 114%, risk free interest rate of 4.7%, and an expected life of one to four years. The following assumptions were used for grants in 2001; dividend yield at 0%, expected volatility at 125%, risk free interest rate of 4.7%, and an expected life of one to two years.

The weighted average grant date fair value per share of compensatory options using the Black-Scholes option pricing model issued during 2002 and 2001 was $0.16 and $0.28, respectively.


NOTE P - RELATED PARTY TRANSACTIONS

Viking loaned $45,515 and $107,000 to two officers of the Company during 2002 and 2001, respectively. The loans, bearing interest from 6% to 8%, are due on demand and are unsecured. At December 31, 2002 and 2001, Viking notes and interest receivable from related parties totaled $112,898 and $60,000, respectively.

At December 31, 2002, amounts due from related parties to Fei Yun totaled $687,000. This balance is due to Golden Horse from China Land, an entity related to a shareholder of Golden Horse. At December 31, 2001, amounts due from related parties to Fei Yun totaled $1,711,000. This balance includes $138,000 that is due to Golden Horse from a shareholder of Golden Horse, and $1,573,000 that is due from an entity that is owned by two directors of Fei Yun. These amounts due from the related parties are unsecured, bear no interest and have no fixed terms of repayment.

In connection with the Fei Yun acquisition, the Company obtained two notes receivable totaling $11,165,000 from officers of Fei Yun. At December 31, 2002, the Company had accrued interest income of $464,000 related to these notes receivable that is included in the notes receivable balance. The first note receivable totals $6,482,544. This note bears interest, payable annually, at 4%. The first principal payment equaling 50% of the note balance is due 5 years from the date of the note (or July 2006) with the remaining principal balance due 10 years from the date of the note (2011). This note contains an option for the Company to purchase 40% of the common ownership of Heibie Kangshun FeiYun Organic Waste Processing Company, Ltd. for consideration consisting of the surrender of the note receivable.

                   VIKING CAPITAL GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2002 and 2001


NOTE P - RELATED PARTY TRANSACTIONS (Continued)

The second note receivable totals $5,148,060. This note bears interest, payable annually, at 4%. The first principal payment equaling 50% of the note balance is due 5 years from the date of the note (or July 2006) with the remaining principal balance due 10 years from the date of the note (2011). This note contains an option for the Company to purchase 33 1/3% of the common ownership of Beijing Anhua Office Building Co., Ltd. for consideration consisting of the surrender of the note receivable.

During 2002 and 2001, Viking borrowed $115,000 and $23,600, respectively, from related parties including members of the Board of Directors, officers of the Company and a family member of the officers. The loans, bearing interest at 12%, are due on demand. At December 31, 2002 and 2001, Viking had notes and accrued interest payable of approximately $188,000 and $63,000, respectively.

At December 31, 2002, amounts due to related parties from Fei Yun totaled $1,523,000. This balance includes $24,500 that was advanced from Golden Horse International and $1,498,500 that was advanced from an entity that acts as a property manager for Golden Horse.

At December 31, 2001, amounts due to related parties from Fei Yun totaled $1,174,000. This balance included $693,000 that was advanced from China Land Property and $481,000 that was advanced from an entity that acts as a property manager for Golden Horse. The amounts due to related parties are unsecured, bear no interest and have no fixed terms of repayment.

No interest was paid to related parties during the year ended December 31, 2002. For the year ended December 31, 2001, $6,854 of interest expense was paid to related parties.


NOTE Q - CONCENTRATIONS OF CREDIT RISK

Significant instruments that are subject to credit risk include cash and cash equivalents, mortgage notes receivable and amounts due from related parties. At December 31, 2002 and 2001 almost all the cash and cash equivalents are maintained in bank accounts in China. The Company reduces its potential credit exposure by placing its cash with high quality financial institutions.

The notes receivable from related parties totaling $11,165,000 at December 31, 2002 and 2001 are subject to credit risk; however, each of these notes is collateralized by an equity interest in an underlying operating company. (See Note P)

At December 31, 2002 and 2001, $687,000 and $1,711,000 respectively, of amounts due from related parties are unsecured.

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

The Company has provided an allowance for doubtful receivables which reflects its estimate of uncollectible amounts. The maximum exposure assuming non-performance by the debtors is the amount shown on the balance sheet at the date of non-performance.


                   VIKING CAPITAL GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2002 and 2001


NOTE Q - CONCENTRATIONS OF CREDIT RISK (Continued)

Two customers (which are commonly controlled), Pretty Mall and Wonderful Mart constitute 67% of the commercial leasable square feet at Sunshine Plaza. The leases with Pretty Mall and Wonderful Mart are 20 year leases expiring in 2021.
Management of these businesses have good reputations but no degree of assurance can be made as to future events. Management of Viking does not currently anticipate any significant change in the good standing of these tenants.


NOTE R - EMPLOYEE BENEFIT PLAN

On April 18, 1995, the Company registered an Employee Benefit Plan ("Plan") under regulation S-8 that reserved 1,000,000 shares of common stock for issuance under the Plan. These shares can be issued by approval of an Employee Benefit
Committee  appointed by the Board of  Directors.  Through  December 31, 2002 and
2001, the Company registered a combined total of 4,250,000 and 3,250,000, respectively, common shares through Form S-8 filings. During years ended
December 31, 2002 and 2001, 3,795,415 and 282,777 shares, respectively were issued under the terms of the Plan.


NOTE S - FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair value of the Company's significant financial instruments at December 31, 2002 and 2001, none of which are held for trading purposes, are as follows (in thousands):

                                                                    Year Ended                 Year Ended
                                                                December 31, 2002          December 31, 2001
                                                              ---------------------      ---------------------

                                                               Carrying      Fair         Carrying      Fair
                                                                Amount       Value         Amount       Value
                                                              ---------   ---------      ---------   --------
     Financial Assets:
       Cash and cash equivalents                              $   1,423   $   1,423      $   7,191   $   7,191
       Mortgage notes receivable                              $  13,226   $  13,226      $  15,797   $  15,797
       Notes receivable from related parties                  $  11,629   $  11,629      $  11,165   $   9,763

     Financial Liabilities:
       Long-term loans payable, including current portion     $  45,678   $  45,678      $  45,491   $  45,491


The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

     o Cash and cash equivalents: The carrying amounts reported in the balance sheet approximate fair value because of the short maturities of those instruments.

     o Mortgage notes receivable: The carrying amounts reported in the balance sheet approximate fair value because of the short term nature of these receivables.

     o Notes receivable from related parties: The amounts reported in the balance sheet bear interest at 4%. The fair value at December 31, 2001 has been calculated using 6% which is the rate which the Company could get from third parties at that date. At December 31, 2002, the carrying amount approximates fair value since 4% is the rate at which the Company could borrow funds currently.

     o Long-term debt: The carrying amounts reported in the balance sheet approximate fair value because the rates approximate the current rates offered by lending institutions for notes with similar credit risk, maturities and terms.


                   VIKING CAPITAL GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2002 and 2001


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

The following table presents information about the four segments for 2002 (in thousands):

                            Real Estate    Chemical                        Garment
                               Sales         Sales      Construction    Manufacturing    Adjustment   Consolidated
                               -----         ----       ------------    -------------    ----------   ------------

   Revenues from
   external customers       $    2,859     $    14        $     -          $   -          $     -       $  2,873
   Interest income                   -           -              -              -              472            472
   Interest expense             (2,940)          -              -              -             (188)        (3,128)
   Depreciation and
   amortization                 (2,104)          -              -              -               (1)        (2,105)
   Income (loss) from
   equity accounted
   investment                        -           -           (210)            40                -           (170)
   Income tax benefit
   (expense)                     5,585           -              -              -                -          5,585
   Net income (loss)           (17,687)       (240)          (210)           (40)          (1,322)       (19,499)
   Total assets                 95,996       1,220          1,367            581           12,923        112,087


The real estate, chemical sales, construction and garment manufacturing segments represent the foreign operations in the People's Republic of China. The adjustments represent the corporate assets (including $11,629,000 of notes receivable from related parties) and corporate expenses to reconcile segment amounts to consolidated balances.



                   VIKING CAPITAL GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2002 and 2001


NOTE T - SEGMENTS (Continued)

The following table presents information about the four segments for 2001 (in thousands):

                            Real Estate    Chemical                        Garment
                               Sales         Sales      Construction    Manufacturing    Adjustment   Consolidated
                               -----         ----       ------------    -------------    ----------   ------------

   Revenues from
   external customers       $       -       $   -         $    -            $    -         $    -        $     -
   Interest income                  -           -              -                 -              9              9
   Interest expense                 -           -              -                 -           (148)          (148)
   Depreciation and
   amortization                     -           -              -                 -            232            232
   Income (loss) from
   equity accounted
   investment                     (69)          -             (3)               13              -            (59)
   Income tax benefit
   (expense)                      542           -              -                 -              -            542
   Extraordinary gain
   resulting from the
   extinguishment of
   debt                         2,174           -              -                 -              -          2,174
   Net income (loss)            2,647          -              (3)               12         (1,891)           765
   Total assets               113,939       1,459          1,089               540         12,242        129,269


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


NOTE V - LITIGATION

In 1995, Golden Horse entered into a sales agent agreement with an unrelated third party, King Fair International ("King Fair"). In its capacity as a sales agent, King Fair entered into an agreement to sell a block of Golden Horse apartments for $20,000,000 to Bao Li. This amount was paid by Bao Li to King Fair. King Fair failed to pay this amount to Golden Horse, and Golden Horse did not transfer the title of the apartments to Bao Li.

                   VIKING CAPITAL GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2002 and 2001


NOTE V - LITIGATION (Continued)

In 2000, Bao Li undertook legal action against Golden Horse and King Fair for the return of $20,000,000 together with accrued interest of $2,000,000. Subsequently, the court ordered King Fair and Golden Horse, with joint and several responsibilities, to repay the $20,000,000 and accrued interest of $8,000,000 to Bao Li. An Execution Order issued January 15, 2003 held that Golden Horse should transfer title of condominiums, office space and parking space with values totaling approximately $15.6 million to Bao Li. Golden Horse has booked this amount as an accrued litigation settlement and corresponding litigation settlement expense. Golden Horse has a contingent liability for approximately $12.4 million (the difference between the initial court order and the subsequent Execution Order). Management of the Company believes that it will not be held accountable for this remaining amount as a result of the court only issuing the Execution Order for the specific settlement as described above. No amounts have been accrued relating to this contingent liability, although there is no guarantee that Golden Horse will not be held responsible for any additional amount.

Golden Horse is a consolidated 60% owned subsidiary of Beijing Fei Yun Viking Enterprises, Ltd. (Fei Yun Viking). As of December 31, 2002, Fei Yun Viking is a 96% owned subsidiary of Viking Capital Group, Inc.

Prior to the filing of this report, the Company sold its interest in Fei Yun Viking and the Company does not anticipate that this litigation will have an adverse impact on its financial position or results of operations after the sale.


NOTE W - SUBSEQUENT EVENTS

Effective January 31, 2003, pursuant to a Stock & Note Receivable For Ownership Agreement dated January 31, 2003, the Company sold its 96% ownership of Beijing Fei Yun Viking Enterprises Company, Ltd. (Fei Yun Viking) to Beijing Fei Yun Property Development Company, Ltd. (Fei Yun Property). Among the assets included in Fei Yun Viking is a 60% ownership of a commercial/residential real estate company (Golden Horse/Sunshine Plaza), 40% ownership of a toll-way construction and operating company, 100% of the operations and distribution system of a chemical exchange company, and two notes receivable plus accrued interest. In exchange for the 96% ownership of Fei Yun Viking, Viking Capital Group, Inc. received 1.8 million shares of its Series 2001 Callable Preferred Shares (originally issued at $18 million), 7,000,000 common restricted shares of Viking Capital Group, Inc. and a $6.5 million note receivable due from Hebei Kangshun Feiyun Organic Waste Processing Company, Ltd., and 7.5 million common shares of the Company that were held as treasury shares by Fei Yun Viking.

Unaudited pro-forma financial information for the year ended December 31, 2002, as though the sales had occurred on January 1, 2002 is as follows (in thousands):

                       PROFORMA BALANCE SHEET INFORMATION
                                December 31, 2002


CURRENT ASSETS                                               $      113
LONG TERM ASSETS                                                  6,555
OTHER ASSETS                                                         44
                                                             ----------
TOTAL ASSETS                                                 $    6,712
                                                             ==========
CURRENT LIABILITIES                                          $    2,529
STOCKHOLDERS' EQUITY                                              4,183
                                                             ----------
TOTAL LIABILITIES AND EQUITY                                 $    6,712
                                                             ==========

                   VIKING CAPITAL GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2002 and 2001


NOTE W - SUBSEQUENT EVENTS (Continued)


                        PROFORMA STATEMENT OF OPERATIONS
                      For the year ended December 31, 2002



REVENUE                                                  $         -
COST OF REVENUE                                                    -
                                                         -----------
GROSS PROFIT                                                       -
GENERAL AND ADMINISTRATIVE EXPENES                              (889)
                                                         -----------
     Loss from operations                                       (889)
OTHER INCOME (EXPENSE)
     Interest income                                               7
     Interest expense                                           (188)
                                                         -----------
           Total other income (expense)                         (181)
                                                         -----------
NET INCOME (LOSS)                                        $    (1,070)
                                                         ============

EXHIBIT INDEX



Exhibit
Number                     Description of Exhibit                           Note
------                     ----------------------                           ----

  2.1   Contract  for  acquisition  of  25% of  Beijing  Fei  Yun  Viking
        Enterprises Co., Ltd                                                (c)
  2.2   Contract for  acquisition  of  additional  71% of Beijing Fei Yun
        Viking Enterprises Co. Ltd.                                         (c)
  2.3   Contract  for  disposition  of  96% of  Beijing  Fei  Yun  Viking
        Enterprises Co., Ltd.                                               (e)
  3.1   Amended and Restated  Articles of Incorporation of Viking Capital
        Group, Inc.                                                         (b)
  3.2   Amendment to Amended and Restated  Articles of  Incorporation  of
        Registrant                                                          (d)
  3.3   Bylaws of Viking Capital Group, Inc. as amended                     (a)
  4.1   Specimen Common Stock Certificate                                   (a)
  4.2   Specimen Preferred Stock Certificate                                (a)

 10.1   1996 Stock Option Plan of the Registrant Filed on Form 14A in 1996  (b)
 21.1   List of Subsidiaries
 99.1   Certification Of Chief Executive Officer Re:  Sarbanes-Oxley  Act
        Of 2002
 99.2   Certification Of Chief Financial Officer Re:  Sarbanes-Oxley  Act
        Of 2002
 99.3   Press Release Re: Sale of Fei YunViking Enterprises Company, Ltd.
        filed on Form 8-K on  February 3, 2003 with event date of January
        31, 2003.                                                           (f)

Note
----
(a) Incorporated by reference pursuant to Exchange Act Rule 12b-23 to the Registrant's Form 10-SB(File No. 0-22744) effective December 27, 1993.
(b) Incorporated by reference pursuant to Exchange Act Rule 12b-23 to the Registrant's Form 14A (File No. 0-22744) for 1996.
(c) Incorporated by reference pursuant to Exchange Act Rule 12b-23 to the Registrant's Forms 8-K filed on 12/17/01 and 1/11/02 and to their respective amendments filed on 2/12/02.
(d) Incorporated by reference pursuant to Exchange Act Rule 12b-23 to the Registrant's Form 10KSB for fiscal year 2001.
(e) Incorporated by reference pursuant to Exchange Act Rule 12b-23 to the Registrant's Form 8-K filed on February 18, 2003 with event date January 31, 2003 including amendments.
(f) Incorporated by reference to such Form 8-K filed on February 3, 2003 with event date January 31, 2003.