Form 10QSB
period 2003-03-31
VIKING CAPITAL GROUP INC
filed 2003-06-10
CIK 886093

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                       For the period ended March 31, 2003

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

As of June 1, 2003, approximately 54,232,980 shares of Common Stock of the issuer were outstanding. As of June 1, 2003, 100,000 shares of Class B Common Stock of the issuer were outstanding.

                   VIKING CAPITAL GROUP, INC. AND SUBSIDIARIES


                                    CONTENTS



                                                                            PAGE
                                                                            ----

PART I. - FINANCIAL INFORMATION

Item 1. Financial Statements

     Consolidated Balance Sheets at March 31, 2003 (Unaudited) and
         December 31, 2002....................................................3

     Consolidated Statements of Operations (Unaudited) for the
         three months ended March 31, 2003 and 2002...........................5

     Consolidated Statements of Cash Flows (Unaudited) for the
         three months ended March 31, 2003 and 2002...........................6

     Notes to Consolidated Financial Statements...............................8

Item 2. Management's Discussion and Analysis or Plan of Operations............12

Item 3. Controls and Procedures...............................................16


PART II. - OTHER INFORMATION

Item 2.  Changes in Securities................................................16

Item 5. Other Information.....................................................16

Item 6.  Exhibits and reports on Form 8-K.....................................19

SIGNATURES....................................................................20

EXHIBITS......................................................................23

                                                                                                                                 6

                   VIKING CAPITAL GROUP, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                               (expressed in US $)


                                     ASSETS
                                     ------

                                                                     (unaudited)
                                                                       March 31,     December 31,
                                                                         2003            2002
                                                                     ------------    ------------
                                                                           (in thousands)
CURRENT ASSETS
   Cash and cash equivalents                                         $          6    $      1,423
   Other receivables                                                            -             549
   Mortgage notes receivable                                                    -          13,226
   Notes receivable and accrued interest, (including related party amounts of  $115,000 and $113,000 at March 31, 2003
     (unaudited) and December 31, 2002, respectively) net of
     allowance of $191,000 att March 31, 2003(unaudited)
     and December 31, 2002                                                    157             113
   Deposit                                                                      -           1,210
   Real estate held for sale                                                    -          45,005
                                                                     ------------    ------------

        Total current assets                                                  163          61,526

PROPERTY AND EQUIPMENT
   Building                                                                     -          37,543
   Computer equipment                                                         157             157
   Furniture and office equipment                                              21              45
   Vehicles                                                                     -               3
   Building improvements                                                        -             710
                                                                     ------------    ------------

                                                                              178          38,458

   Accumulated depreciation and amortization                                 (174)         (2,246)
                                                                     ------------    ------------

             Net property and equipment                                         4          36,212

CAPITALIZED SOFTWARE                                                           50              50

NOTES AND OTHER RECEIVABLES FROM RELATED PARTIES                                -          12,316

INVESTMENTS IN AFFILIATES                                                       -           1,948

LONG TERM NOTE RECEIVABLE                                                   6,500               -

OTHER ASSETS                                                                   13              35
                                                                     ------------    ------------

TOTAL ASSETS                                                         $      6,730    $    112,087
                                                                     ============    ============


The accompanying notes are an integral part of these consolidated financial statements.


                   VIKING CAPITAL GROUP, INC. AND SUBSIDIARIES

                     CONSOLIDATED BALANCE SHEETS - Continued
                               (expressed in US $)


                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

                                                                                  (unaudited)
                                                                                   March 31,      December 31,
                                                                                      2003            2002
                                                                                  -----------     -----------
                                                                                        (in thousands)
CURRENT LIABILITIES
  Current  maturities  of  long-term  debt and other  current  debts
     (including $212,800 and $188,000 due to related  parties at
     March 31, 2003 (unaudited)and December 31, 2002, respectively, net of unamortized debt discount of $26,584 at March 31, 2003
     (unaudited) and December 31, 2002)                                           $       896     $    20,147
  Accounts payable                                                                        137           9,851
  Accrued officers' salaryand payroll taxes                                             1,595           1,611
  Other accrued expenses                                                                   70          10,561
  Accrued litigation settlement                                                             -          15,600
  Other payables                                                                            -          12,085
  Due to related parties                                                                    -           1,523
  Deferred income tax liability                                                             -           8,152
  Current income taxes payable                                                              -             568
                                                                                  -----------     -----------

             Total current liabilities                                                  2,698          80,098

LONG-TERM DEBT, less current portion                                                        -          25,531
                                                                                  -----------     -----------

TOTAL LIABILITIES                                                                       2,698         105,629

COMMITMENTS AND CONTINGENCIES


STOCKHOLDERS' EQUITY
  Preferred stock $1.00 par value; 50,000,000 shares authorized:
     Series 2001 Callable Preferred Stock $1.00 par value; 5,000,000 shares  authorized,  -0- and 1,800,000  shares issued and outstanding at March 31, 2003(unaudited) and December 31, 2002, respectively
        (liquidation preference of $18,000,000 at December 31, 2002)                        -           1,800
  Common stock $0.001 par value; 150,000,000 shares authorized,
     70,658,605 and 69,864,951 shares issued at March 31, 2002
     (unaudited) and December 31, 2002, respectively                                       71              70
  Common stock Class B $0.001 par value; 100,000 shares authorized,
     issued and outstanding                                                                 -               -
  Additional paid-in capital                                                           37,068          37,022
  Accumulated deficit                                                                 (29,698)        (29,393)
                                                                                  -----------     -----------
                                                                                        7,441           9,499

             Less treasury stock; 16,425,625 and 8,025,625 shares.
             at cost, at March 31, 2003(unaudited) and December 31, 2002,
             respectively                                                              (3,409)         (3,041)
                                                                                  -----------     -----------


             Total stockholders' equity                                                 4,032           6,458
                                                                                  -----------     -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                        $     6,730     $   112,087
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


                   VIKING CAPITAL GROUP, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                               (expressed in US $)
                                   (unaudited)

                                                                                      Three Months Ended
                                                                                      ------------------
                                                                                    March 31,        March 31,
                                                                                      2003             2002
                                                                                  -----------      -----------
                                                                           (in thousands, except earnings per share)

REVENUES
     Rental income                                                                $       286      $       551
     Sales of real estate, net of sales taxes                                               -              148
                                                                                  -----------      -----------

         Total revenues                                                                   286              699

COST OF REVENUE
     Cost of real estate sales                                                              -             (105)
     Selling expenses                                                                      (7)             (56)
                                                                                  -----------      -----------

         Total cost of revenue                                                             (7)            (161)
                                                                                  -----------      -----------

GROSS PROFIT                                                                              279              538

GENERAL AND ADMINISTRATIVE EXPENSES                                                      (428)            (885)

WRITE OFF OF MORTGAGE NOTES RECEIVABLE, NET                                                 -             (139)
                                                                                  -----------      -----------

Loss from operations                                                                     (149)            (486)

OTHER INCOME (EXPENSE)
     Interest income (including $41,000 and $2,000 from related parties)                   83                2
     Interest expense (including $9,000 and $2,000 to related parties)                   (268)            (845)
     Income (loss) from equity accounted affiliates                                        (5)               3
     Other                                                                                  -               (8)
                                                                                  -----------      -----------

         Total other income (expense)                                                    (190)            (848)
                                                                                  -----------      -----------

         Loss before provision for income taxes and minority interest                    (339)          (1,334)

         Income tax benefit                                                                34              285
                                                                                  -----------      -----------

         Loss before minority interest                                                   (305)          (1,049)

NON-CONTROLLING INTEREST                                                                    -              314
                                                                                  -----------      -----------

NET LOSS                                                                          $      (305)     $      (735)
                                                                                  ===========      ===========

BASIC AND DILUTED LOSS PER SHARE                                                  $     (0.01)     $     (0.01)
                                                                                  ===========      ===========

WEIGHTED-AVERAGE NUMBER OF SHARES
     OUTSTANDING - BASIC AND DILUTED                                                   57,020           57,210
                                                                                  ===========      ===========


The accompanying notes are an integral part of these consolidated financial statements.


                   VIKING CAPITAL GROUP, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (expressed in US $)
                                   (unaudited)

                                                                                              Three Months Ended
                                                                                              ------------------
                                                                                          March 31,        March 31,
                                                                                            2003             2002
                                                                                         -----------      -----------
                                                                                                (in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                                                            $      (305)     $      (735)
     Non cash charges included in operations
         Depreciation and amortization                                                           176              448
         Amortization of deferred financing costs                                                  -               29
         Common stock issued for services                                                          6               25
         Accounts payable paid in common stock                                                    31                -
         Expenses paid with promissory note                                                       43                -
         Stock options issued for services                                                         -               18
         Loss from equity accounted  affiliates                                                    5                5
         Non-controlling interest                                                                  -             (314)
         Write off of mortgage notes receivable                                                    -              139
     Changes in assets and liabilities (net of effect of divestiture of Fei Yun Viking)
         Decrease in real estate held for sale                                                     -              (78)
         (Increase) decrease in mortgage loans receivable                                         84              (90)
         Decrease in accrued interest receivable                                                 (84)              (2)
         Increase in other assets and receivables                                                 13              134
         Decrease in accounts payable                                                           (111)            (242)
         Decrease in accrued officers' salary and
            payroll taxes                                                                        (16)               -
         Increase in other accrued expenses                                                      135              717
         Decrease in deferred income tax liability                                                 -             (285)
         Decrease in other payables                                                             (129)            (336)
                                                                                         -----------      -----------

Net cash used in operating activities                                                           (152)            (567)

CASH FLOWS FROM INVESTING ACTIVITIES

     Loans made to shareholders                                                                    -              (20)
     Net advances to related parties                                                             (44)            (250)
     Decrease in cash balances due to divestiture of Fei Yun Viking                           (1,379)               -
                                                                                         -----------      -----------

Net cash used in investing activities                                                         (1,423)            (270)



                                 - Continued -


The accompanying notes are an integral part of these consolidated financial statements.


                   VIKING CAPITAL GROUP, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued
                               (expressed in US $)
                                   (unaudited)

                                                                                                Three Months Ended
                                                                                                ------------------
                                                                                            March 31,        March 31,
                                                                                              2003             2002
                                                                                           -----------      -----------
                                                                                                  (in thousands)
CASH FLOWS FROM FINANCING ACTIVITIES
     Capital contributions                                                                 $         -      $       604
     Proceeds from notes payable                                                                   130              207
     Proceeds from notes payable - related party                                                    38              687
     Repayments of notes payable                                                                     -              (69)
     Repayments of notes payable - related party                                                   (20)               -
     Proceeds from sale of common stock                                                             10              131


Net cash provided by financing activities                                                          158            1,560
                                                                                           -----------      -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                            (1,417)             723

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                                 1,423            7,191
                                                                                           -----------      -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                 $         6      $     7,914
                                                                                           ===========      ===========

SUPPLEMENTAL DISCLOSURES

     Cash flow information:

         Interest paid                                                                     $       147      $       63
         Income taxes paid                                                                           -               -

     Non-cash financing activities:

         Common stock issued for:
             Repayment of notes payable                                                              -              54
             Notes receivable                                                                        -               1
             Payment of interest                                                                     -               6
             Payment of services                                                                     6               -
             Payment of accounts payable                                                            31               -

         Common stock received for divestiture of Fei Yun Viking (7.0 million shares)             (236)              -
         Common stock received for divestiture of Wuxi Viking (1.4 million shares)                 604               -

         Preferred stock received for divestiture of Fei Yun Viking (1.8 million shares)         1,800               -

         Long term note receivable received in connection
              with divestiture of Fei Yun Viking                                                 6,500               -

         Notes payable issued for:
              Payment of expenses                                                                   43               -
              Payment of accrued interest                                                            4               -


The accompanying notes are an integral part of these consolidated financial statements.


                           VIKING CAPITAL GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE A - BASIS OF PRESENTATION

The consolidated  interim  financial  statements  include the accounts of Viking
Capital Group, Inc., its consolidated subsidiaries, and equity accounted investments (collectively the "Company").

The consolidated interim financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principals ("GAAP") have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the consolidated financial statements and related notes included in the Company's Form 10-KSB as of and for the year ended December 31, 2002.

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

Additionally, cash flow statements are presented net of the effect of the divestiture of Fei Yun Viking and Wuxi Viking. Cash flow effects for activities that occurred while Viking owned Fei Yun Viking and Wuxi Viking are presented in the cash flow statements, however, the effect of the divestiture itself is disclosed in the supplemental cash flow information.

NOTE B - STOCK-BASED COMPENSATION

The Company accounts for stock-based employee compensation using the intrinsic value-based method prescribed by Accounting Principles Board Opinion No. 25,
"Accounting for Stock Issued to Employees" and related interpretations. As such, compensation expense is recorded on the date of grant of a stock option to the extent the current market price of the underlying stock exceeds the option exercise price. The Company did not record any compensation expense to employees in the quarters ended March 31, 2003 and 2002. Had the Company determined compensation based on the fair value at the grant date for its stock options under Statement of Financial Accounting Standards ("SFAS") No.123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148, net loss and loss per share would have increased as shown in the table below.

                                                                                       Three Months Ended
                                                                                       ------------------
                                                                                   March 31,        March 31,
                                                                                     2003             2002
                                                                                  -----------      -----------
                                                                                         (in thousands)

Net loss attributable to common stockholders, as reported                         $     (305)      $     (735)
Add: Stock-based employee compensation expense included in reported net loss               -                -
Deduct: Stock -based  employee compensation expense determined under fair
     Value based method                                                                  (25)            (212)
                                                                                  -----------      -----------
Proforma net loss                                                                 $     (330)      $     (947)
                                                                                  ===========      ===========
Average weighted shares                                                               57,020           57,210
Net loss per share as reported                                                    $    (0.01)      $    (0.01)
                                                                                  ===========      ===========
Proforma net loss                                                                 $    (0.01)      $    (0.02)
                                                                                  ===========      ===========


NOTE C - OPERATIONS DISPOSED OF

Effective January 31, 2003, pursuant to a Stock & Note Receivable For Ownership Agreement dated January 31, 2003, the Company sold its 96% ownership of Beijing Fei Yun Viking Enterprises Company, Ltd. ("Fei Yun Viking") to Beijing Fei Yun Property Development Company, Ltd. ("Fei Yun Property"). Among the assets


                           VIKING CAPITAL GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE C - OPERATIONS DISPOSED OF (Continued)

included in Fei Yun Viking is a 60% ownership of a commercial/residential real estate company ("Golden Horse/Sunshine Plaza"), 40% ownership of a toll-way construction and operating company, 100% of the operations and distribution system of a chemical exchange company, and two notes receivable plus accrued interest. In exchange for the 96% ownership of Fei Yun Viking, Viking Capital
Group,  Inc.  received 1.8 million shares of its Series 2001 Callable  Preferred
Shares (originally issued and recorded at $18 million), 7,000,000 common restricted shares of Viking Capital Group, Inc. and a $6.5 million note receivable due from Hebei Kangshun Feiyun Organic Waste Processing Company,
Ltd.("Organic Waste Company").  The note is effectively  collateralized by a 40%
ownership interest in Organic Waste Company. The Company also received 7.5 million common shares of the Company that were held as treasury shares at Fei
Yun Viking.

Effective March 28, 2003, the Company sold its 25% equity ownership position in Wuxi Viking Garment Co., Ltd. (Wuxi). Viking Capital Group, Inc. received 1.4 million common restricted shares of Viking Capital Group, Inc. in exchange for its 25% equity ownership position in Wuxi.

Unaudited pro-forma financial information for the three months ended March 31, 2003 and 2002, as though the dispositions of Beijing Fei Yun Viking Enterprises
Company,  Ltd. and Wuxi Viking Garments Company, Ltd. had occurred on January 1,
2002 is as follows (in thousands):

                                                     Three months ended
                                                     ------------------
                                                 March 31,          March 31,
                                                   2003               2002
                                              -------------      -------------

     Revenues                                 $           -      $           -
                                              =============      =============
     Net income (loss)                        $        (175)     $       (218)
                                              =============      =============

     Net income (loss) per share:
       Basic and diluted                      $      (0.00)      $      (0.00)
                                              =============      =============


NOTE D - SEGMENTS

During the current quarter,  the Company sold all of its reportable segments but did recognize  revenue and expenses for such segments  prior to their sale.  The
Company's  operations are classified into four principal reportable segments for
the  quarter;   real  estate,   chemical   sales,   construction,   and  garment
manufacturing. All businesses were located and operated in the People's Republic of  China.  The  real  estate  segment  owned  and  operated  a  commercial  and residential  property.  The chemical  segment  traded and  transported  chemical products.  The  construction  segment was  constructing a highway in the Jiangsu
Province of the People's  Republic of China. The garment  manufacturing  segment manufactured clothing specifically focusing on export garments.

The following table presents information about the four segments through the dates of disposition (in thousands):

                                            Chemical                         Garment
                           Real Estate       Sales       Construction     Manufacturing     Adjustment     Consolidated
                           -----------       -----       ------------     -------------     ----------     ------------

 Revenues from external
 customers                 $       286     $        -     $        -       $        -       $        -     $       286
 Interest income                     -              -              -                -               83              83
 Interest expense                 (240)             -              -                -              (28)           (268)
 Depreciation and
 amortization                     (176)             -              -                -                -            (176)
 Income (loss) from
 equity accounted
 investment                          -              -            (16)              11                -              (5)
 Income tax benefit
 (expense)                          34              -              -                -                -              34
 Net income (loss)                (128)            (1)           (16)              11             (171)           (305)


                           VIKING CAPITAL GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE D - SEGMENTS (Continued)

The real estate, chemical sales, construction and garment manufacturing segments represent the foreign operations in the People's Republic of China. The adjustments represent the corporate expenses to reconcile segment amounts to consolidated balances for the quarter ended March 31, 2003.

NOTE E - NOTES PAYABLE

During the current quarter, the Company entered into new convertible notes or renewed existing convertible notes totaling $474,065. Included in this total is $3,958 of accrued interest that was added to principal and $43,000 of costs associated with divestiture of Fei Yun Viking that were paid by a convertible promissory note. All outstanding convertible notes at March 31, 2003 mature within one year or on demand, bear interest ranging from 10% to 12% (except for $56,000 of notes that bear no interest) and are secured by the assets of Viking (except for a $100,000 note which is secured by 200,000 free trading shares owned by directors and shareholders of the Company). Interest payments on these notes are due quarterly, semi-annually, annually or at the end of the term of the note.

During the current quarter, no notes payable or accrued interest were converted to common stock.

During the current quarter, note principal repayments of $13,000 in the U.S. and approximately $7,000 in China were made. Both of these repayments were to related parties.

NOTE F - RELATED PARTY TRANSACTIONS

During the current quarter, the Company entered into $38,200 of new convertible promissory notes and renewed $126,500 of convertible notes with related parties. These notes are all due within one year, bear interest at 12% per year, except for $13,000 that bears no interest, and are convertible to common stock at $0.08 per common share, except for $13,000 that is not convertible. During the current quarter, $13,000 of promissory notes with related parties in the U.S. was repaid and approximately $7,000 of notes payable was repaid by Golden Horse/Sunshine Plaza to a related party of Golden Horse/Sunshine Plaza, one of the operations disposed of during the current quarter. Notes payable with related parties at the end of the current quarter totaled $212,800.

During the current quarter, there were no new notes receivable with related parties and no repayments were made except for approximately $44,000 of payments from Golden Horse/Sunshine Plaza to a related party of Golden Horse/Sunshine Plaza, one of the operations disposed of during the current quarter. At the end of the current quarter, the balance of notes receivable from related parties was $103,821 plus accrued interest of $11,030.

NOTE G - SHAREHOLDERS' EQUITY

During the current quarter, the Company granted 41,667 share options to a non-employee for the purchase of common restricted stock exercisable at $0.10 per share. This option expires in one year and was issued in connection with the purchase of common restricted shares for cash. This same individual was granted another option with the same terms in April 2003 for 50,000 common restricted shares, for the purchase of stock which occurred in the current quarter.


The Company also issued 183,333 shares of common stock for cash of $10,000; 100,000 shares of common stock for services valued at $6,000; and 510,321 shares of common stock in payment of $30,619 accounts payable.


In connection with the divestiture of Fei Yun Viking, as further described in Note C, the Company received 1.8 million shares of its Series 2001 Callable Preferred stock. These shares were cancelled and returned to authorized and un-issued preferred stock. No shares of preferred stock of any series were outstanding at the end of the current quarter. The Company also received 7 million common shares of Viking that were added to treasury shares in connection with the divestiture of Fei Yun Viking.

                           VIKING CAPITAL GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE G - SHAREHOLDERS' EQUITY (Continued)


In connection with the divestiture of Wuxi Viking, the Company received 1.4 million common shares of Viking that were added to treasury shares.

During the current quarter, treasury shares increased by 8,400,000 shares from 8,025,625 at December 31, 2002, to 16,425,625 at March 31, 2003.


NOTE H - GOING CONCERN AND OTHER INFORMATION

The consolidated financial statements have been prepared on the assumption that the Company will continue as a going concern. The Company has experienced recurring losses from operations and negative cash flows from operations since its inception. Additionally, as further described in Note C, the Company disposed of its primary revenue generating assets effective January 31, 2003. Lastly, at March 31, 2003 the Company's current liabilities significantly exceeded its current liquid assets. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

The Company plans to reduce current debt levels and related interest expense through negotiations with debt holders although the likelihood of success of the negotiations cannot be predicted at this time. In the meantime, the Company will continue to incur expenses relating to corporate overhead and considering additional opportunities. As further described in Note C, the Company disposed of its foreign operations on January 31, 2003 and March 28, 2003. These disposals significantly reduced the corporate overhead expenses of the Company; however, the Company has been and continues to be dependent upon outside financing in the form of debt and equity to perform its business development activities and cover current overhead expenses. Although the Company has been successful at raising capital in the past, if the Company is unable to raise capital, it may be required to sell assets. Such actions could have a material adverse effect on the Company's business and operations.

The Company also intends to obtain additional funds in order to complete acquisitions and to develop other businesses, including its financial services business, in the U.S and abroad. This capital may come from additional debt or equity issuances.

The consolidated financial statements do not include any adjustments to reflect the possible effects on the recoverability and classification of assets or classification of liabilities which may result from the inability of the Company to continue as a going concern.

NOTE I - EMPLOYEE BENEFIT PLAN

An Employee Benefit Plan was created in 1995 and has since been amended and updated to designate a specified number of shares issuable under the plan. The shares authorized under the plan are registered under Form S-8. During the current quarter, the plan was modified to authorize a total of 10,000,000 common shares under the plan. Accordingly, an additional 5,750,000 shares were registered under Form S-8 on March 25, 2003. The plan's purpose is to make available free trading shares to officers, directors and employees, including consultants and others, in conformity with the rules and regulations established for Form S-8 shares, in payment or recognition of their services and contributions to the success of the Company. Issuance of these shares is at the discretion of the Board of Directors and/or a Compensation Committee. These shares may also be issued in conjunction with the exercise of options.

NOTE J - LONG TERM NOTE RECEIVABLE

A long-term note receivable was obtained as part of the proceeds from the divestiture of Fei Yun Viking. The note originated on January 31, 2003 for $6,500,000 due and payable by Hebei Kangshun Feiyun Organic Waste Processing Company, Ltd.(Organic Waste Company), a Chinese entity. The note bears interest at the rate of 4% per annum with interest to be paid annually. Principal payments in an amount equal to half of the original note principal are to be made on the fifth anniversary and tenth anniversary of the note. The note is collateralized by a 40% ownership interest in Organic Waste Company.

NOTE K - SUBSEQUENT EVENTS

After March 31, 2003, the Company entered into new convertible promissory notes totaling $98,405 including $26,405 with related parties.

Item 2. Management's Discussion and Analysis or Plan of Operations.

The following discussion should be read in conjunction with the consolidated financial statements and related notes and the other information included in this report.

The majority of the Company's assets and all of its revenues during last year were due to Beijing Fei Yun Viking Enterprises Company, Ltd. and its subsidiaries ("Fei Yun Viking") including Golden Horse/Sunshine Plaza. Fei Yun Viking, which was a 96% owned subsidiary of Viking, was sold effective January 31, 2003. Therefore, the comparative information given for the three month periods ended March 31, 2003 and 2002 is not directly comparable.

Fei Yun Viking was originally purchased for 1.8 million Series 2001 Callable Preferred Shares and 14 million common shares. Fei Yun Viking was sold for 1.8 million Series 2001 Callable Preferred Shares of Viking, 7,000,000 common restricted shares of Viking and a $6.5 million note receivable due from Hebei Kangshun Feiyun Organic Waste Processing Company, Ltd. Viking also received 7.5 million of its common shares that were held as treasury shares at Fei Yun Viking.

This transaction was disclosed in a February 3, 2003 Form 8-K filing and a February 18, 2003 Form 8-K filing both with an event date of January 31, 2003. The Form 8-K filed on February 18, 2003 was subsequently updated by an amendment to Form 8-K filed on May 29, 2003 updating item 7(b) with proforma financial information. The Company also sold its 25% equity ownership position in Wuxi Viking Garment Co., Ltd. (Wuxi Viking) during the current quarter. The Company received 1.4 million Viking common restricted shares for its 25% equity ownership position in Wuxi Viking. This sale, completed March 28, 2003, was considered insignificant based upon the requirements set forth for the filing of an 8-K and, therefore, no 8-K filing was made.


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

Effective January 31, 2003, the Company sold its 96% interest in Beijing Fei Yun Viking Enterprises Company, Ltd. ("Fei Yun Viking"). The sale was precipitated by a number of economic factors. Specifically, the Company had intended to raise $18 million for the purpose of acquiring the remaining 40% of Golden Horse which would have also satisfied a potential $5 million registered capital requirement for Fei Yun Viking. However, market conditions during the entire time after Fei Yun's purchase were not favorably indicating an equity capital raise for the Company to expand its ownership of Golden Horse or other acquisitions in China. While disappointing to have expended such time, effort and resources, only to sell off assets acquired, the Company believes it is best to move on to other opportunities in the U.S. that have recently presented themselves because of the change in investment banking attitudes and the over-all US economy.

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

The Company is also examining acquisitions other than life insurance companies. Funding for such acquisitions is expected to come from institutional lenders and/or institutional equity investors in conjunction with the utilization of the Company's approximately $12 million tax loss carry forward, subject to any limitations under the Internal Revenue Code, other assets the Company owns, and the assets and/or cash flow of an acquired company. Targets will be considered based primarily upon their sales and profits with little weight given to asset size. While strategic purchases pertaining to financial services and/or services needed by financial institutions are preferred, the overriding principal will be profitability. Therefore, no industry will be excluded in efforts to increase shareholder wealth.

The Company expects that it will need additional cash during the next twelve months for acquisitions and therefore desires and expects to raise significant amounts of capital to pursue acquisitions during that period of time. Capital raised for acquisitions are generally tied to a specific acquisition when made available to the Company. The Company does not have committed capital sources at this time for the acquisition of life insurance companies or other large acquisitions. The Company may also use assets it already owns, including the $6.5 million note dated January 31, 2003 that the Company obtained from the divestiture of Fei Yun Viking, as all or part of the purchase price of future acquisitions. Additionally, the Company plans to utilize its approximately $12 million tax loss carry forward, subject to any limitations in the Internal Revenue Code, in conjunction with a potential debt financed acquisition of a target company.

Capital raised will be for additional acquisitions, fees and costs associated with acquisitions, working capital and potential debt reduction.

The Company has been dependent upon raising capital for its U.S. administrative and management operations ("Parent Operations"). The Company has been successful in the past in meeting its Parent Operations cash needs from private investors and will continue to raise capital for these purposes from qualified private investors for the foreseeable future. During the three months ended March 31, 2003, the Company raised approximately $183,200 to meet the needs of its Parent Operations. Potential increases to the Company's Parent Operations cash needs include hiring additional employees in the financial and administrative departments and potential increases in professional fees associated with acquisitions and related audits. Management believes that it can continue to raise funds from private investors for its cash needs for Parent Operations. The Company is expecting to raise significant amounts of capital for the purposes described above, including working capital. However, there can be no degree of assurance that the Company can continue to raise capital from private investors or that it can raise funds from any other sources in large or small amounts.

Consolidated liabilities at March 31, 2003 were approximately $2,698,000 versus $105,629,000 at December 31, 2002 and $96,536,000 at March 31, 2002. The
reduction can be attributed to the divestiture of Fei Yun Viking in January 2003. Of the total liabilities at March 31, 2003, approximately $896,000 is promissory notes with private investors, not banks or other institutions. Additionally, approximately $137,000 is accounts payable and the balance of approximately $1,665,000 is comprised of unpaid accrued officers' salary and payroll taxes of $1,595,000 and other accrued expenses of $70,000.


Discussion of Operations

The majority of the Company's assets and all of its revenues during last year were due to entities in China which were sold January 31, 2003. Therefore, the comparative information given for the three month periods ended March 31, 2003 and 2002 is not directly comparable.

Effective January 31, 2003, the Company sold its 96% interest in Fei Yun Viking as disclosed in its filing on Form 8-K filed February 3, 2003 and February 18, 2003 with an event date of January 31, 2003. A subsequent amendment to the February 18, 2003 Form 8-K was filed on May 29, 2003 to update item 7(b) with proforma financial information. Effective March 28, 2003, the Company sold its 25% equity interest in Wuxi Viking Garments Co., Ltd. No Form 8-K was filed on this disposition because it did not meet the significance test required for a Form 8-K filing.


FOR THE THREE MONTH PERIOD ENDED MARCH 31, 2003 AND 2002


Revenues

For the first quarter of 2003, revenues were $286 thousand compared to $699 thousand in the comparable period in 2002. The $286 thousand of revenue was due entirely to rental income at Golden Horse/Sunshine Plaza during the month of January before Fei Yun Viking was sold. Fei Yun Viking and its subsidiaries were the source of revenues for the comparable period a year ago. Fei Yun Viking and its subsidiaries were sold effective January 31, 2003.


Equity Accounted Investments

Viking's equity accounted investment in Wuxi Viking Garments Company, Ltd., generated approximately an $11 thousand profit on the Company's statement of operations for the first quarter of 2003 compared to $22 thousand for the comparable period in 2002.

Fei Yun Viking's equity accounted investment in Lianyugang East Sea Highway Development and Management Company, Ltd. (Tollway) incurred approximately a $16 thousand loss for the first quarter of 2003 versus a $19 thousand loss in the comparable period in 2002.

Both of these equity accounted investments were sold during the current quarter.


General and Administrative Expenses

Consolidated G&A costs for the first quarter of 2003 were approximately $428 thousand versus $885 thousand for the comparable period in 2002. The decrease is primarily due to the divestiture of Fei Yun Viking and its subsidiaries effective January 31, 2003. Consequently, only one month of Fei Yun Viking G&A costs were included in the current quarter's costs versus three months worth in the comparable period in 2002. The depreciation portion of these costs was $176 thousand in the first quarter of 2003 versus $478 thousand in the comparable period in 2002.

Parent Company G&A costs for the first quarter of 2003 were $213 thousand versus $240 thousand for the comparable period in 2002.

Interest Expense

Consolidated interest expense for the first quarter of 2003 was approximately $268 thousand versus $845 thousand for the comparable period in 2002. The decrease is due to the divestiture of Fei Yun Viking and its associated debts in effective January 31, 2003, thus relieving the company of accruing interest costs on the associated debts. Parent Company interest expense in the first quarter of 2003 and 2002 were approximately $28 thousand and $44 thousand, respectively.

Net Income(Loss)

Consolidated net loss for the first quarter of 2003 was approximately $305 thousand versus a net loss of $735 thousand for the comparable period in 2002. The change is due to the divestiture of Fei Yun Viking during the current quarter and the resulting reduction in expenses associated with its operations.

Liquidity and Capital Resources

Cash needs for general and administrative expenses at the Viking Capital Group, Inc. U.S. administrative and management level ("Parent Company") have been satisfied in the past by new promissory notes and the sale of common stock. The Parent Company level will continue to rely upon raising additional capital for its cash needs at least for the immediate future and believes that its current fund raising methods will be sufficient to satisfy its general and administrative needs barring any unexpected or significant changes in such costs. The Company will need to raise substantial additional capital for future acquisitions. The Company does not have any binding agreements to supply such cash at this time. The Company continues to seek debt financing and equity financing on a large scale for future acquisitions and growth. The Company expects that it will be able to augment institutional debt or equity investments through the use of its approximately $12 million tax loss carryforward, the use of other assets it already owns, and/or the assets and cash flow from an acquired company.

Consolidated liabilities at March 31, 2003 were approximately $2,698 thousand versus $105,629 thousand at December 31, 2002 and $96,536 thousand at March 31, 2002. The reduction can be attributed to the divestiture of Fei Yun Viking in January 2003. Of the total liabilities at March 31, 2003, approximately $896 thousand is promissory notes with private investors, not banks or other institutions. Additionally, approximately $137 thousand is accounts payable and the balance of approximately $1,665 thousand is comprised of unpaid accrued officers' salary and payroll taxes of $1,595 thousand and other accrued expenses of $70 thousand.

Net cash used in operating activities for the first quarter of 2003 was $152 thousand compared to $567 of cash used in operating activities during the comparable period in 2002. The significant change is due directly to the divestiture of Fei Yun Viking and its subsidiaries and their related costs.

Net cash used in investing activities for the first quarter of 2003 was approximately $1,423 thousand compared to $270 thousand used in investing activities in the comparable period in 2002. The current period's use of funds is primarily due to the divestiture of $1,379 thousand in cash as part of the divestiture of Fei Yun Viking. The balance of $44 thousand in funds used is also due to activities at Fei Yun Viking prior to its sale.

Net cash provided by financing activities for the first quarter of 2003 was approximately $158 thousand versus $1,560 thousand for the comparable period in 2002. During the current period, all of the financing amounts relate to Parent Company activities including proceeds of $10 thousand from the sale of stock and a net $148 thousand from new promissory notes. During the comparable period in 2002, the financing was from a mixture of Parent Company activities and activities at Fei Yun Viking including approximately $604 thousand of capital contributions, a net increase of new notes payable of $825 thousand and $131 thousand in proceeds from the sale of common stock of the Company.

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



PART II - OTHER INFORMATION


Item 2. Changes in Securities

During the three month period ended March 31, 2003, the Company issued common restricted shares (Class A Common) in private transactions under exemption from registration under the Securities Act pursuant to Section 4(2) and/or Regulation D, Rule 506. Sales have been made to accredited investors only. In summary; 183,333 common restricted shares were issued for $10,000 cash. The Company also issued 610,321 common shares that were registered under Form S-8 for services valued at $36,619 ($6,000 current expenses and $31,619 accounts payable).


Item 5. Other Information

General
-------

The Company's common stock trades on the OTC Electronic Bulletin Board. Its symbol is "VGCP". Company information can be found on its web site at www.vcgi.com.

Risk Factors
------------

The Company faces substantial risks at all times. Some of these risks are listed here. This list is not intended to be an exhaustive description of risks, but as a reminder that there are substantial risks involved in investing in this stock or any stock. Persons inclined to invest in the Company or any company should do so only after personal due diligence and a personal assessment of their risk tolerance. We encourage you to review this entire document and our annual report on Form 10-KSB and to perform other information gathering of your own.


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

     Of the Company's outstanding common stock at March 31, 2003, 20,482,082 shares are currently freely trading shares, and approximately an additional 33,750,898 common restricted shares will be eligible for removal of transfer restrictions within one year. Nevertheless, trading activity in Company stock is thin, making the shares subject to sudden drops in price if one or more shareholders choose to sell their shares at or about the same time. This could cause the market price of our common stock to drop significantly, even if our business is growing.

     3)   Our share price has been and may continue to be volatile.

     Our common stock has experienced in the past, and is expected to experience in the future, significant price and volume volatility, which substantially increases the risk of loss to shareholders.

     4) We depend heavily on key personnel, and would be adversely affected if we ceased to employ these key personnel.

     Our performance would be severely adversely affected by the departure, disability or death of one or more of our directors or executive officers. In particular, our Chairman and Chief Executive Officer, William J. Fossen, has spent years developing relationships with powerful individuals in China and learning the culture in China. These have been significant factors in the Company's ability to learn about and do business in China. Further, his experience, reputation, contacts and knowledge regarding the insurance industry within the U.S. cannot be overestimated in determining the success of any endeavors into the insurance market place. Moreover, we benefit from and rely on the substantial experience of all our executives and advisors. We compete for qualified employees and advisors. If we are unable to recruit and retain qualified employees and advisors at competitive salaries or fees, our business will be adversely affected.

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

     6) Prior to the divestiture of our Chinese subsidiaries, substantially all of our assets and revenues were derived from businesses in China. We currently hold assets due from and collateralized by a Chinese business. The Company may conduct other business activities in China in the future. Additional risks pertaining to operating in a foreign country must be considered.

         The Chinese government could change its policies toward private enterprise or even nationalize or expropriate private enterprises, which could result in the total loss of our investment in that country.

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

                  We and  our  subsidiaries  have  in the  past,  and may in the future, regularly enter into agreements governed by Chinese law in the course of our Chinese business operations. Our business would be materially and adversely affected if the other parties to such agreements do not honor them. In the event of a dispute, enforcement of these agreements in China could be extremely difficult. Unlike the United States, China has a civil law system based on written statutes in which judicial decisions have little precedential value. The Chinese government has enacted some laws and regulations dealing with matters such as corporate organization and governance, foreign investment, commerce, taxation and trade. However, the government's experience in implementing, interpreting and enforcing these laws and regulations is limited, and our ability to enforce commercial claims or to resolve commercial disputes is uncertain. Furthermore, enforcement of the laws and regulations may be subject to the exercise of considerable discretion by agencies of the Chinese government, and forces unrelated to the legal merits of a particular matter or dispute may influence their determination. These uncertainties could limit the protections that are available to us.

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

         Business licenses are required and may not be renewed.

                  Activities  in China  require  business  licenses from various
              Chinese governmental entities. The licenses that we have been required to hold in the past and may be required to hold in the future are subject to periodic review and approval. We are not certain that the Chinese government will renew such licenses or that it will not revoke such licenses with little, if any, prior notice.

         Our business is susceptible to the risk of manmade or natural disasters that may result in damage not covered by insurance.

                  Prior to the divestiture of Fei Yun Viking,  our largest asset was our interest in Sunshine Plaza/Golden Horse. Additionally, we may purchase other real estate interests in China in the future. Any real estate business we may conduct would be severely affected if a natural or manmade disaster damages the site or the structures upon which it is situated. Fire fighting and disaster relief and assistance in China are not well developed by Western standards. Damaged residential, office and retail space, losses from the interruption of our business and negative publicity resulting from a natural or manmade disaster would adversely affect any real estate business we may be conducting. We do not have business interruption insurance. Although the Company may maintain property damage insurance, the insurance policy may not be enforceable in every instance, or sufficient to cover all losses that result from manmade or natural disasters.

Item 6.  Exhibits and Reports on Form  8-K

a)       Exhibits

Exhibit
Number            Description of Exhibit
------            ----------------------

   2.1   Contract  for  disposition  of 96% of Beijing Fei Yun Viking
         Enterprises Co., Ltd.                                               (a)
   3.1   Amended and Restated Articles of Incorporation of Viking
         Capital Group, Inc.                                                 (b)
   3.2   Amendment to Amended and Restated Articles of Incorporation
         of Registrant                                                       (c)
   3.3   Bylaws of Viking Capital Group, Inc. as amended                     (d)
  99.1   Certification Of Chief Executive Officer Re: Sarbanes-Oxley Act
         Of 2002
  99.2   Certification Of Chief Financial Officer  Re: Sarbanes-Oxley Act
         Of 2002


Note
----

(a) Incorporated by reference pursuant to Exchange Act Rule 12b-23 to the Registrant's Form 8-K filed on February 18, 2003 with event date January 31, 2003.

(b) Incorporated by reference pursuant to Exchange Act Rule 12b-23 to the Registrant's Form 14A (File No. 0-22744) for 1996.

(c) Incorporated by reference pursuant to Exchange Act Rule 12b-23 to the Registrant's Form 10KSB for fiscal year 2001.

(d) Incorporated by reference pursuant to Exchange Act Rule 12b-23 to the Registrant's Form 10-SB(File No. 0-22744) effective December 27, 1993.


b)       Reports on Form 8-K

         During the quarter ended March 31, 2003, the Registrant filed the following three reports on Form 8-K: a Form 8-K dated February 3, 2003 and a Form 8-K dated February 18, 2003, both with an event date of January 31, 2003, reporting the divestiture of the Registrant's 96% ownership of Beijing Fei Yun Viking Enterprises Company, Ltd.; Form 8-K report filed on March 7, 2003 disclosing that effective March 1, 2003, King Griffin & Adamson P.C. resigned to allow its successor entity KBA Group LLP to be engaged as the Registrant's independent public accountants.

         Subsequent to the current quarter and prior to the filing of this report, an amendment to Form 8-K was filed on May 29, 2003 to update the Form 8-K filed on February 18, 2003 to include proforma financial information as required by Item 7(b) of Form 8-K.

                                  SIGNATURES



         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                               VIKING CAPITAL GROUP, INC.

Dated: June 10, 2003           By:  /s/ William J. Fossen
                                    ------------------------------
                                    William J. Fossen
                                    Chief Executive Officer


Dated: June 10, 2003           By:  /s/ Matthew W. Fossen
                                    ------------------------------
                                    Matthew W. Fossen
                                    Chief Financial Officer
                                    President

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

Date: June 10, 2003


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

Date: June 10, 2003


/s/  Matthew W. Fossen
-----------------------------
Matthew W. Fossen
Chief Financial Officer