Form 10QSB
period 2003-06-30
VIKING CAPITAL GROUP INC
filed 2003-08-13
CIK 886093

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY  REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                       For the period ended June 30, 2003

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

As of June 30, 2003, approximately 56,047,069 shares of Common Stock (Class A Common) of the issuer were outstanding. As of June 30, 2003, 100,000 shares of Class B Common Stock of the issuer were outstanding.

                   VIKING CAPITAL GROUP, INC. AND SUBSIDIARIES


                                    CONTENTS




                                                                            PAGE
                                                                            ----

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

     Consolidated Balance Sheets at June 30, 2003 (Unaudited) and
         December 31, 2002....................................................3

     Consolidated Statements of Operations (Unaudited) for the three months ended June  30, 2003 and 2002.................................5

     Consolidated Statements of Operations (Unaudited) for the six
         months ended June  30, 2003 and 2002.................................6

     Consolidated Statements of Cash Flows (Unaudited) for the six
         months ended June 30, 2003 and 2002..................................7

     Notes to Consolidated Financial Statements...............................9

Item 2. Management's Discussion and Analysis or Plan of Operations............14

Item 3. Controls and Procedures...............................................19


PART II - OTHER INFORMATION

Item 2.  Changes in Securities................................................19

Item 5. Other Information.....................................................19

Item 6.  Exhibits and reports on Form 8-K.....................................22

SIGNATURES....................................................................23

EXHIBITS......................................................................24


                   VIKING CAPITAL GROUP, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                               (expressed in US $)


                                     ASSETS
                                     ------

                                                                     (unaudited)
                                                                       June 30,      December 31,
                                                                         2003            2002
                                                                     ------------    ------------
                                                                           (in thousands)
CURRENT ASSETS
   Cash and cash equivalents                                         $        123    $      1,423
   Other receivables                                                           --             549
   Prepaid expenses                                                            57              --
   Mortgage notes receivable                                                   --          13,226
   Notes receivable and accrued interest, (including related party amounts of  $117 and $113 at June 30, 2003
      (unaudited) and December 31, 2002, respectively) net of
     allowance of $191 at June 30, 2003(unaudited)
     and December 31, 2002                                                    224             113
   Deposit                                                                     --           1,210
   Real estate held for sale                                                   --          45,005
                                                                     ------------    ------------

        Total current assets                                                  404          61,526

PROPERTY AND EQUIPMENT
   Building                                                                    --          37,543
   Computer equipment                                                         157             157
   Furniture and office equipment                                              21              45
   Vehicles                                                                    --               3
   Building improvements                                                       --             710
                                                                     ------------    ------------

                                                                              178          38,458

   Accumulated depreciation and amortization                                 (174)         (2,246)
                                                                     ------------    ------------

             Net property and equipment                                         4          36,212

CAPITALIZED SOFTWARE                                                           50              50

NOTES AND OTHER RECEIVABLES FROM RELATED PARTIES                               --          12,316

INVESTMENTS IN AFFILIATES                                                      --           1,948

LONG TERM NOTE RECEIVABLE                                                   6,500              --

OTHER ASSETS                                                                   13              35
                                                                     ------------    ------------

TOTAL ASSETS                                                         $      6,971    $    112,087
                                                                     ============    ============


The accompanying notes are an integral part of these consolidated financial statements.


                   VIKING CAPITAL GROUP, INC. AND SUBSIDIARIES

                     CONSOLIDATED BALANCE SHEETS - Continued
                               (expressed in US $)


                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                (unaudited)
                                                                                  June 30,      December 31,
                                                                                    2003            2002
                                                                                ------------    ------------
                                                                                        (in thousands)
CURRENT LIABILITIES
  Current  maturities of long-term debt and other current debts
     (including $189 and $188 due to related parties at
     June 30, 2003(unaudited) and December 31, 2002, respectively, net of unamortized debt discount of $13 and $27 at June 30, 2003
     (unaudited) and December 31, 2002, respectively)                           $        770    $     20,147
  Accounts payable                                                                        91           9,851
  Accrued officers' salaryand payroll taxes                                            1,591           1,611
  Other accrued expenses                                                                  66          10,561
  Accrued litigation settlement                                                           --          15,600
  Other payables                                                                          --          12,085
  Due to related parties                                                                  --           1,523
  Deferred income tax liability                                                           --           8,152
  Current income taxes payable                                                            --             568
                                                                                ------------    ------------

             Total current liabilities                                                 2,518          80,098

LONG-TERM DEBT, less current portion (including $500 and $-0- due
     to related parties at June 30, 2003 and December 31, 2002, respectively)            500          25,531
                                                                                ------------    ------------

TOTAL LIABILITIES                                                                      3,018         105,629

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
  Preferred stock $1.00 par value; 50,000,000 shares authorized:
     Series 2001 Callable Preferred Stock $1.00 par value; 5,000,000 shares  authorized,  -0- and 1,800,000  shares issued and outstanding at June 30, 2003(unaudited) and December 31, 2002, respectively
        (liquidation preference of $18,000,000 at December 31, 2002)                      --           1,800
  Common stock $0.001 par value; 150,000,000 shares authorized,
     56,047,069 and 69,864,951 shares issued at June 30, 2003
     (unaudited) and December 31, 2002, respectively                                      56              70
  Common stock Class B $0.001 par value; 100,000 shares authorized,
     issued and outstanding                                                               --              --
  Additional paid-in capital                                                          33,766          37,022
  Accumulated deficit                                                                (29,869)        (29,393)
                                                                                ------------    ------------
                                                                                       3,953           9,499

             Less treasury stock;  -0- and 8,025,625 shares
             at cost, at June 30, 2003(unaudited) and December 31, 2002,
             respectively                                                                 --          (3,041)
                                                                                ------------    ------------

             Total stockholders' equity                                                3,953           6,458
                                                                                ------------    ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                      $      6,971    $    112,087
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

                   VIKING CAPITAL GROUP, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                               (expressed in US $)
                                   (unaudited)

                                                                         Three Months Ended
                                                                         ------------------
                                                                       June 30,      June 30,
                                                                         2003          2002
                                                                      ----------    ----------
                                                             (in thousands, except earnings per share)
REVENUES
     Rental income                                                    $       --    $      805
     Sales of real estate, net of sales taxes                                 --           170
     Other                                                                    --            14
                                                                      ----------    ----------

         Total revenues                                                       --           989

COST OF REVENUE
     Cost of real estate sales                                                --          (259)
     Write down of real estate held for sale                                  --        (1,118)
     Selling expenses                                                         --           (25)
                                                                      ----------    ----------

         Total cost of revenue                                                --        (1,402)
                                                                      ----------    ----------

GROSS PROFIT                                                                  --          (413)

GENERAL AND ADMINISTRATIVE EXPENSES                                         (198)       (1,541)
                                                                      ----------    ----------

Loss from operations                                                        (198)       (1,954)

OTHER INCOME (EXPENSE)
     Interest income (including $2 and $232 from related parties)             67           233
     Interest expense (including $10 and $2 to related parties)              (43)         (636)
     Income (loss) from equity accounted affiliates                           --          (105)
     Other income (expense)                                                    3            13
                                                                      ----------    ----------

         Total other income (expense), net                                    27          (495)
                                                                      ----------    ----------

Loss before provision for income taxes and non-controlling interest         (171)       (2,449)

         Income tax expense                                                   --          (371)
                                                                      ----------    ----------

Loss before non-controlling interest                                        (171)       (2,820)

NON-CONTROLLING INTEREST                                                      --           941
                                                                      ----------    ----------

NET LOSS                                                              $     (171)   $   (1,879)
                                                                      ==========    ==========

BASIC AND DILUTED LOSS PER SHARE                                      $    (0.00)   $    (0.03)
                                                                      ==========    ==========

WEIGHTED-AVERAGE NUMBER OF SHARES
     OUTSTANDING - BASIC AND DILUTED                                      54,856        58,138
                                                                      ==========    ==========


The accompanying notes are an integral part of these consolidated financial statements.

                   VIKING CAPITAL GROUP, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                               (expressed in US $)
                                   (unaudited)

                                                                          Six Months Ended
                                                                          ----------------
                                                                       June 30,      June 30,
                                                                         2003          2002
                                                                      ----------    ----------
                                                             (in thousands, except earnings per share)
REVENUES
     Rental income                                                    $      286    $    1,356
     Sales of real estate, net of sales taxes                                 --           318
     Other                                                                    --            14
                                                                      ----------    ----------

         Total revenues                                                      286         1,688

COST OF REVENUE
     Cost of real estate sales                                                --          (364)
     Write down of real estate held for sale                                  --        (1,118)
     Selling expenses                                                         (7)          (81)
                                                                      ----------    ----------

         Total cost of revenue                                                (7)       (1,563)
                                                                      ----------    ----------

GROSS PROFIT                                                                 279           125

GENERAL AND ADMINISTRATIVE EXPENSES                                         (626)       (2,426)
WRITE OFF OF MORTGAGE NOTES RECEIVABLE                                        --          (139)
                                                                      ----------    ----------

Loss from operations                                                        (347)       (2,440)

OTHER INCOME (EXPENSE)
     Interest income (including $43 and $232 from related parties)           150           235
     Interest expense (including $19 and $4 to related parties)             (312)       (1,481)
     Income (loss) from equity accounted affiliates                           (5)         (102)
     Other income (expense)                                                    3             5
                                                                      ----------    ----------

         Total other income (expense), net                                  (164)       (1,343)
                                                                      ----------    ----------

Loss before provision for income taxes and non-controlling interest         (511)       (3,783)

         Income tax benefit (expense)                                         34           (86)
                                                                      ----------    ----------

Loss before non-controlling interest                                        (477)       (3,869)

NON-CONTROLLING INTEREST                                                      --         1,255
                                                                      ----------    ----------

NET LOSS                                                              $     (477)   $   (2,614)
                                                                      ==========    ==========

BASIC AND DILUTED LOSS PER SHARE                                      $    (0.01)   $    (0.05)
                                                                      ==========    ==========

WEIGHTED-AVERAGE NUMBER OF SHARES
     OUTSTANDING - BASIC AND DILUTED                                      55,913        57,825
                                                                      ==========    ==========



The accompanying notes are an integral part of these consolidated financial statements.

                   VIKING CAPITAL GROUP, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (expressed in US $)
                                   (unaudited)

                                                                                              Six Months Ended
                                                                                              ----------------
                                                                                           June 30,      June 30,
                                                                                             2003          2002
                                                                                          ----------    ----------
                                                                                               (in thousands)

CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                                                             $     (477)   $   (2,614)
     Non-cash charges included in operations
         Bad debt expense                                                                          2            --
         Depreciation and amortization                                                           176         1,050
         Amortization of deferred financing costs                                                 --            29
         Amortization of debt discount                                                            13            --
         Other payables paid with promissory note                                                  7            --
         Common stock issued for services                                                          6            63
         Accounts payable paid in common stock                                                    31            --
         Expenses paid with promissory note                                                       43            --
         Stock options issued for services                                                        --            30
         Loss from equity accounted  affiliates                                                    5           102
         Non-controlling interest                                                                 --        (1,255)
         Write off of mortgage notes receivable                                                   --           139
         Write off of accounts receivable                                                         --           248
     Changes in assets and liabilities (net of effect of divestiture of Fei Yun Viking)
         Decrease in real estate held for sale                                                    --         1,303
         Decrease in mortgage loans receivable                                                    84         1,875
         (Increase) in accrued interest receivable                                              (151)           (3)
         Increase (decrease) in other assets and receivables                                     (44)           (5)
         Decrease in accounts payable                                                           (157)         (360)
         Decrease in accrued officers' salary and
            payroll taxes                                                                        (19)           --
         Increase in customer deposits                                                            --         6,040
         Increase in other accrued expenses                                                      135           756
         Increase in deferred income tax liability                                                --            86
         Decrease in other payables                                                             (132)         (601)
                                                                                          ----------    ----------

Net cash provided by (used in) operating activities                                             (478)        6,883

CASH FLOWS FROM INVESTING ACTIVITIES

     Purchases of property, plant and equipment                                                   --           (65)
     Loans made                                                                                   --            (4)
     Loans made to shareholders                                                                   --           (36)
     Net advances to related parties                                                             (44)       (2,390)
     Decrease in cash balances due to divestiture of Fei Yun Viking                           (1,379)           --
                                                                                          ----------    ----------

Net cash used in investing activities                                                         (1,423)       (2,495)



                                 - Continued -

The accompanying notes are an integral part of these consolidated financial statements.

                   VIKING CAPITAL GROUP, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued
                               (expressed in US $)
                                   (unaudited)

                                                                                              Six Months Ended
                                                                                              ----------------
                                                                                           June 30,      June 30,
                                                                                             2003          2002
                                                                                          ----------    ----------
                                                                                               (in thousands)
CASH FLOWS FROM FINANCING ACTIVITIES
     Capital contributions                                                                $       --    $      798
     Proceeds from notes payable                                                                 209           215
     Proceeds from notes payable and advances - related party                                    564           793
     Repayments of notes payable                                                                (202)         (190)
     Repayments of notes payable - related party                                                 (65)          (10)
     Proceeds from sale of common stock                                                           95           271
                                                                                          ----------    ----------

Net cash provided by financing activities                                                        601         1,877
                                                                                          ----------    ----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                          (1,300)        6,265

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                               1,423         7,191
                                                                                          ----------    ----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                $      123    $   13,456
                                                                                          ==========    ==========

SUPPLEMENTAL DISCLOSURES

     Cash flow information:

         Interest paid                                                                    $      168    $      515
         Income taxes paid                                                                        --            --

     Non-cash financing activities:
         Common stock issued for:
             Repayment of notes payable                                                            5            84
             Notes receivable                                                                     --            --
             Payment of interest                                                                  --             6
             Payment of services                                                                   6            --
             Payment of accounts payable                                                          31            --

         Common stock cancelled for conversion of note receivable                                 --             1

         Common stock received for divestiture of Fei Yun Viking (7.0 million shares)           (236)           --
         Common stock received for divestiture of Wuxi Viking (1.4 million shares)               604            --

         Preferred stock received for divestiture of Fei Yun Viking (1.8 million shares)       1,800            --

         Long term note receivable received in connection
              with divestiture of Fei Yun Viking                                               6,500            --

         Notes payable issued for:
              Payment of expenses                                                                 43            --
              Payment of accrued interest                                                         11            --



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

NOTE B - STOCK-BASED COMPENSATION

The Company accounts for stock-based employee compensation using the intrinsic value-based method prescribed by Accounting Principles Board Opinion No. 25,
"Accounting for Stock Issued to Employees" and related interpretations. As such, compensation expense is recorded on the date of grant of a stock option to the extent the current market price of the underlying stock exceeds the option exercise price. The Company did not record any compensation expense related to stock options granted to employees during the three and six month periods ended
June 30, 2003 and 2002. Had the Company determined compensation based on the fair value at the grant date for its stock options under Statement of Financial
Accounting Standards ("SFAS") No.123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148, net loss and loss per share would have increased as shown in the table below.

                                                                    Three Months Ended         Six Months Ended
                                                                  -----------------------   -----------------------
                                                                   June 30,    June 30,      June 30,    June 30,
                                                                     2003        2002          2003        2002
                                                                     ----        ----          ----        ----
                                                                      (in thousands)            (in thousands)

Net loss attributable to common stockholders, as reported          $   (171)   $ (1,879)     $   (477)   $ (2,614)
Add:  Stock  based  employee  compensation  expense  included in
reported net loss                                                        --          --            --          --
Deduct:  Stock-based  employee  compensation  expense determined
under fair value based method                                           (16)       (512)          (41)       (724)
                                                                   ---------   ---------     ---------   ---------
Proforma net loss                                                  $   (187)   $ (2,391)     $   (518)   $ (3,338)
Weighted average shares                                              54,856      58,138        55,913      57,825
Net loss per share as reported                                     $  (0.00)   $  (0.03)     $  (0.01)   $  (0.05)
                                                                   =========   =========     =========   =========
Proforma net loss per share                                        $  (0.00)   $  (0.04)     $  (0.01)   $  (0.06)
                                                                   =========   =========     =========   =========

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

Unaudited pro-forma financial information for the six months ended June 30, 2003 and 2002, as though the dispositions of Beijing Fei Yun Viking Enterprises
Company,  Ltd. and Wuxi Viking Garments Company, Ltd. had occurred on January 1,
2002 is as follows (in thousands):

                                                         Six months ended
                                                         ----------------
                                                      June 30,       June 30,
                                                        2003           2002
                                                    -----------    -----------

     Revenues                                       $        --    $        --
                                                    ===========    ===========
     Net income (loss)                              $      (347)   $      (344)
                                                    ===========    ===========

     Net income (loss) per share:
       Basic and diluted                            $     (0.01)   $     (0.01)
                                                    ===========    ===========


NOTE D - SEGMENTS

During the quarter ended March 31, 2003,  the Company sold all of its reportable segments but did recognize revenue and expenses for such segments prior to their sale. The Company's  operations are  classified  into four principal  reportable
segments  for  the  first  quarter  of  2003;   real  estate,   chemical  sales,
construction,  and  garment  manufacturing.  All  businesses  were  located  and operated in the People's  Republic of China.  The real estate  segment owned and operated a commercial and residential property.  The chemical segment traded and transported  chemical  products.  The  construction  segment was  constructing a highway in the Jiangsu  Province of the People's  Republic of China. The garment manufacturing  segment  manufactured  clothing  specifically  focusing on export garments.

The following table presents information about the four segments through the dates of disposition (in thousands):

                                      Chemical                         Garment
                       Real Estate      Sales      Construction     Manufacturing     Adjustment     Consolidated
                       -----------      -----      ------------     -------------     ----------     ------------

 Revenues from
  external customers    $    286      $     --       $     --         $     --         $     --        $    286
 Interest income              --            --             --               --               83              83
 Interest expense           (240)           --             --               --              (28)           (268)
 Depreciation and
 amortization               (176)           --             --               --               --            (176)
 Income (loss) from
 equity accounted
 investment                   --            --            (16)              11               --              (5)
 Income tax benefit
 (expense)                    34            --             --               --               --              34
 Net income (loss)          (128)           (1)           (16)              11             (171)           (305)


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

NOTE E - SHORT TERM PROMISSORY NOTES PAYABLE

During the current quarter, the Company entered into new notes or renewed existing notes, some of which are convertible to common restricted stock, totaling $162,026. Included in this total is $6,893 of accrued interest that was added to principal. All outstanding short term promissory notes at June 30, 2003 mature within one year or on demand, bear interest ranging from 10% to 12% (except for $43,000 of notes that bear no interest) and are secured by the assets and net worth of the Company (except for a $100,000 note which is secured by 200,000 free trading shares owned by directors and shareholders of the Company). Interest payments on these notes are due quarterly, semi-annually, annually or at the end of the term of the note.

During the current quarter, $5,200 of principal and $161 of accrued interest were repaid with common restricted stock.

During the current quarter, promissory note principal and accrued interest repayments were made totaling $247,323 and $20,547, respectively. Of these amounts, $45,000 in principal and $991 in interest were paid to related parties.

NOTE F - LONG-TERM PROMISSORY NOTE PAYABLE

During the current quarter, the Company entered into a $500,000 long-term promissory note payable with an existing shareholder and related party. The note bears interest at 12% per annum and matures in ten years. Interest payments are to be made semi-annually with the exception of the first year's interest which is paid in advance. Five equal principal payments of $100,000 each are to be paid annually beginning on the sixth anniversary date of the note. The note is collateralized by the assets and net worth of the Company.

NOTE G - RELATED PARTY TRANSACTIONS

During the current quarter, the Company entered into $26,405 of new current/short term promissory notes with related parties. These notes are all due on demand or within ninety days and bear interest at 12% per year. Of these notes, $25,000 were repaid during the current quarter. Current/short term notes payable with related parties at the end of the current quarter totaled $189,005 plus accrued interest of $32,542. The Company also entered into a $500,000 long-term promissory note with a related party. This note is described in Note F above.

The Company also entered into a transaction with this same related party for the purchase of 1,500,000 common restricted shares at $0.05 per share and a five year option for the purchase of 5,555,567 common restriced shares at $0.09 per share.

During the current quarter, there were no new notes receivable with related parties and no repayments were made. At the end of the current quarter, the balance of notes receivable from related parties was $103,821 plus accrued interest of $12,982.

NOTE H - SHAREHOLDERS' EQUITY

During the current quarter, the Company issued 1,700,000 shares of common restricted stock for cash of $85,000 and 107,214 shares of common restricted stock in payment of $5,361 of promissory notes and accrued interest.

During the current quarter, the Company granted a one-year option to purchase 50,000 shares of common restricted stock at $0.10 per share. This option was issued in connection with the purchase of common restricted stock for cash. The Company also issued a five-year option to purchase 5,555,567 shares of common restricted stock at $0.09 per share. The option was issued in connection with the purchase of common restricted stock for cash.

                           VIKING CAPITAL GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE H - SHAREHOLDERS' EQUITY (Continued)

In connection with the divestiture of Fei Yun Viking, as further described in Note C, the Company received 1.8 million shares of its Series 2001 Callable Preferred stock. These shares were cancelled and returned to authorized and un-issued preferred stock. No shares of preferred stock of any series were outstanding at the end of the current quarter. The Company also received 7 million common shares of Viking that were added to treasury shares in connection with the divestiture of Fei Yun Viking during the prior quarter.

During the current quarter, 16,418,750 shares (common stock) of the 16,425,625 treasury shares listed in the prior quarter were cancelled and returned to authorized and un-issued shares. An adjustment of 6,875 common shares previously listed as treasury shares were added back to outstanding shares during the current quarter.


NOTE I - GOING CONCERN AND OTHER INFORMATION

The consolidated financial statements have been prepared on the assumption that the Company will continue as a going concern. The Company has experienced recurring losses from operations and negative cash flows from operations since its inception. Additionally, as further described in Note C, the Company disposed of its primary revenue generating assets effective January 31, 2003. Lastly, at June 30, 2003 the Company's current liabilities significantly exceeded its current liquid assets. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

The Company will continue to incur expenses relating to corporate overhead, considering acquisitions and other business opportunities. As further described in Note C, the Company disposed of its foreign operations on January 31, 2003 and March 28, 2003. These disposals significantly reduced the corporate overhead expenses of the Company; however, the Company has been and continues to be dependent upon outside financing in the form of debt and equity to perform its business development activities and cover current overhead expenses. Although the Company has been successful at raising capital in the past, if the Company is unable to raise capital, it may be required to sell assets. Such actions could have a material adverse effect on the Company's business and operations.

The Company also intends to obtain additional funds in order to complete acquisitions and to develop other businesses in the U.S and abroad. This capital may come from additional debt or equity issuances.

The consolidated financial statements do not include any adjustments to reflect the possible effects on the recoverability and classification of assets or classification of liabilities which may result from the inability of the Company to continue as a going concern.

NOTE J - EMPLOYEE BENEFIT PLAN

An Employee Benefit Plan was created in 1995 and has since been amended and updated to designate a specified number of shares issuable under the plan. The shares authorized under the plan are registered under Form S-8. During the quarter ended March 31, 2003, the plan was modified to authorize a total of 10,000,000 common shares under the plan. Accordingly, an additional 5,750,000 shares were registered under Form S-8 on March 25, 2003. The plan's purpose is to make available free trading shares to officers, directors and employees, including consultants and others, in conformity with the rules and regulations established for Form S-8 shares, in payment or recognition of their services and contributions to the success of the Company. Issuance of these shares is at the discretion of the Board of Directors and/or a Compensation Committee. These shares may also be issued in conjunction with the exercise of options.

NOTE K - LONG-TERM NOTE RECEIVABLE

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

                           VIKING CAPITAL GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE L - PREPAID EXPENSES

The Company prepaid one year of interest totaling $60,000 on the $500,000 long-term promissory note payable with a related party during the second quarter. This balance will be reduced by the accrued interest expense on the note each quarter.

NOTE M - INCOME TAXES

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

No income tax benefit expense has been recorded (other than $34,000 which relates to the foreign operations that were disposed of during the first quarter of 2003) because the Company has net operating loss carry-forwards. Additionally, realization of the benefit of these net operating loss carryforwards and other deferred tax assets appear uncertain. Accordingly, no deferred tax assets are recorded.

NOTE N - SUBSEQUENT EVENTS

Subsequent to June 30, 2003, consulting fees of $63,200 were paid including $36,750 of prepaid fees. Additionally, promissory note principal and interest of $27,065 were paid in cash and $23,259 of principal and interest were paid with common restricted stock. The Company also received $24,000 of proceeds from new promissory notes.





               (The remainder of this page is blank intentionally)

Item 2. Management's Discussion and Analysis or Plan of Operations.

The following discussion should be read in conjunction with the consolidated financial statements and related notes and the other information included in this report.

The majority of the Company's assets and all of its revenues during last year were due to Beijing Fei Yun Viking Enterprises Company, Ltd. and its subsidiaries ("Fei Yun Viking") including Golden Horse/Sunshine Plaza. Fei Yun Viking, which was a 96% owned subsidiary of Viking, was sold effective January 31, 2003. Therefore, the information given for the three and six month periods ended June 30, 2003 and 2002 are not directly comparable.

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

This transaction was disclosed in a February 3, 2003 Form 8-K filing and a February 18, 2003 Form 8-K filing both with an event date of January 31, 2003. The Form 8-K filed on February 18, 2003 was subsequently updated by an amendment to Form 8-K filed on May 29, 2003 updating item 7(b) with proforma financial information. The Company also sold its 25% equity ownership position in Wuxi Viking Garment Co., Ltd. (Wuxi Viking) during the quarter ended March 31, 2003. The Company received 1.4 million Viking common restricted shares for its 25% equity ownership position in Wuxi Viking. This sale, completed March 28, 2003, was considered insignificant based upon the requirements set forth for the filing of an 8-K and, therefore, no 8-K filing was made.

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

The Company, in 2002, focused on acquisitions in China and is now focusing on acquisitions in the US. Effective January 31, 2003, the Company sold its 96% interest in Beijing Fei Yun Viking Enterprises Company, Ltd. ("Fei Yun Viking"). The sale was precipitated by a number of economic factors. Specifically, the Company had intended to raise $18 million for the purpose of acquiring the remaining 40% of Golden Horse. However, market conditions in the US did not allow it to be accomplished. While disappointing to have expended such time, effort and resources, only to sell off assets acquired, the Company believes it is best to move on to other opportunities in the U.S. that have recently presented themselves because of the change in investment banking attitudes and the over-all US economy.

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

The Company will focus on the U.S. for its  acquisitions  in the near future and will also seek fee income within the U.S. The Company is currently working towards and intends to purchase one or more profitable companies that will allow the Company to take advantage of its approximately $12 million tax loss carry forward. While strategic purchases pertaining to financial services and/or services needed by financial institutions are preferred, the overriding principle will be profitability. Therefore, no industry will be excluded in efforts to increase shareholder wealth.

Another type of acquisition the Company would like to make, after acquiring one or more smaller profitable companies, is a life insurance company. The Company's plan is to be flexible in its business approach with any potential insurance company investors. These potential insurance company investors may wish to work with Viking in any of several ways, including, but not limited to, retaining Viking as an acquisition team to manage the acquisition of a life insurance company on their behalf or investing in Viking for the purpose of acquiring life insurance companies that Viking would own.

Funding for such acquisitions is expected to come from institutional lenders and/or institutional equity investors in conjunction with the utilization of the Company's approximately $12 million tax loss carry forward (subject to any limitations under the Internal Revenue Code), other assets the Company owns, and the assets and/or cash flow of an acquired company. Targets will be considered based primarily upon their sales and profits with little weight given to asset size.

After 1) one or more smaller companies are acquired and 2) a life insurance company has been acquired and 3) the Company has an established sound cash flow that will allow the Company to raise additional working capital, the Company may pursue Remote Banking Business. The Remote Banking Business would provide banks with the ability to give their depositors access to their accounts via the internet. The Company previously pursued Remote Banking Business with banks and banking groups, with a good degree of interest. However, potential customers declined to sign a long-term contract for the Company's remote banking services, as they deemed the Company's assets, cash flow and profitability unacceptable to meet certain of their requirements.

The Company expects that it will need additional cash during the next twelve months for working capital and acquisitions and therefore desires and expects to raise significant amounts of capital to pursue acquisitions during that period of time. Capital raised for acquisitions is generally tied to a specific acquisition when made available to the Company. The Company does not have committed capital sources at this time for any acquisition. The Company may also use assets it already owns, including the $6.5 million note dated January 31, 2003 the Company obtained from the divestiture of Fei Yun Viking, as all or part of the purchase price of future acquisitions. Additionally, the Company plans to utilize its approximately $12 million tax loss carry forward (subject to any limitations in the Internal Revenue Code) in conjunction with a potential equity or debt financed acquisition of a target company. The Company expects to raise the capital required for these acquisitions via the private offering of preferred stock, debt or a combination thereof.

Capital raised will be for additional acquisitions, fees and costs associated with acquisitions, working capital and potential debt reduction.

The Company has been dependent upon raising capital for its U.S. administrative and management operations ("Parent Operations"). The Company has been successful in the past in meeting its Parent Operations cash needs from private investors and will continue to raise capital for these purposes from qualified private investors for the foreseeable future. During the three months ended June 30, 2003, the Company raised approximately $690,405 to meet the needs of its Parent Operations and to pay its debts. Potential increases to the Company's Parent Operations cash needs include hiring additional employees in the financial and administrative departments and potential increases in professional fees associated with acquisitions and related audits. Management believes that it can continue to raise funds from private investors for its cash needs for Parent Operations. The Company is expecting to raise significant amounts of capital for the purposes described above, including working capital. However, there can be no degree of assurance that the Company can continue to raise capital from private investors or that it can raise funds from any other sources in large or small amounts.

Consolidated liabilities at June 30, 2003 were approximately $3,018,000 versus $2,698,000 at March 31, 2003 and $105,629,000 at December 31, 2002. The
reduction from the year-end figure can be attributed to the divestiture of Fei Yun Viking in January 2003. The increase from the prior quarter to the current quarter can be attributed to a new ten-year promissory note of $500,000 with reductions of other debts from the proceeds of the long-term promissory note. Of the total liabilities at June 30, 2003, approximately $770,000 and $500,000, respectively, is short-term and long-term promissory notes with private investors, not banks or other institutions. Additionally, approximately $91,000 is accounts payable and the balance of approximately $1,657,000 is comprised of unpaid accrued officers' salary and payroll taxes of $1,591,000 and other accrued expenses of $66,000.

Discussion of Operations

The majority of the Company's assets and all of its revenues during 2002 were due to entities in China which were sold January 31, 2003. Therefore, the comparative information given for the three and six month periods ended June 30, 2003 and 2002 is not directly comparable.

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

Where appropriate, income and expenses pertaining only to the U.S. based administrative and management parent company operations will be referred to as "Parent Operations".

FOR THE THREE MONTH PERIOD ENDED JUNE 30, 2003 AND 2002

Revenues

For the second quarter of 2003, revenues were zero compared to $989 thousand in the comparable period in 2002. Fei Yun Viking and its subsidiaries, which were sold effective January 31, 2003, were the source of revenues for the comparable period a year ago.

Equity Accounted Investments

For the second quarter of 2003, the Company had no equity accounted investments versus the comparable period of 2002 in which Viking incurred a combined loss of approximately $105 thousand due to its equity accounted investments in Wuxi Viking Garments Company, Ltd. and Lianyugang East Sea Highway Development and Management Company, Ltd. (Tollway).

Both of these equity accounted investments were sold during the first quarter of 2003.

General and Administrative Expenses

Consolidated G&A costs for the second quarter of 2003 were approximately $198 thousand versus $1,541 thousand for the comparable period in 2002. The decrease is primarily due to the divestiture of Fei Yun Viking and its subsidiaries effective January 31, 2003. The depreciation portion of these costs was negligible in the second quarter of 2003 versus $1,050 thousand in the comparable period in 2002.

Parent Operations G&A costs for the second quarter of 2003 were $198 thousand versus $167 thousand for the comparable period in 2002.

Interest Expense

Consolidated interest expense for the second quarter of 2003 was approximately $43 thousand versus $636 thousand for the comparable period in 2002. The decrease is due to the divestiture of Fei Yun Viking and its associated debts effective January 31, 2003, thus relieving the company of accruing interest costs on the associated debts.

Parent Operations interest expense in the second quarter of 2003 and 2002 were approximately $43 thousand and $20 thousand, respectively. The increase is due to increased interest bearing debts.

Interest Income

Consolidated interest income for the second quarter of 2003 was approximately $67 thousand versus approximately $233 thousand for the comparable period in 2002. The decrease is primarily due to the divestiture of Fei Yun Viking and its subsidiaries during the first quarter of 2003 that had several notes receivable accruing interest.

Parent Operations interest income for the second quarter of 2003 was approximately $67 thousand versus $2 thousand for the comparable period in 2002. The increase is due to interest income from the $6.5 million note received in connection with the sale of Fei Yun Viking.

Net Income(Loss)

Consolidated net loss for the second quarter of 2003 was approximately $171 thousand versus a net loss of $1,879 thousand for the comparable period in 2002. The change is due to the divestiture of Fei Yun Viking during the first quarter of 2003 and the resulting reduction in expenses associated with its operations.

Parent Operations net loss for the second quarter of 2003 and 2002 was approximately $171 thousand and $190 thousand, respectively.

FOR THE SIX MONTH PERIOD ENDED JUNE 30, 2003 AND 2002

Revenues

For the six month period ended June 30, 2003, revenues were $286 thousand compared to $1,688 thousand in the comparable period in 2002. The $286 thousand of revenue was due entirely to rental income at Golden Horse/Sunshine Plaza during the month of January before Fei Yun Viking was sold. Fei Yun Viking and its subsidiaries were the source of revenues for the comparable period a year ago. Fei Yun Viking and its subsidiaries were sold effective January 31, 2003.

Equity Accounted Investments

For the six month period ended June 30, 2003, the Company incurred a loss of approximately $5 thousand due to its equity accounted investments versus the comparable period of 2002 in which Viking incurred a loss of approximately $102 thousand.

Viking's equity accounted investments in Wuxi Viking Garments Company, Ltd. and Lianyugang East Sea Highway Development and Management Company, Ltd. (Tollway) were sold during the first quarter of 2003.

General and Administrative Expenses

Consolidated G&A costs for the six months ended June 30, 2003 were approximately $626 thousand versus $2,426 thousand for the comparable period in 2002. The decrease is primarily due to the divestiture of Fei Yun Viking and its subsidiaries effective January 31, 2003.

Parent Company G&A costs for the six months ended June 30, 2003 and 2002 were $368 thousand versus $403 thousand, respectively.

Interest Expense

Consolidated interest expense for the six months ended June 30, 2003 was approximately $312 thousand versus $1,481 thousand for the comparable period in 2002. The decrease is due to the divestiture of Fei Yun Viking and its associated debts effective January 31, 2003, thus relieving the company of accruing interest costs on the associated debts.

Parent Operations interest expense for the six months ended June 30, 2003 and 2002 were approximately $72 thousand and $65 thousand, respectively.

Interest Income

Consolidated  interest  income  for the six  months  ended  June  30,  2003  was approximately $150 thousand versus approximately $235 thousand for the comparable period in 2002. The decrease is primarily due to the divestiture of Fei Yun Viking and its subsidiaries during the first quarter of 2003 that had several notes receivable accruing interest.

Parent Operations interest income for six months ended June 30, 2003 was approximately $111 thousand versus $3 thousand for the comparable period in 2002. The increase is due to interest income from the $6.5 million note received in connection with the sale of Fei Yun Viking.

Net Income(Loss)

Consolidated net loss for the six months ended June 30, 2003 was approximately $477 thousand versus a net loss of $2,614 thousand for the comparable period in 2002. The change is due to the divestiture of Fei Yun Viking during the first quarter of 2003 and the resulting reduction in expenses associated with its operations.

Parent Operations net loss for the six months ended June 30, 2003 was approximately $369 thousand versus a net loss of $473 thousand for the comparable period in 2002.

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

Consolidated liabilities at June 30, 2003 were approximately $3,018 thousand versus $2,698 thousand at March 31, 2003 and $105,629 thousand at December 31, 2002. The reduction from the year-end figure can be attributed to the divestiture of Fei Yun Viking in January 2003. The increase from the prior quarter to the current quarter can be attributed to a new ten-year promissory note of $500,000 with reductions of other debts from the proceeds of the long-term promissory note. The long-term promissory note is to be repaid in five $100,000 payments beginning on the sixth anniversary date of the note. Interest on this note is at 12% per annum and is to be paid semi-annually with the exception of the first year's interest which has been paid in advance. Of the total liabilities at June 30, 2003, approximately $770 thousand and $500 thousand, respectively, is short-term and long-term promissory notes with private investors, not banks or other institutions. Additionally, approximately $91 thousand is accounts payable. The balance of approximately $1,657 thousand is comprised of unpaid accrued officers' salary & payroll taxes of $1,591 thousand and other accrued expenses of $66 thousand.

Net cash used in operating activities for the six months ended June 30, 2003 was approximately $478 thousand compared to $6,883 of cash provided by operating activities during the comparable period in 2002. The significant change is due directly to the divestiture of Fei Yun Viking and its subsidiaries. The cash provided in the prior year was due to customer deposits at the now divested Fei Yun Viking.

Net cash used in investing activities for the six months ended June 30, 2003 was approximately $1,423 thousand compared to $2,495 thousand used in investing activities in the comparable period in 2002. The current period's use of funds is primarily due to the divestiture of $1,379 thousand in cash as part of the divestiture of Fei Yun Viking. The balance of $44 thousand in funds used is also due to activities at Fei Yun Viking prior to its sale.

Net cash provided by financing activities for the six months ended June 30, 2003 was approximately $601 thousand versus $1,877 thousand for the comparable period in 2002. During the current six months ended June 30, 2003, all of the financing amounts relate to Parent Operations activities including proceeds of $95 thousand from the sale of stock and a net $506 thousand from promissory notes ($773 thousand new less $267 thousand in repayments). During the comparable period in 2002, the financing was from a mixture of Parent Operations activities and activities at Fei Yun Viking including approximately $798 thousand of capital contributions, a net increase of notes payable of $808 thousand and $271 thousand in proceeds from the sale of common stock of the Company.

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

PART II - OTHER INFORMATION

Item 2. Changes in Securities

During the three month period ended June 30, 2003, the Company issued common restricted shares (Class A Common) in private transactions under exemption from registration under the Securities Act pursuant to Section 4(2) and/or Regulation D, Rule 506. Sales have been made to accredited investors only. In summary; 1,700,000 common restricted shares were issued for $85,000 cash. The Company also issued 107,214 common restricted shares in payment of promissory notes principal and interest totaling $5,361.

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

     Of the Company's outstanding common stock at June 30, 2003, 20,528,082 shares are currently freely trading shares, and the remaining approximately 35,518,987 common restricted shares may be eligible for removal of transfer restrictions within one year. Nevertheless, trading activity in Company stock is thin, making the shares subject to sudden drops in price if one or more shareholders choose to sell their shares at or about the same time.
     This could cause the market price of our common stock to drop significantly, even if our business is growing.

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

     We have substantial cash requirements in connection with our operations including but not limited to a) compliance costs consisting primarily of audit accountants and attorneys b) capital expenditure and c) debt service obligations. If the cash we generate from our operations or that we can access from other sources is not available when needed or is insufficient to satisfy our requirements, we may require additional sources of funds, including by way of possible asset sales. We cannot assure you that any required additional sources of funds would be available or available on reasonable terms, particularly in light of our existing debt levels, or that we would be able to dispose of assets to raise cash in a timely manner or for fair value. If we do not generate sufficient amounts of capital to support our operations and service our debt, or we do not generate sufficient amounts of capital at the times needed and on reasonable terms, our business will likely be adversely affected.

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

               Changes in policies, laws and regulations or in their interpretation, or the imposition of confiscatory taxation, restrictions on currency conversion, restrictions or prohibitions on dividend payments to stockholders, devaluations of currency or the nationalization or other expropriation of private enterprises, could have a material adverse effect on our businesses. Nationalization or expropriation could cause a total loss of our investment in China and the total loss of your investment.

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

Item 6.  Exhibits and Reports on Form  8-K

a)       Exhibits

Exhibit
Number            Description of Exhibit
-----             ----------------------

  2.1   Contract  for  disposition  of 96% of Beijing Fei Yun
        Viking Enterprises Co., Ltd.                                  (a)
  3.1   Amended and  Restated  Articles of  Incorporation  of
        Viking Capital Group, Inc.                                    (b)
  3.2   Amendment to Amended and  Restated  Articles
        of Incorporation of Registrant                                (c)
  3.3   Bylaws of Viking Capital Group, Inc. as amended               (d)
 31.1   Section 302 Certification Of Chief Executive Officer
 31.2   Section 302 Certification Of Chief Financial Officer
 32.1   Section 906 Certification Of Chief Executive Officer
 32.2   Section 906 Certification Of Chief Financial Officer


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


b)      Reports on Form 8-K

        During the current quarter an amendment to Form 8-K was filed on May 29, 2003 to update the Form 8-K filed on February 18, 2003 regarding the divestiture of Fei Yun Viking to include proforma financial information as required by Item 7(b) of Form 8-K.



              (The remainder of this page is intentionally blank.)

                                   SIGNATURES



         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                               VIKING CAPITAL GROUP, INC.

Dated: August 13, 2003         By:  /s/ William J. Fossen
                                    ---------------------------
                                    William J. Fossen
                                    Chief Executive Officer


Dated: August 13, 2003         By:  /s/ Matthew W. Fossen
                                    ---------------------------
                                    Matthew W. Fossen
                                    Chief Financial Officer
                                    President