Form 10QSB
period 2003-09-30
VIKING CAPITAL GROUP INC
filed 2003-11-14
CIK 886093

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                     For the period ended September 30, 2003

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

As of September 30, 2003, approximately 58,412,251 shares of Common Stock (Class A Common) of the issuer were outstanding. As of September 30, 2003, 100,000 shares of Class B Common Stock of the issuer were outstanding.

                   VIKING CAPITAL GROUP, INC. AND SUBSIDIARIES


                                    CONTENTS




                                                                            PAGE
                                                                            ----

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

     Consolidated Balance Sheets at September 30, 2003 (Unaudited) and
         December 31, 2002....................................................3

     Consolidated Statements of Operations (Unaudited) for the three months ended September 30, 2003 and 2002.............................5

     Consolidated Statements of Operations (Unaudited) for the nine months ended September  30, 2003 and 2002............................6

     Consolidated Statements of Cash Flows (Unaudited) for the nine months ended September 30, 2003 and 2002.............................7

     Notes to Consolidated Financial Statements...............................9

Item 2. Management's Discussion and Analysis or Plan of Operations............16

Item 3. Controls and Procedures...............................................20


PART II - OTHER INFORMATION

Item 2.  Changes in Securities................................................20

Item 5. Other Information.....................................................20

Item 6.  Exhibits and Reports on Form 8-K.....................................24

SIGNATURES....................................................................25

EXHIBITS......................................................................26


                   VIKING CAPITAL GROUP, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                               (expressed in US $)

                                     ASSETS
                                     ------
                                                                      (unaudited)
                                                                     September 30,   December 31,
                                                                         2003            2002
                                                                     ------------    ------------
                                                                            (in thousands)
CURRENT ASSETS
   Cash and cash equivalents                                         $         33    $      1,423
   Other receivables                                                            -             549
   Prepaid expenses                                                            79               -
   Mortgage notes receivable                                                    -          13,226
   Notes receivable and accrued interest, (including related party amounts of  $119 and $104 at September 30, 2003
     (unaudited) and December 31, 2002, respectively) net of
     allowance of $191 at September 30, 2003(unaudited)
     and December 31, 2002                                                    291             113
   Deposit                                                                      -           1,210
   Real estate held for sale                                                    -          45,005
                                                                     ------------    ------------

        Total current assets                                                  403          61,526

PROPERTY AND EQUIPMENT
   Building                                                                     -          37,543
   Computer equipment                                                         157             157
   Furniture and office equipment                                              21              45
   Vehicles                                                                     -               3
   Building improvements                                                        -             710
                                                                     ------------    ------------

                                                                              178          38,458

   Accumulated depreciation and amortization                                 (174)         (2,246)
                                                                     ------------    ------------

             Net property and equipment                                         4          36,212

CAPITALIZED SOFTWARE                                                           50              50

NOTES AND OTHER RECEIVABLES FROM RELATED PARTIES                                -          12,316

INVESTMENTS IN AFFILIATES                                                       -           1,948

LONG TERM NOTE RECEIVABLE                                                   6,500               -

OTHER ASSETS                                                                    4              35
                                                                     ------------    ------------

TOTAL ASSETS                                                         $      6,961    $    112,087
                                                                     ============    ============


The accompanying notes are an integral part of these consolidated financial statements.

                   VIKING CAPITAL GROUP, INC. AND SUBSIDIARIES

                     CONSOLIDATED BALANCE SHEETS - Continued
                               (expressed in US $)

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------
                                                                                   (unaudited)
                                                                                  September 30,   December 31,
                                                                                      2003            2002
                                                                                  ------------    ------------
                                                                                         (in thousands)
CURRENT LIABILITIES
  Current  maturities of long-term debt and other current debts
     (including $199 and $188 due to related parties at
     September 30, 2003 (unaudited) and December 31, 2002, respectively, net of unamortized debt discount of $7 and $27 at September 30, 2003
     (unaudited) and December 31, 2002, respectively)                             $        772    $     20,147
  Accounts payable                                                                          74           9,851
  Accrued officers' salaryand payroll taxes                                              1,594           1,611
  Other accrued expenses                                                                    66          10,561
  Accrued litigation settlement                                                              -          15,600
  Other payables                                                                             -          12,085
  Due to related parties                                                                     -           1,523
  Deferred income tax liability                                                              -           8,152
  Current income taxes payable                                                               -             568
                                                                                  ------------    ------------

             Total current liabilities                                                   2,506          80,098

LONG-TERM DEBT, less current portion (including $500 and $ -0- due to related
  parties at September 30, 2003(unaudited) and December 31, 2002, respectively)            500          25,531
                                                                                  ------------    ------------

TOTAL LIABILITIES                                                                        3,006         105,629

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
  Preferred stock $1.00 par value; 50,000,000 shares authorized:
     Series 2001 Callable Preferred Stock $1.00 par value; 5,000,000 shares  authorized,  -0- and 1,800,000  shares issued and outstanding at September 30, 2003(unaudited) and December 31, 2002, respectively
        (liquidation preference of $18,000,000 at December 31, 2002)                         -           1,800
Common stock $0.001 par value; 150,000,000 shares authorized,
     58,412,251 and 69,864,951 shares issued at September 30, 2003
     (unaudited) and December 31, 2002, respectively                                        58              70
  Common stock Class B $0.001 par value; 100,000 shares authorized,
     issued and outstanding                                                                  -               -
  Additional paid-in capital                                                            33,866          37,022
  Accumulated deficit                                                                  (29,969)        (29,393)
                                                                                  ------------    ------------
                                                                                         3,955           9,499

  Less treasury stock; -0- and 8,025,625 shares at cost, at
     September 30, 2003(unaudited) and December 31, 2002, respectively                       -          (3,041)
                                                                                  ------------    ------------

             Total stockholders' equity                                                  3,955           6,458
                                                                                  ------------    ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                        $      6,961    $    112,087
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

                   VIKING CAPITAL GROUP, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                               (expressed in US $)
                                   (unaudited)

                                                                           Three Months Ended
                                                                           ------------------
                                                                      September 30,   September 30,
                                                                          2003            2002
                                                                      ------------    ------------
                                                               (in thousands, except earnings per share)
REVENUES
     Rental income                                                    $          -    $        556
     Sales of real estate, net of sales taxes                                    -               -
     Other                                                                       -               -
                                                                      ------------    ------------

         Total revenues                                                          -             556

COST OF REVENUE
     Cost of real estate sales                                                   -               -
     Selling expenses                                                            -             (72)
                                                                      ------------    ------------

         Total cost of revenue                                                   -             (72)
                                                                      ------------    ------------

GROSS PROFIT                                                                     -             484

GENERAL AND ADMINISTRATIVE EXPENSES                                           (111)         (1,049)
                                                                      ------------    ------------

Loss from operations                                                          (111)           (565)

OTHER INCOME (EXPENSE)
     Interest income (including $2 and $117 from related parties)               67             119
     Interest expense (including $21 and $2 to related parties)                (44)           (780)
     Loss from equity accounted affiliates                                       -             (15)
     Other income (expense)                                                    (11)             31
                                                                      ------------    ------------

         Total other income (expense), net                                      12            (645)
                                                                      ------------    ------------

Loss before provision for income taxes and non-controlling interest            (99)         (1,210)

         Income tax benefit                                                      -             844
                                                                      ------------    ------------

Loss before non-controlling interest                                           (99)           (366)

NON-CONTROLLING INTEREST                                                         -              76
                                                                      ------------    ------------

NET LOSS                                                              $        (99)   $       (290)
                                                                      ============    ============

BASIC AND DILUTED LOSS PER SHARE                                      $      (0.00)   $      (0.00)
                                                                      ============    ============

WEIGHTED-AVERAGE NUMBER OF SHARES
     OUTSTANDING - BASIC AND DILUTED                                        57,558          59,192
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

                   VIKING CAPITAL GROUP, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                               (expressed in US $)
                                   (unaudited)

                                                                            Nine Months Ended
                                                                            ------------------
                                                                      September 30,    September 30,
                                                                           2003             2002
                                                                      -------------    -------------
                                                                (in thousands, except earnings per share)

REVENUES
     Rental income                                                    $         286    $       1,912
     Sales of real estate, net of sales taxes                                     -              318
     Other                                                                        -               14
                                                                      -------------    -------------

         Total revenues                                                         286            2,244

COST OF REVENUE
     Cost of real estate sales                                                    -           (1,482)
     Selling expenses                                                            (7)            (153)
                                                                      -------------    -------------

         Total cost of revenue                                                   (7)          (1,635)
                                                                      -------------    -------------

GROSS PROFIT                                                                    279              609

GENERAL AND ADMINISTRATIVE EXPENSES                                            (737)          (3,475)
WRITE OFF OF MORTGAGE NOTES RECEIVABLE                                            -             (139)
                                                                      -------------    -------------

Loss from operations                                                           (458)          (3,005)

OTHER INCOME (EXPENSE)
     Interest income (including $45 and $349 from related parties)              217              354
     Interest expense (including $40 and $6 to related parties)                (356)          (2,261)
     Loss from equity accounted affiliates                                       (5)            (117)
     Other income (expense)                                                      (8)              36
                                                                      -------------    -------------

         Total other income (expense), net                                     (152)          (1,988)
                                                                      -------------    -------------

Loss before provision for income taxes and non-controlling interest            (610)          (4,993)

         Income tax benefit (expense)                                            34              758
                                                                      -------------    -------------

Loss before non-controlling interest                                           (576)          (4,235)

NON-CONTROLLING INTEREST                                                          -            1,331
                                                                      -------------    -------------

NET LOSS                                                              $        (576)   $      (2,904)
                                                                      =============    =============

BASIC AND DILUTED LOSS PER SHARE                                      $       (0.01)   $       (0.05)
                                                                      =============    =============

WEIGHTED-AVERAGE NUMBER OF SHARES
     OUTSTANDING - BASIC AND DILUTED                                         56,458           58,180
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

                   VIKING CAPITAL GROUP, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (expressed in US $)
                                   (unaudited)

                                                                                            Nine Months Ended
                                                                                            -----------------
                                                                                      September 30,   September 30,
                                                                                          2003            2002
                                                                                      ------------    ------------
                                                                                             (in thousands)

CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                                                         $       (576)   $     (2,904)
     Non-cash charges included in operations
         Bad debt expense                                                                        2               -
         Depreciation and amortization                                                         176           1,628
         Amortization of deferred financing costs                                                -              65
         Amortization of debt discount                                                          20               -
         Other payables paid with promissory note                                                7               -
         Common stock issued for services                                                        6             136
         Accounts payable paid in common stock                                                  31               -
         Expenses paid with promissory note                                                     43               -
         Stock options issued for services                                                       3              52
         Gain on disposal of asset                                                               -             (25)
         Loss from equity accounted  affiliates                                                  5             117
         Non-controlling interest                                                                -          (1,331)
         Write off of mortgage notes receivable                                                  -             139
         Write off of accounts receivable                                                        -             248
     Changes in assets and liabilities (net of effect of divestiture of Fei Yun Viking)
         Decrease in real estate held for sale                                                   -           1,305
         Decrease in mortgage loans receivable                                                  84           1,968
         Increase in accrued interest receivable                                              (218)             (5)
         Increase in other assets and receivables                                              (56)            (65)
         Decrease in accounts payable                                                         (174)           (519)
         Decrease in accrued officers' salary and
            payroll taxes                                                                      (17)              -
         Increase in other accrued expenses                                                    135           1,206
         Decrease in deferred income tax liability                                               -            (758)
         Decrease in other payables                                                           (122)           (772)
                                                                                      ------------    ------------

Net cash provided by (used in) operating activities                                           (651)            485

CASH FLOWS FROM INVESTING ACTIVITIES

     Purchases of property, plant and equipment                                                  -             (70)
     Proceeds from sale of property, plant and equipment                                         -              30
     Loans made                                                                                  -              (4)
     Loans made to shareholders                                                                  -             (42)
     Net advances to related parties                                                           (44)           (478)
     Decrease in cash balances due to divestiture of Fei Yun Viking                         (1,379)              -
                                                                                      ------------    ------------

Net cash used in investing activities                                                       (1,423)           (564)


                                 - Continued -

The accompanying notes are an integral part of these consolidated financial statements.

                   VIKING CAPITAL GROUP, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued
                               (expressed in US $)
                                   (unaudited)

                                                                                                 Nine Months Ended
                                                                                                 -----------------
                                                                                          September 30,    September 30,
                                                                                               2003            2002
                                                                                           ------------    ------------
                                                                                                  (in thousands)
CASH FLOWS FROM FINANCING ACTIVITIES
     Capital contributions                                                                            -             761
     Proceeds from notes payable                                                                    263             312
     Advances from and (repayments to) related parties, net                                         519            (879)
     Repayments of notes payable                                                                   (269)           (213)
     Proceeds from sale of common stock                                                             171             287
                                                                                           ------------    ------------

Net cash provided by financing activities                                                           684             268
                                                                                           ------------    ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                             (1,390)            189

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                                  1,423           7,191
                                                                                           ------------    ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                 $         33    $      7,380
                                                                                           ============    ============

SUPPLEMENTAL DISCLOSURES

     Cash flow information:
         Interest paid                                                                     $        180    $        781
         Income taxes paid                                                                            -               -

     Non-cash financing activities:
         Common stock issued for:
             Repayment of notes payable                                                              23              84
             Payment of interest                                                                      5               6
             Payment of services                                                                      6               -
             Payment of accounts payable                                                             31               -

         Common stock cancelled for conversion of note receivable                                     -               1
         Common stock received for divestiture of Fei Yun Viking (7.0 million shares)              (236)              -
         Common stock received for divestiture of Wuxi Viking (1.4 million shares)                  604               -
         Preferred stock received for divestiture of Fei Yun Viking (1.8 million shares)          1,800               -
         Long term note receivable received in connection
              with divestiture of Fei Yun Viking                                                  6,500               -

         Notes payable issued for:
              Payment of expenses                                                                    43               -
              Payment of accrued interest                                                            18               -

         Stock option issued for services                                                             3              52
         Beneficial conversion                                                                        -              34
         Debt discount resulting from issuance of options to obtain debt financing                    -              28


The accompanying notes are an integral part of these consolidated financial statements.
                                                                               8


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

NOTE B - STOCK-BASED COMPENSATION

The Company accounts for stock-based employee compensation using the intrinsic value-based method prescribed by Accounting Principles Board Opinion No. 25,
"Accounting for Stock Issued to Employees" and related interpretations. As such, compensation expense is recorded on the date of grant of a stock option to the extent the current market price of the underlying stock exceeds the option exercise price. The Company did not record any compensation expense related to stock options granted to employees during the three and nine month periods ended
September 30, 2003 and 2002. Had the Company determined compensation based on the fair value at the grant date for its stock options under Statement of Financial Accounting Standards ("SFAS") No.123, "Accounting for Stock-Based
Compensation," as amended by SFAS No. 148, net loss and loss per share would have increased as shown in the table below.

                                                   Three Months Ended                     Nine Months Ended
                                          ------------------------------------    ---------------------------------
                                            September 30,      September 30,       September 30,    September 30,
                                                2003               2002                2003              2002
                                                ----               ----                ----              ----
                                                     (in thousands)                         (in thousands)

Net loss attributable to  common
stockholders, as reported                     $   (99)           $  (290)            $  (576)          $(2,904)
Add:   Stock    based   employee
compensation expense included in
reported net loss                                   -                  -                   -                 -
Deduct:   Stock-based   employee
compensation  expense determined
under fair value based method                     (14)              (362)                (55)           (1,086)
                                              --------           --------            --------          --------
Proforma net loss                             $  (113)           $  (652)            $  (631)          $(3,990)
Weighted average shares                         57,558             59,192              56,458            58,180
Net loss per share as reported                $ (0.00)           $ (0.00)            $ (0.01)          $ (0.05)
                                              ========           ========            ========          ========
Proforma net loss per share                   $ (0.00)           $ (0.01)            $ (0.01)          $ (0.07)
                                              ========           ========            ========          ========



The accompanying notes are an integral part of these consolidated financial statements.

                           VIKING CAPITAL GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE C - OPERATIONS DISPOSED OF

Effective January 31, 2003, pursuant to a Stock and Note Receivable For Ownership Agreement dated January 31, 2003, the Company sold its 96% ownership of Beijing Fei Yun Viking Enterprises Company, Ltd. ("Fei Yun Viking") to Beijing Fei Yun Property Development Company, Ltd. ("Fei Yun Property"). Among the assets included in Fei Yun Viking is a 60% ownership of a commercial/residential real estate company ("Golden Horse/Sunshine Plaza"), 40% ownership of a toll-way construction and operating company, 100% of the operations and distribution system of a chemical exchange company, and two notes receivable plus accrued interest. In exchange for the 96% ownership of Fei Yun Viking, Viking Capital Group, Inc. received 1.8 million shares of its Series 2001 Callable Preferred Shares (originally issued and recorded at $18 million), 7,000,000 common restricted shares of Viking Capital Group, Inc. and a $6.5 million note receivable due from Hebei Kangshun Feiyun Organic Waste Processing Company, Ltd.("Organic Waste Company"). The note is effectively collateralized by a 40% ownership interest in Organic Waste Company. The Company also received
7.5 million common shares of the Company that were held as treasury shares at Fei Yun Viking.

Effective March 28, 2003, the Company sold its 25% equity ownership position in Wuxi Viking Garment Co., Ltd. (Wuxi). Viking Capital Group, Inc. received 1.4 million common restricted shares of Viking Capital Group, Inc. in exchange for its 25% equity ownership position in Wuxi.

Unaudited  pro-forma  financial  information for the nine months ended September
30, 2003 and 2002, as though the dispositions of Beijing Fei Yun Viking Enterprises Company, Ltd. and Wuxi Viking Garments Company, Ltd. had occurred on January 1, 2002 is as follows (in thousands):

                                                    Nine months ended
                                                    -----------------
                                             September 30,      September 30,
                                                  2003               2002
                                             -------------      -------------

     Revenues                                $           -      $           -
                                             =============      =============
     Net income (loss)                       $        (446)     $        (674)
                                             =============      =============

     Net income (loss) per share:
       Basic and diluted                     $      (0.01)      $       (0.01)
                                             =============      =============


NOTE D - SHORT TERM PROMISSORY NOTES PAYABLE

During the current quarter, the Company entered into new notes or renewed existing notes, some of which are convertible to common restricted stock, totaling $276,358. Included in this total is $7,267 of accrued interest that was added to principal. All outstanding short term promissory notes at September 30, 2003 mature within one year or on demand, bear interest ranging from 10% to 12% (except for $43,000 of notes that bear no interest) and are secured by the assets and net worth of the Company (except for a $100,000 note which is secured by 200,000 free trading shares owned by directors and shareholders of the Company). Interest payments on these notes are due quarterly, semi-annually, annually or at the end of the term of the note.

During the current quarter, $18,000 of principal and $5,259 of interest were repaid with common restricted stock.

During the current quarter, promissory note principal and accrued interest cash repayments were made totaling $67,044 and $11,747, respectively. Of these amounts, $0 in principal and $6,000 in interest were paid to related parties.

During the quarter ended June 30, 2003, the Company entered into new notes or renewed existing notes, some of which are convertible to common restricted stock, totaling $162,026. Included in this total is $6,893 of accrued interest that was added to principal. All outstanding short term promissory notes at June 30, 2003 mature within one year or on demand, bear interest ranging from 10% to 12% (except for $43,000 of notes that bear no interest) and are


The accompanying notes are an integral part of these consolidated financial statements.

                           VIKING CAPITAL GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE D - SHORT TERM PROMISSORY NOTES PAYABLE (Continued)

secured by the assets and net worth of the Company (except for a $100,000 note which is secured by 200,000 free trading shares owned by directors and shareholders of the Company). Interest payments on these notes are due quarterly, semi-annually, annually or at the end of the term of the note.

During the quarter ended June 30, 2003, $5,200 of principal and $161 of accrued interest were repaid with common restricted stock.

During the quarter ended June 30, 2003, promissory note principal and accrued interest repayments were made totaling $247,323 and $20,547, respectively. Of these amounts, $45,000 in principal and $991 in interest were paid to related parties.

During the quarter ended March 31, 2003, the Company entered into new convertible notes or renewed existing convertible notes totaling $474,065. Included in this total is $3,958 of accrued interest that was added to principal and $43,000 of costs associated with divestiture of Fei Yun Viking that were paid by a convertible promissory note. All outstanding convertible notes at March 31, 2003 mature within one year or on demand, bear interest ranging from 10% to 12% (except for $56,000 of notes that bear no interest) and are secured by the assets of Viking (except for a $100,000 note which is secured by 200,000 free trading shares owned by directors and shareholders of the Company). Interest payments on these notes are due quarterly, semi-annually, annually or at the end of the term of the note.

During the quarter ended March 31, 2003, no notes payable or accrued interest were converted to common stock.

During the quarter ended March 31, 2003, note principal repayments of $13,000 in the U.S. and approximately $7,000 in China were made. Both of these repayments were to related parties.

NOTE E - LONG-TERM PROMISSORY NOTE PAYABLE

During the quarter ended June 30, 2003, the Company entered into a $500,000 long-term promissory note payable with an existing shareholder and related party. The note bears interest at 12% per annum and matures in ten years. Interest payments are to be made semi-annually with the exception of the first year's interest which is paid in advance. Five equal principal payments of $100,000 each are to be paid annually beginning on the sixth anniversary date of the note. The note is collateralized by the assets and net worth of the Company.

NOTE F - RELATED PARTY TRANSACTIONS

During the current quarter, the Company entered into a $20,000 new short term promissory note with a related party. This note is due in 90 days and bears interest at 12% per year. A related party also bought common stock with the proceeds from a note payable with $10,000 principal and $3,547 of accumulated interest. Short term notes payable with related parties at the end of the current quarter totaled $199,005 plus accrued interest of $34,010.

During the current quarter, there were no new notes receivable with related parties and no repayments were made. At the end of the current quarter, the balance of notes receivable from related parties was $103,821 plus accrued interest of $14,934.

During the current quarter, a related party also purchased 125,000 common restricted shares of the Company for $5,000 or $0.04 per share.

During the quarter ended June 30, 2003, the Company entered into $26,405 of new current/short term promissory notes with related parties. These notes are all due on demand or within ninety days and bear interest at 12% per year. Of these notes, $25,000 were repaid during the current quarter. Current/short term notes payable with related parties at the end of the current quarter totaled $189,005 plus accrued interest of $32,542. The Company also entered into a $500,000 long-term promissory note with a related party. This note is described in Note E above.


The accompanying notes are an integral part of these consolidated financial statements.

                           VIKING CAPITAL GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE F - RELATED PARTY TRANSACTIONS (Continued)

In the same period, the Company also entered into a transaction with this same related party for the purchase of 1,500,000 common restricted shares at $0.05 per share and a five year option for the purchase of 5,555,567 common restricted shares at $0.09 per share.

During the quarter ended June 30, 2003, there were no new notes receivable with related parties and no repayments were made. At June 30, 2003, the balance of notes receivable from related parties was $103,821 plus accrued interest of $12,982.

During the quarter ended March 31, 2003, the Company entered into $38,200 of new convertible promissory notes and renewed $126,500 of convertible notes with related parties. These notes are all due within one year, bear interest at 12% per year, except for $13,000 that bears no interest, and are convertible to common stock at $0.08 per common share, except for $13,000 that is not convertible. During the quarter ended March 31, 2003, $13,000 of promissory notes with related parties in the U.S. was repaid and approximately $7,000 of notes payable was repaid by Golden Horse/Sunshine Plaza to a related party of Golden Horse/Sunshine Plaza, one of the operations disposed of during the quarter ended March 31, 2003. Notes payable with related parties at March 31, 2003 totaled $212,800.

During the quarter ended March 31, 2003, there were no new notes receivable with related parties and no repayments were made except for approximately $44,000 of payments from Golden Horse/Sunshine Plaza to a related party of Golden Horse/Sunshine Plaza, one of the operations disposed of during the quarter ended March 31, 2003. At March 31, 2003, the balance of notes receivable from related parties was $103,821 plus accrued interest of $11,030.

NOTE G - SHAREHOLDERS' EQUITY

During the current quarter, the Company issued 1,900,000 shares of common restricted stock for cash of $76,000 and 465,182 shares of common restricted stock in payment of $23,259 of promissory notes and accrued interest.

During the current quarter, the Company granted a one-year option to purchase 100,000 shares of common restricted stock at $0.09 per share. This option was granted for consulting services.

During the quarter ended June 30, 2003, the Company issued 1,700,000 shares of common restricted stock for cash of $85,000 and 107,214 shares of common restricted stock in payment of $5,361 of promissory notes and accrued interest.

During the quarter ended June 30, 2003, the Company granted a one-year option to purchase 50,000 shares of common restricted stock at $0.10 per share. This option was issued in connection with the purchase of common restricted stock for cash. The Company also issued a five-year option to purchase 5,555,567 shares of common restricted stock at $0.09 per share. The option was issued in connection with the purchase of common restricted stock for cash.

During the quarter ended June 30, 2003, 16,418,750 shares (common stock) of the 16,425,625 treasury shares listed in the prior quarter were cancelled and returned to authorized and un-issued shares. An adjustment of 6,875 common shares previously listed as treasury shares were added back to outstanding shares.

During the quarter ended March 31, 2003, the Company granted 41,667 share options to a non-employee for the purchase of common restricted stock exercisable at $0.10 per share. This option expires in one year and was issued in connection with the purchase of common restricted shares for cash. This same individual was granted another option with the same terms in April 2003 for 50,000 common restricted shares, for the purchase of stock which occurred in the quarter ended March 31, 2003.

During the quarter ended March 31, 2003, the Company also issued 183,333 shares of common stock for cash of $10,000; 100,000 shares of common stock for services valued at $6,000; and 510,321 shares of common stock in payment of $30,619 accounts payable.


The accompanying notes are an integral part of these consolidated financial statements.

                           VIKING CAPITAL GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE G - SHAREHOLDERS' EQUITY (Continued)

In connection with the divestiture of Fei Yun Viking during the quarter ended March 31, 2003, as further described in Note C, the Company received 1.8 million shares of its Series 2001 Callable Preferred stock. These shares were cancelled and returned to authorized and un-issued preferred stock. No shares of preferred stock of any series were outstanding at the end of the current quarter. The Company also received 7 million common shares of Viking that were added to treasury shares in connection with the divestiture of Fei Yun Viking. In connection with the divestiture of Wuxi Viking, the Company received 1.4 million common shares of Viking that were added to treasury shares.


During the quarter ended March 31, 2003, treasury shares increased by 8,400,000 shares from 8,025,625 at December 31, 2002, to 16,425,625 at March 31, 2003.


NOTE H - GOING CONCERN AND OTHER INFORMATION

The consolidated financial statements have been prepared on the assumption that the Company will continue as a going concern. The Company has experienced recurring losses from operations and negative cash flows from operations since its inception. Additionally, as further described in Note C, the Company disposed of its primary revenue generating assets effective January 31, 2003. Lastly, at September 30, 2003 the Company's current liabilities significantly exceeded its current liquid assets. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

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

The Company also intends to obtain additional funds in order to complete acquisitions and to develop other businesses in the U.S and abroad. This capital may come from additional debt or equity issuances. The Company currently has no material financing commitments.

The consolidated financial statements do not include any adjustments to reflect the possible effects on the recoverability and classification of assets or classification of liabilities which may result from the inability of the Company to continue as a going concern.

NOTE I - SEGMENTS

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

                           VIKING CAPITAL GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                                                                 16

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

NOTE L - PREPAID EXPENSES

The Company prepaid one year of interest totaling $60,000 on the $500,000 long-term promissory note payable with a related party during the quarter ended June 30, 2003. This balance will be reduced by the accrued interest expense on the note each quarter. During the current quarter, the Company also prepaid certain consulting fees totaling $36,750.

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

                           VIKING CAPITAL GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE M - INCOME TAXES (Continued)

No income tax benefit has been recorded (other than $34,000 which relates to the foreign operations that were disposed of during the first quarter of 2003) because the Company has net operating loss carry-forwards. Additionally, realization of the benefit of these net operating loss carryforwards and other deferred tax assets appear uncertain. Accordingly, no deferred tax assets are recorded.

NOTE N - SUBSEQUENT EVENTS

Subsequent to September 30, 2003, the Company received $15,000 in proceeds from a new short term promissory note with a related party and $6,000 in proceeds from a new short term promissory note with an unrelated party.





               (The remainder of this page is blank intentionally)

Item 2. Management's Discussion and Analysis or Plan of Operations.

The following discussion should be read in conjunction with the consolidated financial statements and related notes and the other information included in this report.

The majority of the Company's assets and all of its revenues during last year were due to Beijing Fei Yun Viking Enterprises Company, Ltd. and its subsidiaries ("Fei Yun Viking") including Golden Horse/Sunshine Plaza. Fei Yun Viking, which was a 96% owned subsidiary of Viking, was sold effective January 31, 2003. Therefore, the information given for the three and nine month periods ended September 30, 2003 and 2002 are not directly comparable.

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

Plan Of Operations

Viking Capital Group, Inc. ("Viking" or "Company") is a diversified international holding company whose mission is to become the recognized leader at creating extraordinary long-term value for its shareholders through acquisitions and fee income. To achieve our mission, Viking identifies businesses for acquisition that are currently not optimizing opportunities that are available. To determine the opportunities available, Viking looks at the overall business environment with a clear focus on fundamental changes in politics, regulation, technology and world economics. The Company has in the past been focusing on asset growth and acquisitions in China and is now, after divesting its China operations, shifting towards a focus on revenue and profit growth in the United States.

The Company is focusing on two industries for acquisitions currently, but no industry will be excluded in efforts to increase shareholder wealth. Targets will be considered based primarily upon their sales and profits. The first and primary focus industry is the Food and Beverage industry. In this industry, the Company is focusing on "dry food" manufacturing and/or bottled water and coffee related businesses. The decision to focus on the Food and Beverage (F&B) industry was driven primarily by the availability of industry knowledge and contacts through two of the Company's directors. Mary Pohlmeier has over 30 years experience in the F&B industry. Ms. Pohlmeier is currently an executive at Frito-Lay and is the principal product and processing specialist for Frito-Lay. Ms. Pohlmeier has responsibilities ranging from new product rollout to quality control and cost reduction strategies at all North American plants. Rob Sandifer owns and operates a company that creates and supplies custom breading and batter products for his customers nationwide. Mr. Sandifer has been in the F&B industry for over 30 years. Potential acquisitions in this segment may include, but are not limited to, blending operations, bakeries, cookie and cracker facilities or other concerns based primarily on dry ingredients and/or dry end products. Regarding the water and coffee segment, the Company is interested only in selling coffee and/or water products to institutional customers such as hospitals, office buildings, government buildings, schools, and other similar customers. Potential acquisitions in this segment may include, but are not limited to, water springs, bottling facilities, coffee roasting plants, or distribution companies. The second industry is the Life Insurance industry
(LII). Experience and expertise in this industry comes primarily from the Company's Chairman and CEO William J. Fossen. The Company's President and CFO, Matthew Fossen also has experience in the industry. The Company's plan is to be flexible in its business approach with any potential insurance company investors. These potential insurance company investors may wish to work with Viking in any of several ways, including, but not limited to, retaining Viking as an acquisition team to manage the acquisition of a life insurance company on their behalf or investing in Viking for the purpose of acquiring life insurance companies that Viking would own.

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

The Company is currently working towards and intends to purchase one or more profitable companies that will allow the Company to take advantage of its approximately $12 million tax loss carry forward. While the Company is currently focusing on the Food & Beverage industry, the overriding principle in choosing targets will be revenues and profitability. Therefore, no industry will be excluded in efforts to increase shareholder wealth.

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

The Company expects that it will need additional cash during the next twelve months for working capital and acquisitions and therefore desires and expects to raise significant amounts of capital to pursue acquisitions during that period of time. Capital raised for acquisitions is generally tied to a specific acquisition when made available to the Company. The Company does not have committed capital sources at this time for any acquisition. The Company may also use assets it already owns, including the $6.5 million note receivable dated January 31, 2003 that the Company obtained from the divestiture of Fei Yun
Viking, as all or part of the purchase price of future acquisitions. Additionally, the Company plans to utilize its approximately $12 million tax loss carry forward (subject to any limitations in the Internal Revenue Code) in conjunction with a potential equity or debt financed acquisition of a target company. The Company expects to raise the capital required for these acquisitions via the private offering of preferred stock, debt or a combination thereof.

Capital raised will be for additional acquisitions, fees and costs associated with acquisitions, working capital and potential debt reduction.

The Company has been dependent upon raising capital for its U.S. administrative and management operations ("Parent Operations"). The Company has been successful in the past in meeting its Parent Operations cash needs from private investors and will continue to raise capital for these purposes from qualified private investors for the foreseeable future. During the three months ended September 30, 2003, the Company raised approximately $150,000 to meet the needs of its Parent Operations and to pay its debts. Potential increases to the Company's
Parent Operations cash needs include hiring additional employees in the financial and administrative departments and potential increases in professional fees associated with acquisitions and related audits. Management believes that it can continue to raise funds from private investors for its cash needs for Parent Operations. The Company is expecting to raise significant amounts of capital for the purposes described above, including working capital. However, there can be no degree of assurance that the Company can continue to raise capital from private investors or that it can raise funds from any other sources in large or small amounts.

Consolidated liabilities at September 30, 2003 were approximately $3,004,000 versus $3,018,000 at June 30, 2003 and $105,629,000 at December 31, 2002. The
reduction from the year-end figure can be attributed to the divestiture of Fei Yun Viking in January 2003. Of the $3,004,000 total liabilities at September 30, 2003, approximately $772,000 (net of $7,000 of debt discount) and $500,000, respectively, are short-term and long-term promissory notes with private investors, not banks or other institutions. Approximately $74,000 is accounts payable. After subtracting the above line items from total debt, the balance of approximately $1,658,000 is comprised of unpaid accrued officers' salary of $1,589,000, payroll taxes of $5,000 and other accrued expenses of $66,000.

Discussion of Operations

The majority of the Company's assets and all of its revenues during 2002 were due to entities in China that were sold January 31, 2003. Therefore, the comparative information given for the three and nine month periods ended September 30, 2003 and 2002 is not directly comparable.

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

FOR THE THREE MONTH PERIOD ENDED SEPTEMBER 30, 2003 AND 2002

Revenues

For the third quarter of 2003, revenues were zero compared to $556 thousand in the comparable period in 2002. Fei Yun Viking and its subsidiaries, which were sold effective January 31, 2003, were the source of revenues for the comparable period a year ago.

Equity Accounted Investments

For the third quarter of 2003, the Company had no equity accounted investments versus the comparable period of 2002 in which Viking incurred a combined loss of approximately $15 thousand due to its equity accounted investments in Wuxi Viking Garments Company, Ltd. and Lianyugang East Sea Highway Development and Management Company, Ltd. (Tollway).

Both of these equity accounted investments were sold during the first quarter of 2003.

General and Administrative Expenses

Consolidated G&A costs for the third quarter of 2003 were approximately $111 thousand versus $1,049 thousand for the comparable period in 2002. The decrease is primarily due to the divestiture of Fei Yun Viking and its subsidiaries effective January 31, 2003. The depreciation portion of these costs was negligible in the third quarter of 2003 versus $578 thousand in the comparable period in 2002.

Parent Operations G&A costs for the third quarter of 2003 were $111 thousand versus $336 thousand for the comparable period in 2002. The decrease is primarily attributable to a reduction in costs associated with consulting fees and rent expense. Consulting fees were high in the prior year partly because of additional costs associated with due diligence work for additional acquisitions in China. Rent decreased in the current year due to a decrease in total space rented and a decrease in the rent rate per square foot.

Interest Expense

Consolidated interest expense for the third quarter of 2003 was approximately $44 thousand versus $780 thousand for the comparable period in 2002. The decrease is due to the divestiture of Fei Yun Viking and its associated debts effective January 31, 2003, thus relieving the Company of accruing interest costs on the associated debts.

Parent Operations interest expense in the third quarter of 2003 and 2002 were approximately $44 thousand and $20 thousand, respectively. The increase is due to increased interest bearing debts.

Interest Income

Consolidated interest income for the third quarter of 2003 was approximately $67 thousand versus approximately $119 thousand for the comparable period in 2002. The decrease is primarily due to the divestiture of Fei Yun Viking and its subsidiaries during the first quarter of 2003 that had several notes receivable accruing interest.

Parent Operations interest income for the third quarter of 2003 was approximately $67 thousand versus $2 thousand for the comparable period in 2002. The increase is due to interest income from the $6.5 million note received in connection with the sale of Fei Yun Viking.

Net Income(Loss)

Consolidated net loss for the third quarter of 2003 was approximately $99 thousand versus a net loss of $290 thousand for the comparable period in 2002. The change is due to the divestiture of Fei Yun Viking during the first quarter of 2003 and the resulting reduction in expenses associated with its operations. Also during the third quarter of 2002, the Chinese operations recognized an $844 thousand income tax benefit.

Parent Operations net loss for the third quarter of 2003 and 2002 was approximately $99 thousand and $395 thousand, respectively. The change is due primarily to increased interest income and reduced G&A costs in 2003.

FOR THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 2003 AND 2002

Revenues

For the nine month period ended September 30, 2003, revenues were $286 thousand compared to $2,244 thousand in the comparable period in 2002. The $286 thousand of revenue was due entirely to rental income at Golden Horse/Sunshine Plaza during the month of January before Fei Yun Viking was sold. Fei Yun Viking and its subsidiaries were the source of revenues for the comparable period a year ago. Fei Yun Viking and its subsidiaries were sold effective January 31, 2003.

Equity Accounted Investments

For the nine month period ended September 30, 2003, the Company incurred a loss of approximately $5 thousand due to its equity accounted investments versus the comparable period of 2002 in which Viking incurred a loss of approximately $117 thousand.

Viking's equity accounted investments in Wuxi Viking Garments Company, Ltd. and Lianyugang East Sea Highway Development and Management Company, Ltd. (Tollway) were sold during the first quarter of 2003.

General and Administrative Expenses

Consolidated G&A costs for the nine months ended September 30, 2003 were approximately $737 thousand versus $3,475 thousand for the comparable period in 2002. The decrease is primarily due to the divestiture of Fei Yun Viking and its subsidiaries effective January 31, 2003.

Parent Company G&A costs for the nine months ended September 30, 2003 and 2002 were $478 thousand versus $739 thousand, respectively.

Interest Expense

Consolidated interest expense for the nine months ended September 30, 2003 was approximately $356 thousand versus $2,261 thousand for the comparable period in 2002. The decrease is due to the divestiture of Fei Yun Viking and its associated debts effective January 31, 2003, thus relieving the company of accruing interest costs on the associated debts.

Parent Operations interest expense for the nine months ended September 30, 2003 and 2002 were approximately $115 thousand and $124 thousand, respectively.

Interest Income

Consolidated interest income for the nine months ended September 30, 2003 was approximately $217 thousand versus approximately $354 thousand for the comparable period in 2002. The decrease is primarily due to the divestiture of Fei Yun Viking and its subsidiaries during the first quarter of 2003 that had several notes receivable accruing interest.

Parent Operations interest income for nine months ended September 30, 2003 was approximately $178 thousand versus $5 thousand for the comparable period in 2002. The increase is due to interest income from the $6.5 million note received in connection with the sale of Fei Yun Viking.

Net Income(Loss)

Consolidated net loss for the nine months ended September 30, 2003 was approximately $576 thousand versus a net loss of $2,904 thousand for the comparable period in 2002. The change is due to the divestiture of Fei Yun Viking during the first quarter of 2003 and the resulting reduction in expenses associated with its operations.

Parent Operations net loss for the nine months ended September 30, 2003 was approximately $466 thousand versus a net loss of $869 thousand for the comparable period in 2002. The change is due to increased interest income and reduced G&A costs.

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

Consolidated liabilities at September 30, 2003 were approximately $3,004,000 versus $3,018,000 at June 30, 2003 and $105,629,000 at December 31, 2002. The
reduction from the year-end figure can be attributed to the divestiture of Fei Yun Viking in January 2003. Of the $3,004,000 total liabilities at September 30, 2003, approximately $772,000 (net of $7,000 of debt discount) and $500,000, respectively, are short-term and long-term promissory notes with private investors, not banks or other institutions. Approximately $74,000 is accounts payable. After subtracting the above line items from total debt, the balance of approximately $1,658,000 is comprised of unpaid accrued officers' salary of $1,589,000, payroll taxes of $5,000 and other accrued expenses of $66,000.

Net cash used in operating activities for the nine months ended September 30, 2003 was approximately $651 thousand compared to $485 thousand of cash provided by operating activities during the comparable period in 2002. The significant change is due directly to the divestiture of Fei Yun Viking and its subsidiaries.

Net cash used in investing activities for the nine months ended September 30, 2003 was approximately $1,423 thousand compared to $564 thousand used in investing activities in the comparable period in 2002. The current period's use of funds is primarily due to the divestiture of $1,379 thousand in cash as part of the divestiture of Fei

Yun Viking. The balance of $44 thousand in funds used is also due to activities at Fei Yun Viking prior to its sale. In the same period last year, all of the use of funds for investing activities also related to operations in China.

Net cash provided by financing activities for the nine months ended September 30, 2003 was approximately $684 thousand versus $268 thousand for the comparable period in 2002. During the current nine months ended September 30, 2003, the financing amounts relate to Parent Operations activities including proceeds of $171 thousand from the sale of stock and a net $513 thousand from promissory notes ($782 thousand new, net, less $269 thousand in repayments). During the comparable period in 2002, the financing was from a mixture of Parent Operations activities and activities at Fei Yun Viking including approximately $761 thousand of capital contributions, a net decrease of notes payable of $780 thousand and $287 thousand in proceeds from the sale of common stock of the Company.

Off Balance Sheet Arrangements

The Company does not have any off balance sheet arrangements.

Item 3.  Controls and Procedures

An evaluation as of the end of the period covered by this report was carried out under the supervision and with the participation of the Registrant's management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Registrant's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that those disclosure controls and procedures were adequate to ensure that information required to be disclosed by the Registrant in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.


PART II - OTHER INFORMATION

Item 2. Changes in Securities

During the three month period ended September 30, 2003, the Company issued common restricted shares (Class A Common) in private transactions under exemption from registration under the Securities Act pursuant to Section 4(2) and/or Regulation D, Rule 506 or other applicable exemptions. Sales have been made to accredited investors only. In summary; 1,900,000 common restricted shares were issued for $76,000 cash. The Company also issued 465,182 common restricted shares in payment of promissory notes principal and interest totaling $23,259.
Item 5. Other Information

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

     1) Our ability to acquire companies is subject to substantial obstacles. Our failure to overcome any of these obstacles may materially and adversely affect our planned growth.

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

     Of the Company's outstanding common stock at September 30, 2003, 20,563,332 shares are currently freely trading shares, and the remaining approximately 37,848,919 common restricted shares may be eligible for removal of transfer restrictions within one year. Nevertheless, trading activity in Company stock is thin, making the shares subject to sudden drops in price if one or more shareholders choose to sell their shares at or about the same time.
     This could cause the market price of our common stock to drop significantly, even if our business is growing.

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


     6) The Company may acquire businesses in the Food and Beverage Industry. Consequently, risks pertaining to competing in this industry must be considered.

     The food and beverage industry, and the markets within the industry in which the Company may compete, are highly competitive, and are subject to various risks, including, but not limited to: adverse changes in general economic conditions; evolving consumer preferences; nutritional and health-related concerns; federal, state and local food inspection and processing controls; consumer product liability claims; risks of product tampering; and the availability and expense of liability insurance. Product recalls are sometimes required in the food and beverage industry to withdraw contaminated or mislabeled products from the market. In addition, there are risks pertaining to raw materials and the suppliers of such raw materials that include changing market prices. The prices for raw materials fluctuate in response to a number of factors, including, but not limited to, changes in the United States government farm support programs, changes in international agricultural and trading policies, weather and other conditions during the growing and harvesting seasons.


     7) Prior to the divestiture of our Chinese subsidiaries, substantially all of our assets and revenues were derived from businesses in China. We currently hold assets due from and collateralized by a Chinese business. The Company may conduct other business activities in China in the future. Additional risks pertaining to operating in a foreign country must be considered.

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


Note
---

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


b)       Reports on Form 8-K

         No reports were filed on Form 8-K during the current quarter.



              (The remainder of this page is intentionally blank.)

                                   SIGNATURES



         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                  VIKING CAPITAL GROUP, INC.

Dated: November 14, 2003       By:  /s/ William J. Fossen
                                    -----------------------------
                                    William J. Fossen
                                    Chief Executive Officer


Dated: November 14, 2003       By:  /s/ Matthew W. Fossen
                                    -----------------------------
                                    Matthew W. Fossen
                                    Chief Financial Officer
                                    President