Form 10KSB
period 2003-12-31
VIKING CAPITAL GROUP INC
filed 2004-04-14
CIK 886093

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              --------------------

                                   FORM 10-KSB

 ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 2003

                         Commission File Number 0-22744

                           VIKING CAPITAL GROUP, INC.
                           --------------------------
                 (Name of small business issuer in its charter)

                  Utah                                   87-0442090
        (State of Incorporation)            (I.R.S. Employer Identification No.)

      Two Lincoln Centre, Suite 300                         75240
      5420 LBJ Freeway, Dallas, TX
(Address of Principal Executive Offices)                 (Zip Code)

                    Issuer's Telephone Number (972) 386-9996

           Securities registered pursuant to Section 12(b) of the Act:

       Title of each class             Name of each exchange on which registered
  ----------------------------         -----------------------------------------
              None                                       None


           Securities registered pursuant to Section 12(g) of the Act:

                    Common Stock (Class A), par value $0.001
                    ----------------------------------------
                                (Title of class)


     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past twelve(12) months (or for such shorter period that the registrant was required to file such reports);and (2) has been subject to such filing requirements for the past ninety (90) days. Yes[X ] No[ ]

     Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     The issuer's revenues for its most recent fiscal year were $286,000.

     The aggregate market value of the voting common stock held by non-affiliates, computed using the average bid and ask price at March 15, 2004, was approximately $2,557,000.
     As of March 15, 2004,  there were 59,437,251  shares of Common Stock (Class
A) and 100,000 shares of Class B Common Stock of the issuer outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

     The following  document is incorporated  herein by reference in Item 5 Part
II:
     Adoption of an Employee Stock Option Plan as described and incorporated into the Proxy Statement and incorporated on the annual statement for fiscal year ended December 31, 1995.

                                TABLE OF CONTENTS




                                                                            Page
                                                                            ----
PART I
           Item 1.  Description of Business...............................     3
           Item 2.  Description of Properties.............................     7
           Item 3.  Legal Proceedings.....................................     7
           Item 4.  Submission of Matters to a Vote of Security Holders...     7

PART II
           Item 5.  Market for Common Equity and Related Stockholder
                      Matters.............................................     7
           Item 6.  Management's Discussion and Analysis or Plan of
                      Operation...........................................    10
           Item 7.  Financial Statements..................................    15
           Item 8.  Changes in and Disagreements With Accountants on
                      Accounting and Financial Disclosure.................    16
           Item 8A. Controls and Procedures...............................    16

PART III
           Item 9.  Directors, Executive Officers, Promoters and Control
                      Persons Compliance with Section 16(a) of the
                      Exchange Act........................................    16
           Item 10. Executive Compensation................................    18
           Item 11. Security Ownership of Certain Beneficial Owners
                         and Management and Related Stockholder Matters...    20
           Item 12. Certain Relationships and Related Transactions........    21
           Item 13. Exhibits and Reports on Form 8-K......................    22
           Item 14. Principal Accountants Fees and Services...............    23

Signatures................................................................    24
Exhibit  Index............................................................    25

                                     PART I


ITEM 1.  DESCRIPTION OF BUSINESS


     Viking Capital Group, Inc. (the Company or Registrant or Viking) is a Utah corporation formed on November 12, 1986. The Company was originally formed under the name Silver Harvest, Inc. and took its current name in 1990. In 1991 it performed a 1 for 5 reverse split. There have been no splits since that time.

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

     Whereas the Company previously had all of its consolidated $112 million asset operations in China, which were sold during the first quarter of 2003, the Company is currently seeking acquisition targets and fee income clients in the United States. The Company's current focus is on the food and beverage industry although other industries have not been ruled out such as the gas and oil pipeline supply industry discussed later. The Company is focusing on the food and beverage industry because of expertise available through two directors who each have over 30 years experience in the food industry. More specifically, the Company is selecting targets primarily in the cookie & cracker and breading & batter niches. Generally speaking, the Company intends to stay in the "dry ingredient blending" market space, which may include pet food, and is not intending to focus on fresh produce, meat, or dairy products. The food industry is a mature industry and is highly competitive. The Company desires to become the dominant independent source of production capacity for its product types in the United States. The Company announced its intent to enter into the food and beverage industry in its third quarter 2003 report on Form 10QSB and on December 5, 2003 issued a press release disclosing a letter of intent to purchase Texamerican Food Marketing, Inc.(Texamerican), a company owned and operated by Robin M. Sandifer, a director of the Company, and his wife. Texamerican creates and markets breading and batter solutions. The acquisition is active and pending financing. The Company's interest in this market is due to expected growth opportunities within new product niches to accommodate the "low-carb" trend and expected consistent future cash flows due to the expectation of multi-year production contracts already in place at targets or multi-year production contracts that are anticipated to be negotiated after the purchase of targets. The food industry is highly regulated and the Company would be required to possess certain licenses and approvals. The Company does not foresee undue difficulty in obtaining such licenses or approvals if and when required. The gas and oil pipeline supply niche is a second focus of the Company. This business niche provides the equipment and supplies necessary for the construction and maintenance of gas and oil pipelines, excluding the pipe itself. Competition in the niche appears to be based primarily on service, as it appears that core customers remain very loyal to their suppliers. The industry fluctuates with relatively high and/or low periods of new construction activities but has a stable repair and maintenance market. The Company's interest in this market is due to expected high profit margins, opportunity for consolidation in the niche, and expected increases in natural gas pipeline construction in the future. A third area of interest, but not focus, is to bring potential fee based clients to Viking. Such clients would either desire to retain Viking to act as an acquisition team and manage a life insurance company acquisition on their behalf or such clients may want to invest in Viking for the purpose of acquiring life insurance companies that Viking would own. The insurance industry is highly regulated. Any acquisition would need to be approved by the appropriate authority in the domicile state of an acquired company. Other licensing or approvals may be necessary depending on the specific type of business acquired or conducted. The Company does not foresee undue difficulty in obtaining such licenses or approvals if and when required. The Company may be affected by and may incur costs associated with compliance of environmental laws in any of its acquisitions. Should these costs actually be incurred or the Company is found to be directly affected by such environmental laws, the cost and effects of compliance could materially and adversely affect the Company.

     Funding for acquisitions is expected to come from institutional lenders and/or institutional equity investors, other assets the Company owns, and the assets and/or cash flow of targeted companies. Targets will be considered based primarily upon their sales and profits with little weight given to asset size. Therefore, no industry will be excluded in the Company's efforts to increase shareholder wealth.

     During prior periods the Company's plans called for the acquisition of life insurance companies and the development and/or purchasing/licensing of software to provide Internet based services as an application service provider (ASP) primarily for banks and insurance companies. During 2000 and 2001 the Company began expanding its horizons for acquisitions to include companies outside of insurance and technology and also outside of the United States. In August of 2001, the Company announced its first acquisition of 25% of Beijing Fei Yun
Viking Enterprises Company, Ltd. (Fei Yun Viking), which became effective on December 3, 2001. Subsequently, the Company purchased an additional 71% of Fei Yun Viking bringing its ownership to a total of 96% at December 31, 2001. Separately, the Company also purchased 25% of Wuxi Viking Garments Company,
Ltd.(Wuxi Viking) which was effective on November 29, 2001. Both of these companies are Chinese companies. Effective January 31, 2003, the Company sold its 96% interest in Fei Yun Viking, including its 60% ownership of Golden Horse. The sale was precipitated by a number of economic factors and the availability of a buyer at the time. The Company had intended to raise $18 million for the purpose of acquiring the remaining 40% of Golden Horse which would have also satisfied a potential $5 million registered capital requirement for Fei Yun. However, market conditions during the entire time after Fei Yun's purchase were not favorably indicating an equity capital raise for the Company to expand its ownership of Golden Horse or other acquisitions in China. The Company also sold its 25% equity ownership position in Wuxi Viking on March 28, 2003.


Employees
---------

     At December 31, 2003, the Company had two employees.


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

     One key element of our strategy is to acquire additional companies. The success of our acquisitions will depend on our ability to overcome substantial obstacles, such as the availability of acquisition candidates, our ability to compete successfully with other potential acquirors seeking similar or the same acquisition candidates, the availability of funds to finance acquisitions and the availability of management resources to oversee the operation of acquired businesses. The Company has limited resources and we can offer no assurance that we will succeed in consummating any acquisitions or that we will be able to integrate and manage any acquisitions successfully.

     2) A substantial portion of our outstanding common stock is freely tradable and may be sold into the market at any time.

     Of the Company's 58,762,251 Class A Common shares outstanding at December 31, 2003, 21,834,301 shares are currently freely trading shares. The remaining 36,927,950 common restricted shares are eligible for removal of some or all transfer restrictions within one year. Nevertheless, trading activity in Company stock is thin, making the shares subject to sudden drops in price if one or more shareholders choose to sell their shares at or about the same time. This could cause the market price of our common stock to drop significantly, even if our business is growing.

     3)   Our share price has been and may continue to be volatile.

     Our common stock has experienced in the past, and is expected to experience in the future, significant price and volume volatility, which substantially increases the risk of loss to shareholders.

     4) We depend heavily on key personnel, and would be adversely affected if we ceased to employ these key personnel.

     Our performance would be severely adversely affected by the departure, disability or death of one or more of our directors or executive officers. In particular, our Chairman and Chief Executive Officer, William J. Fossen, has spent years developing relationships with powerful individuals in China and learning the culture in China. These have been significant factors in the Company's ability to learn about and do business in China. Further, his experience, reputation, contacts and knowledge regarding the insurance industry within the U.S. cannot be overestimated in determining the success of any endeavors into the insurance marketplace. Moreover, we benefit from and rely on the substantial experience of all our executives and advisors including Matthew W. Fossen, the Company's CFO and President, and Robin M. Sandifer and Mary M. Pohlmeier, both of whom are directors of the Company and have, among other valuable knowledge, skills and traits, extensive experience and knowledge of the food industry. Additionally, we compete for qualified employees. If we are unable to recruit and retain qualified employees at competitive salaries, our business will be adversely affected.


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

     6) The Company has in the past and may in the future conduct business in or with Chinese companies. Additional risks pertaining to operating in a foreign country must be considered.

              (Note: In the first quarter of 2003, the Company sold its interests in China. In one of the sales transactions, the Company received a note receivable that is collateralized by an equity interest in a Chinese company.)

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

                  We  and  our  previous   subsidiaries   regularly  enter  into
              agreements governed by Chinese law in the course of our Chinese business operations. Our business would be materially and adversely affected if the other parties to the agreements do not honor them. In the event of a dispute, enforcement of these agreements in China could be extremely difficult. Unlike the United States, China has a civil law system based on written statutes in which judicial decisions have little precedential value. The Chinese government has enacted some laws and regulations dealing with matters such as corporate organization and governance, foreign investment, commerce, taxation and trade. However, the government's experience in implementing, interpreting and enforcing these laws and regulations is limited, and our ability to enforce commercial claims or to resolve commercial disputes is uncertain. Furthermore, enforcement of the laws and regulations may be subject to the exercise of considerable discretion by agencies of the Chinese government, and forces unrelated to the legal merits of a particular matter or dispute may influence their determination. These uncertainties could limit the protections that are available to us.

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

                  Our  activities  in China may require  business  licenses from various Chinese governmental entities. The licenses that we may hold are subject to periodic review and approval. We are not certain that the Chinese government will continue to renew our licenses that we may hold or that it will not revoke our licenses with little, if any, prior notice.

         Our business interests in China are susceptible to the risk of manmade or natural disasters that may result in damage not covered by insurance.

                  The  Company has a $6.5  million  note  receivable,  currently fully reserved to a zero book value, that is collateralized by and/or exchangeable into 40% ownership of a Chinese company that makes plant fertilizer from organic waste (Organic Waste Company). This Organic Waste Company could be severely affected if a natural or manmade disaster damages the site, structures, raw materials, equipment and finished goods used or owned by the company. Fire fighting and disaster relief and assistance in China are not well developed by Western standards. Losses from the interruption of this business and negative publicity resulting from a natural or manmade disaster would adversely affect this business and decrease the value of our collateral.


ITEM 2. PROPERTIES


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


ITEM 3.  LEGAL PROCEEDINGS

The Company is not involved in any significant threatened, pending or on-going litigation to the best knowledge of management.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There were no matters submitted to a vote of security holders during the fourth quarter of 2003.


PART II


ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS


Market

     The Company's common stock trades in the Over The Counter (OTC) market currently. The Company's trading symbol is "VGCP". The volume in the trading averages approximately 14,163 shares a day during 2003. As of December 31, 2003 the stock was quoted at $0.05 ask and $0.03 bid. There is a total of approximately 58,762,251 Class A common shares outstanding of which approximately 21,834,301 are free trading shares at December 31, 2003.

     At December 31, 2003 the Company had 100,000 shares of Class B common stock authorized and outstanding that do not trade. All 100,000 shares were issued to William J. Fossen, Chairman and CEO of the Company. The Class B common shares can elect a majority of the board of directors.

     The following table sets forth the approximate low and high bid prices for each quarter of the last two years for shares traded in the over the counter market. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. Source:
NASDAQ Trading and Market Services

2002        Bid          Bid               2003         Bid         Bid
QTR         Low          High              QTR          Low         High
-------------------------------------------------------------------------
1Q02        $0.17        $0.36             1Q03         $0.04       $0.10
2Q02        $0.11        $0.36             2Q03         $0.03       $0.06
3Q02        $0.09        $0.22             3Q03         $0.035      $0.05
4Q02        $0.05        $0.13             4Q03         $0.02       $0.05

     At December 31, 2003, the Company had outstanding options of approximately 28,779,981 shares of which approximately 27,489,723 are currently exercisable for the purchase of common restricted stock. In addition, the Company had convertible notes outstanding that had the right to convert to 10,213,210 common restricted shares. Some of these notes, if converted, also had the right to an option for a total additional 889,680 shares.

     Of the 58,762,251 shares of common stock outstanding at December 31, 2003, approximately 36,927,950 shares are listed as "restricted stock" as defined by Rule 144. At December 31, 2003, approximately 31,222,221 shares of the restricted common stock were eligible for removal of some or all of their resale restrictions pursuant to Rule 144.

     Prior to December 31, 1998, the Company had outstanding certain note agreements. All these note holders were offered a one-time opportunity to convert their notes and purchase a like amount of additional common shares by October 1, 1995 for a conversion price of $1.10 per share. At December 31, 1998 all these note holders had converted or were repaid. Total conversion and purchase rights were 230,182 common restricted shares. The shares are required to be registered for resale (registration rights) when and if the Company ever filed for any registration of any of its authorized but unissued common shares.

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

     At December 31, 2003, the Company had approximately $746,000 (principal only, net of discount) of convertible notes outstanding that have the option to convert into common shares at a rate ranging from $0.05 - $0.20 per share. If converted, approximately $57,000 of these notes carry an additional option to purchase the same number of common shares which the holder was originally entitled to receive if the notes were converted to equity, with exercise prices ranging from $0.18 - $0.25 per share. All options, if the notes are converted, are exercisable for a period of one year from conversion. At December 31, 2003, total common restricted shares potentially issuable pursuant to these conversion rights, including accrued interest, was approximately 10,213,210 plus an additional 889,680 options to purchase common restricted shares if all of these notes converted as described above.

     During the fourth quarter of 2003, the Company sold common restricted shares (Class A Common) in private transactions under exemption from registration under the Securities Act pursuant to Section 4(2) and/or Regulation D, Rule 506 or other available exemptions. Sales have been made to accredited investors only. In summary, the Company issued 350,000 common restricted shares for $14,000 cash.


Holders

     At December 31, 2003, there were approximately 1,222 holders of record of the common stock of the Company excluding share owners who hold stock in brokerage houses nationwide in "street name".

Dividends

     The Company has paid no cash dividends to any common equity holders to date and does not expect to pay any dividends in the foreseeable future. Payment of dividends on the Company's common stock is subject to the payment of all accumulated dividends payable to holders of the Company's outstanding preferred stock, if any. No preferred stock was outstanding at December 31, 2003. Other than the foregoing, there are no restrictions, nor are there likely to be in the future, that limit the ability of the Company to pay dividends on its common stock.

Securities Authorized For Issuance Under Equity Compensation Plans at December 31, 2003
--------------------------------------------------------------------------------------------
                           Number of            Weighted-average       Number of
                           Securities to be     exercise price of      securities
                           Issued upon          outstanding            remaining available
                           exercise of          options, warrants      for future issuance
                           outstanding          and rights             under equity
                           options, warrants                           compensation plans
                           and rights                                  (excluding
                                                                       securities reflected
                                                                       in column (a))

Plan category              (a)                  (b)                    (c)
--------------------------------------------------------------------------------------------

Equity compensation
plans approved by
security holders(1)(3)     790,000              $0.44/share            4,210,000

Equity compensation
plans not approved by
security holders(2)(3)     21,600,000           $0.42/share            0 (See Notes)
--------------------------------------------------------------------------------------------

Total                      22,390,000                                    (See Notes)
--------------------------------------------------------------------------------------------


1) These common shares relate to the 1996 Stock Option Plan that reserves a total of 5,000,000 shares for options to be made available to employees under the terms of the plan. Of the options outstanding, 242,500 share options are exercisable with a weighted average exercise price of $0.55. These options are intended to be Qualified Stock Options as defined by the IRS. The 1996 Stock Option Plan is incorporated herein by reference to such plan as filed on Form 14A as incorporated in the annual statement for the year ended December 31, 1995.

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

3) An Employee Benefit Plan was created in 1995 and has since been amended and updated to designate a total of 10,000,000 common shares with such shares registered under Form S-8. As of March 15, 2004 there are 6,083,333 shares available under the plan. The plan's purpose is to make available free trading shares to officers, directors and employees, including consultants and others, in conformity with the rules and regulations established for Form S-8 shares, in payment or recognition of their services and contributions to the success of the Company. Issuance of these shares is at the discretion of the Board of Directors and/or a Compensation Committee. These shares may also be issued in conjunction with the exercise of options noted above.


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


Forward Looking Statements

     This Annual Report on Form 10-KSB contains certain "forward-looking" statements as such term is defined in the Private Securities Litigation Reform Act of 1995 and information relating to the Company and its subsidiaries that are based on the beliefs of the Company's management as well as assumptions made by and information currently available to the Company's management. When used in this report, the words "anticipate," "believe," "estimate," "expect", "desire", "intent" and "intend" and words or phrases of similar import, as they relate to the Company or its subsidiaries or Company management, are intended to identify forward-looking statements. Such statements reflect the current risks, uncertainties and assumptions related to certain factors including, without limitations, both inside and outside the U.S., changes or anticipated changes in regulatory environments, competitive factors, general economic conditions, customer relations, relationships with vendors, Viking and its subsidiaries' ability to recruit and retain skilled personnel, the interest rate environment, governmental regulation and supervision, international relations between the U.S. and foreign countries, seasonality, distribution networks, telecommunication networks, product introductions and acceptance, technological change, changes in industry practices, timely completion and successful integration of acquisitions, economic, social and political conditions in the countries in which Viking, its customers or its suppliers operate including security risks, possible disruptions in the communication and transportation networks and fluctuations in foreign currency exchange rates, one-time events and other factors described herein and in other filings made by the Company with the Securities and Exchange Commission. Based upon changing conditions, should any one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or
intended.   The  Company  does  not  intend  to  update  these   forward-looking
statements.

Introduction

     The following discussions should be read in conjunction with the consolidated financial statements and related notes and the other information included in this report. These discussions include both a Plan Of Operations section and a Discussion Of Operations section. This is due to the fact that the Company sold its operating entities in China during the first quarter of 2003 and is not currently generating revenues. The Plan Of Operations section is intended to give insight into the current and future actions of the Company. The Discussion Of Operations section is intended to convey current and historical financial information.

Plan Of Operations

     Whereas the Company previously had all of its consolidated $112 million asset operations in China, which were sold during the first quarter of 2003, the Company is currently seeking acquisition targets and fee income clients in the United States. The Company's current focus is on the food and beverage industry although other industries have not been ruled out such as the gas and oil pipeline supply industry discussed later. The Company is focusing on the food and beverage industry because of expertise available through two directors who each have over 30 years experience in the food industry. More specifically, the Company is selecting targets primarily in the cookie & cracker and breading & batter niches. Generally speaking, the Company intends to stay in the "dry ingredient blending" market space, which may include pet food, and is not intending to focus on fresh produce, meat, or dairy products. The food industry is a mature industry and is highly competitive. The Company desires to become the dominant independent source of production capacity for its product types in the United States. The Company announced its intent to enter into the food and beverage industry in its third quarter 2003 report on Form 10QSB and on December 5, 2003 issued a press release disclosing a letter of intent to purchase Texamerican Food Marketing, Inc.(Texamerican), a company owned and operated by Robin M. Sandifer and his wife. R. M. Sandifer is a director of the Company. Texamerican creates and markets breading and batter solutions. The acquisition is active and pending financing. The Company's interest in this market is due to expected growth opportunities within new product niches to accommodate the "low-carb" trend and expected consistent future cash flows due to the expectation of multi-year production contracts already in place at targets or multi-year production contracts that are anticipated to be negotiated after the purchase of targets. The gas and oil pipeline supply niche is a second focus of the Company. This business niche provides the equipment and supplies necessary for the construction and maintenance of gas and oil pipelines, excluding the pipe itself. Competition in the niche appears to be based primarily on service, as it appears that core customers remain very loyal to their suppliers. The industry fluctuates with relatively high and/or low periods of new construction activities but has a stable repair and maintenance market. The Company's interest in this market is due to expected high profit margins, opportunity for consolidation in the niche, and expected increases in natural gas pipeline construction in the future. A third area of interest, but not a focus, is to bring potential fee based clients to Viking. Such clients would either desire to retain Viking to act as an acquisition team and manage a life insurance company acquisition on their behalf or such clients may want to invest in Viking for the purpose of acquiring life insurance companies that Viking would own.

     Funding for acquisitions is expected to come from institutional lenders and/or institutional equity investors, other assets the Company owns, and the assets and/or cash flow of targeted companies. Targets will be considered based primarily upon their sales and profits with little weight given to asset size. Therefore, no industry will be excluded in the Company's efforts to increase shareholder wealth. Capital raised will be for acquisitions, fees and costs associated with acquisitions, working capital and potential debt reduction.

     Potential increases to the Viking Capital Group, Inc. U.S. administrative and management level (Parent Operations or Parent Company Level) cash needs include hiring additional employees in the financial and administrative departments, hiring additional executives associated with acquisitions, potential increases in professional fees associated with normal recurring audits and reviews and costs associated with the acquisition of targeted companies including, but not limited to, legal and audit fees, investment banker and advisor fees and other related professional or consulting fees and increasing debt levels. Management believes that it may be able to continue to raise funds from private investors for its cash needs for Parent Operations. The Company expects to raise significantly larger amounts of capital for the purposes described above, including working capital. However, there can be no degree of assurance that the Company can continue to raise capital from private investors or that it can raise funds from any other sources in large or small amounts. See also the Liquidity and Capital Resources section below.

Discussion of Operations

The following discussion should be read in conjunction with the consolidated financial statements and related notes and the other information included in this report. It should be noted at the outset that the majority of the Company's assets and all of its revenues in 2002 were due to entities in China. All of these entities were sold during the first quarter of 2003. Beijing Fei Yun Viking Enterprises Company, Ltd., 96% owned by Viking, including its 60% owned subsidiary Golden Horse(Fei Yun Viking), was sold for 1.8 million shares of Viking's Series 2001 Callable Preferred Shares (originally issued at $18 million),

7,000,000 common restricted shares of Viking and a $6.5 million note receivable due from Hebei Kangshun Feiyun Organic Waste Processing Company, Ltd.(Organic Waste Company). This note is effectively collateralized by a 40% ownership interest in Organic Waste Company. Viking also received 7.5 million common shares of Viking that were held as treasury shares at Fei Yun Viking. This transaction was disclosed in a February 3, 2003 Form 8-K filing and a February 18, 2003 Form 8-K filing both with an event date of January 31, 2003. The Company also completed the sale of its 25% equity ownership position in Wuxi Viking Garment Co., Ltd. (Wuxi Viking) on March 28, 2003. The Company received
1.4 million Viking common restricted shares for its 25% equity ownership position in Wuxi Viking. The sale of Fei Yun was precipitated by a number of economic factors and the availability of a buyer at the time. The Company had intended to raise $18 million for the purpose of acquiring the remaining 40% of Golden Horse which would have also satisfied a potential $5 million registered capital requirement for Fei Yun Viking. However, market conditions during the entire time after Fei Yun's purchase were not favorably indicating an equity capital raise for the Company to expand its ownership of Golden Horse or other acquisitions in China. As of December 31, 2003, the $6.5 million note receivable related to the sale of Fei Yun Viking was fully reserved and written down to zero value resulting in a $6.5 million loss(captured in Other Expenses on the face of the Statement of Operations) and a zero value for the note receivable on the Company's Balance Sheet. This was the Company's largest asset. This action was taken for a number of reasons. The first interest payment was due January 31, 2004 and has not yet been received, placing the note in technical default. Conservative accounting demands a strict look at the ability to collect on the note receivable and/or its collateral. While the Company does not anticipate a dispute over the 40% ownership conversion, any such action could take considerable time and money, which the Company does not currently have available. Further, although the Company has the right to convert this note to 40% ownership of Organic Waste Company at any time, even without default, in the event that it did take its 40% ownership interest, the Company does not currently have the resources available to hire and train the executives and accountants that it believes it would be required to place at Organic Waste Company in order to comply with the reporting requirements of the Company and its auditors under SEC rules and regulations, including the Sarbanes-Oxley Act. However, this does put the Company in control of the timing of taking 40% ownership of Organic Waste Company. Upon the receipt of any future interest or principal payment or the conversion of the $6.5 million note to the Company's 40% ownership position of Organic Waste Company, such amounts will be accounted for as Other Income, thus increasing earnings at that time and in the amounts received.

Fei Yun Viking and Wuxi Viking, including any subsidiaries, may be referred to collectively as the operations in China, Chinese Operations or China Operations. Due to the sale of the Chinese Operations in the first quarter of 2003, the periods presented below are not comparable.


FOR THE YEAR ENDED DECEMBER 31, 2003 and 2002

Revenues

Total revenue for the year ended December 31, 2003 was $286,000 versus $2,873,000 for the comparable period in 2002. Revenues in both years were due to operations in China. The decrease is due to the sale of the Chinese businesses in the first quarter of 2003.


Equity Accounted Investments

     Viking's equity accounted investments, all of which were in China, generated a loss of approximately $5,000 on the Company's statement of operations for the twelve months ended December 31, 2003 versus a loss of approximately $170,000 for the comparable period in 2002. Viking sold its equity accounted investments in the first quarter of 2003.

General and Administrative Expenses

     Consolidated G&A costs for the twelve months ended December 31, 2003 were $817,000 versus $4,201,000 for the comparable period in 2002. The decrease is due to the sale of the Company's Chinese operations in the first quarter of 2003.

     Parent Company G&A costs for the twelve months ended December 31, 2003 were $601,000 (including approximately $ -0- in depreciation/amortization) versus $889,000 (including approximately $1,000 in depreciation/amortization) for the comparable period in 2002. The decrease can be attributed to efforts to reduce expenses overall and reduced rent costs. During 2002 and 2003, the Company did not accrue salaries for the officers of the Company.

Interest Expense

     Consolidated interest expense for the twelve months ended December 31, 2003 was approximately $400,000 versus $3,128,000 for the comparable period in 2002. The decrease is due to the sale of Viking's Chinese operations in the first quarter of 2003 and the interest costs associated with the debts of the Chinese operations.


Net Income (Loss)

     Consolidated net loss for the twelve-month period ended December 31, 2003 was $7,370,000 versus $19,499,000 net loss for the same period in 2002. The decreases can be attributed primarily to the sale of the Chinese Operations in the first quarter of 2003 and their associated losses in year 2002. Year 2003 net losses reflect the cost of operating the Parent Company plus the one-time, non-cash expense related to fully reserving and writing-down to zero value, the $6.5 million note receivable due from Organic Waste Company and its related accrued interest of $237,000, all of which is more fully described above in the Discussion of Operations paragraph. Year 2002 net losses were due primarily to an adverse court judgement against one of the Chinese operations that was sold in the first quarter of 2003. The judgement required $15,600,000 worth of real estate held for sale to be turned over to another party with no remuneration to Golden Horse. In addition, real estate held for sale was revalued at lower values, as determined by the court, causing an impairment of real estate held for sale of $9,059,000. Losses were also caused by canceled sales transactions resulting in the write-off of a net amount of mortgage notes receivable of $2,383,000. The Parent Company also recognized a $363,000 impairment against capitalized software costs. Non-controlling interests (interests primarily attributable to the 40% owners of Golden Horse) in the losses were $9,313,000 thus reducing Viking's consolidated share of such losses by the same amount. The resulting final net loss of Viking was $19,499,000 in year 2002. It should be noted that the debts of the Chinese subsidiaries sold in the first quarter of 2003, including amounts related to lawsuits, are not borne by the Parent Company.


Liquidity and Capital Resources

     Cash needs for general and administrative expenses at the Parent Company Level have been satisfied in the past by new promissory notes and the sale of common stock. The Parent Company Level will continue to rely upon raising additional capital for its cash needs, at least for the immediate future, and believes that current methods of raising capital may be sufficient to satisfy general and administrative needs as they arise, barring any unexpected or significant changes in such costs. The Company does not have sufficient cash on hand to operate for the next twelve months and the Company will need to raise substantial additional capital for future acquisitions. The Company does not have any binding agreements to supply such cash at this time. The Company is seeking debt financing and equity financing on a large scale for future acquisitions and growth including, but not limited to, funding for the acquisition of Texamerican Food Marketing, Inc. that was previously publicly announced. The Company expects that it may be able to augment institutional debt or equity investments through the use of its tax loss carryforward, the use of other assets it already owns, and/or the assets and cash flow from companies targeted for acquisition.

     It should be noted that the debts of the Chinese subsidiaries sold in the first quarter of 2003, including amounts related to lawsuits, are not borne by the Parent Company.

     Consolidated liabilities at December 31, 2003 were $3,048,000 versus $105,629,000 at December 31, 2002. At December 31, 2002, the debts were almost entirely associated with the Company's China Operations that were sold in the first quarter of 2003. The debts at December 31, 2003 are comprised as follows: long term debt of $500,000 in a single 10 year note to be repaid in five annual installments of $100,000 each beginning on its sixth anniversary; several notes payable due within one year or on demand totaling $810,000; $75,000 of accounts payable incurred in the normal course of business; $75,000 of accrued interest payable; $1,000 of other accrued expenses; and $1,587,000 of accrued officer's salaries. It should be noted that the long term and short term promissory notes are due to private investors and not banks or financial institutions. The Company had $4,000 cash at December 31, 2003, prepaid expenses of $41,000; $121,000 of notes receivable and accrued interest, $54,000 of property, plant & equipment (including $50,000 of capitalized software development costs), and a $6.5 million note receivable due from a Chinese entity that has been written down to zero. The $6.5 million note receivable is convertible into 40% of the Chinese entity. Interest receivable of $260,000 was due on January 31, 2004 relating to the $6.5 million note but has not yet been collected. Accordingly, the Company has written down the related $237,000 of accrued interest receivable at December 31, 2003 to zero.

     The cash flow information provided below for the year 2003 is provided net of the effect of the sale of the Chinese Operations.

     Net cash used by operating activities for the twelve month period ended December 31, 2003 was $725,000 compared to $4,778,000 of cash used in operating activities during the comparable period in 2002. The decrease in cash used is due to the sale of the Chinese Operations.

     Net cash used in investing activities for the twelve month period ended December 31, 2003 was $1,423,000 compared to $88,000 used in investing activities in the comparable period in 2002. Of the cash used in investing activities in 2003, $1,379,000 is due to the consolidated cash position of Fei Yun Viking at the time of its divestiture. The remaining $44,000 used in investing activities is also related to activities at Fei Yun Viking. The cash used in investing activities in 2002 was due to purchase of property, plant and equipment in China and loans to shareholders offset by sales of property, plant and equipment in China.

     Net cash provided by financing activities for the twelve month period ended December 31, 2003 was $729,000 versus $902,000 net cash used in financing activities for the comparable period in 2002. Cash provided by financing activities in 2003 was comprised of $890,000 of new promissory notes offset by $346,000 of note repayments. It should be noted that $500,000 of the new promissory notes is a single ten year note with its first principal payment occurring after five years. All other notes mature within one year or are payable on demand. The Company also received $185,000 from the sale of common stock during 2003. The increase in net cash provided by financing activities is due to the sale of Fei Yun Viking and its related debt repayment burdens and other financing activities. Fei Yun Viking's financing burdens are no longer borne by the Company due its sale in the first quarter of 2003.

International Currency Fluctuation

     The Company is not exposed directly to international currency fluctuations at this time. The $6.5 million note receivable due from a Chinese entity is a U.S. dollar denominated note. Further, the exchange rate between the Chinese Yuan and the U.S. Dollar currently is a fixed rate within a very narrow range.


Off Balance Sheet Arrangements

     The Company does not have any off balance sheet arrangements.



ITEM 7.  FINANCIAL STATEMENTS

The "F series" pages follow page 24 and begin with "F-1" and are incorporated herein by reference.
                                                                            Page
                                                                            ----
Report of Independent Certified Public Accountants.........................  F-3
Consolidated Balance Sheets at December 31, 2003 and 2002..................  F-4
Consolidated Statements of Operations for the years ended
   December 31, 2003 and 2002..............................................  F-6
Consolidated Statement of Stockholders' Equity(Deficit)
  for the years ended December 31, 2003 and 2002...........................  F-8
Consolidated Statements of Cash Flows for the years ended
   December 31, 2003 and 2002..............................................  F-9
Notes to Consolidated Financial Statements ................................ F-11

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     On March 1, 2003, King Griffin & Adamson P.C., the Company's independent public accountants, resigned to allow its successor entity KBA Group LLP to be engaged as the Registrant's independent public accountants.

     The information contained in the March 7, 2003 Form 8-K with an event date of March 1, 2003 reporting this event is incorporated herein by reference to such Form 8-K filing.

ITEM 8A. CONTROLS AND PROCEDURES

     An evaluation as of the end of the period covered by this report was carried out under the supervision and with the participation of the Registrant's management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Registrant's disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that those disclosure controls and procedures were adequate to ensure that information required to be disclosed by the Registrant in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.


PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT


Information Regarding Present Directors and Executive Officers

         The following table sets forth certain information concerning the Company's current directors and executive officers:

                        Age      Title
                        ---      -----
William J. Fossen       65       Chairman of the Board and CEO
Matthew W. Fossen       38       Director, President, CFO, Secretary, Treasurer
Mary M. Pohlmeier       55       Director
Robin M. Sandifer       66       Director

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

     The following is a biographical summary of the business experience of the directors and named executive officers of the Company including dates of service as directors:

     William J. Fossen, Chairman & CEO - Mr. Fossen has served as the Chairman and CEO of the Company since 1989. He founded his own securities firm at age 26, and now has 37 years of high level executive experience in financial institutions including owning his own life insurance company. He has served as chairman, director, president, vice president, and founder of public companies for 30 years including life insurance companies. Mr. Fossen holds a Bachelor of Science degree. Mr. Fossen has personally established relationships with various officers of government owned businesses and public officials in China over the last 10 years.

     Matthew W. Fossen, Director, President, Chief Financial Officer, Secretary, & Treasurer - Mr. Fossen has served as Chief Financial Officer, Secretary, Treasurer and Director since 1997 and president since March 2001. He has specialized financial reporting systems experience gained from working in various locations for Texas Instruments, including Tokyo, Nice, Dallas, and Austin. He earned his B.B.A. degree from University of Texas, Austin, and his M.B.A. from University of North Texas, where he also received the Outstanding M.B.A. Candidate in Finance Award and the Financial Executive Institute Award.

     Mary M. Pohlmeier, Director - Ms. Pohlmeier has served as a director since 1991. Ms. Pohlmeier is the Senior Project and Process Specialist for Frito-Lay's billion dollar Cheetos Brand. She has spent the last 20 years at Frito-Lay in numerous roles and responsibilities; first in Technology and then in Operations. She has provided direction for the development of new products and most recently lead successful productivity efforts on the highly successful, billion dollar Cheetos brand. Ms. Pohlmeier earned her B.S. and M.S. degrees from the University of Nebraska, Lincoln, has attended St. Louis University graduate school and has published numerous scientific papers.

     Robin M. Sandifer, Director - Mr. Sandifer has served as a director since 1997. Mr. Sandifer has had a successful career in the food industry. He was the past Director Of The Sausage Division of Wilson Foods, a segment with $250 million in annual sales and operations in eleven processing plants. Following this, in 1979 he was one of the founders of an Ohio ham processing company, Honey Creek Provisions Company, that was later sold to Swift Eckridge, which is now owned by ConAgra. Since 1982, Mr. Sandifer has been the president and CEO of Texamerican Food Marketing, Inc.; a company owned by he and his wife. He earned his B.S. Degree in Economics from Iowa State University.


Compliance With Section 16(a) Of The Exchange Act

     Not Applicable


Code of Ethics

     The Company has not adopted a code of ethics for its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The Company intends to create and adopt its code of ethics after acquiring one or more operations so that management at different levels can be included in the process.


ITEM 10. EXECUTIVE COMPENSATION

Summary Compensation Table

     The following table sets forth information concerning cash and non-cash compensation paid or accrued by the Company and its subsidiaries to or on behalf of the Company's Chief Executive Officer, William J. Fossen, and the named officer during the three years ended December 31, 2003. No other executive officer of the Company received, or had accrued on his or her behalf, total compensation exceeding $100,000 during such periods.


                                          Annual Compensation     Long-term Compensation
                                          ---------------------  --------------------------------
                                                                   Securities
                                Fiscal               Underlying   All Other
Name and Principal Position     Year      Salary        Bonus    Options Granted     Compensation
---------------------------     -----     --------------------   ---------------     ------------

                                               ($)         ($)        (#)                ($)
William J. Fossen               (1) 2003  $  63,058 (2)  $ -0-          -0- (3)      $   -0-
Chairman & CEO                  (1) 2002  $  23,698 (2)  $ -0-    5,300,000 (3)      $12,000 (7)
                                (1) 2001  $  36,000 (2)  $ -0-          -0- (3)      $   -0-

Matthew W. Fossen               (4) 2003  $  43,351 (5)  $ -0-          -0- (6)      $   -0-
President, Secretary            (4) 2002  $  19,261 (5)  $ -0-    2,800,000 (6)      $   -0-
Treasurer, CFO                  (4) 2001  $  60,000 (5)  $ -0-          -0- (6)      $   -0-


(1) The aggregate cash remuneration to William J. Fossen, chairman & CEO, during 2001, 2002 and 2003 was $36,000, $23,698 and $63,058 respectively excluding $12,000 in medical benefits in 2002.
(2) The amounts above exclude total accrued salaries at December 31, 2003 not paid of approximately $1,145,339 including $0, $0, and $181,500 accrued during 2003, 2002 and 2001 respectively.
(3) The year 2002 option shares consist of two options granted on January 2, 2002; one for 5,000,000 common shares and another option for 300,000 shares. Each of these options is exercisable at the rate of $0.20 per share for five years and is earned at the rate of 25% each 90 days after the grant date.
(4) The aggregate cash remuneration to Matthew W. Fossen, president, secretary, treasurer, CFO and board member, during 2001, 2002 and 2003 consisted of $60,000, $19,261 and $43,351 respectively.
(5) The amounts above exclude total accrued salaries at December 31, 2003 not paid of approximately $441,960 including $0, $0, and $82,500 accrued during 2003, 2002 and 2001 respectively.
(6) The year 2002 option shares consist of two options granted on January 2, 2002; one for 2,500,000 common shares and another option for 300,000 shares. Each of these options is exercisable at the rate of $0.20 per share for five years and is earned at the rate of 25% each 90 days after the grant date.
(7) This amount represents medical costs that were paid on behalf of William J. Fossen.


Option/SAR Grants Table

The  following  table sets forth the options  and/or stock  appreciation  rights
(SARs) made during the last completed fiscal year to each of the named executive officers.

                     OPTIONS/SAR GRANTS IN LAST FISCAL YEAR
--------------------------------------------------------------------------------------------------------------------
Name                  Number of             Percent of total           Exercise or               Expiration
                      securities            options/SARs               base price                Date
                      underlying            granted to                 ($/Share)
                      options/SARs          employees in
                      granted (#)           fiscal year

(a)                   (b)                     (c)                      (d)                      (e)
--------------------------------------------------------------------------------------------------------------------
None

Aggregated Option/SAR Exercises in Last Fiscal Year and Fiscal Year-End Option/SAR Values Table
--------------------------------------------------------------------------------------------------------------------
Name                  Shares acquired       Value                      Number of
                      On exercise           Realized                   securities                Value of
                      (#)                   ($)                        underlying                unexercised in-
                                                                       unexercised               the-money
                                                                       options/SARs at           options/SAR at
                                                                       FY-end(#)                 FY-end ($)
                                                                       Exercisable/              Exercisable/
                                                                       Unexercisable             Unexercisable

(a)                   (b)                     (c)                     (d)                       (e)
--------------------------------------------------------------------------------------------------------------------

William J. Fossen       n/a                   n/a                      11,800,000(EX)                n/a
CEO                                                                           -0-(UN)

Matthew W. Fossen       n/a                   n/a                      4,900,000 (EX)                n/a
CFO                                                                          -0- (UN)


(EX) = Exercisable
(UN) = Un-exercisable

Compensation of Directors

     1. Standard Arrangements. The Directors of the Company are not paid any fee for their services in such capacity on a regular plan.

     2.   Other Arrangements. None.

Employment  Contracts  and  Termination  of  Employment  and   Change-in-Control
Arrangements

     The Company has no employment contracts with any of its present executive officers and has no plans or arrangements with respect to payments resulting from the resignation, retirement or any other termination of a named executive officer's employment or from a change-in-control of the Company. The Company does have past due salaries accumulating to William J. Fossen and Matthew W. Fossen of approximately $1,145,000 and $442,000 respectively.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
         RELATED STOCKHOLDER MATTERS

                             PRINCIPAL SHAREHOLDERS
                                December 31, 2003

     The following tables set forth the names of the persons who own common stock of the Company of 5% or more, of record or beneficially (list a.) and all officers and directors of the Company and all officers and directors as a group
(list b.). The ownership of shares is direct unless otherwise indicated. The address of G. David Henry is located in footnote (5). The address for all others is C/O Viking Capital Group, Inc., 5420 LBJ Freeway, Suite 300, Dallas, TX
75240.

------------------------------------------------------------------------------------------------------------------------------------
                                           Common Shares (Class A) and Percentages Owned
------------------------------------------------------------------------------------------------------------------------------------
Name                                              Shares Owned    Percent of            Shares Owned     Percent Of      Additional
                                             Excluding Options     Class (1)       Including Options      Class (2)           Notes
                                                                                  Exercisable Within
                                                                                             60 Days
---------------------------------------- ---------------------- ------------- ----------------------- -------------- ---------------
a. Security ownership of certain beneficial owners
------------------------------------------------------------------------------------------------------------------------------------
Matthew W. Fossen                                      975,127          1.7%               5,875,127           9.2%             (3)
---------------------------------------- ---------------------- ------------- ----------------------- -------------- ---------------
William J. Fossen                                    2,585,750          4.4%              14,385,750          20.4%             (4)
---------------------------------------- ---------------------- ------------- ----------------------- -------------- ---------------
G. David Henry                                       4,631,167          7.9%              10,186,723          15.8%             (5)
---------------------------------------- ---------------------- ------------- ----------------------- -------------- ---------------

b. Security ownership of management
------------------------------------------------------------------------------------------------------------------------------------
Matthew W. Fossen                                      975,127          1.7%               5,875,127           9.2%             (3)
---------------------------------------- ---------------------- ------------- ----------------------- -------------- ---------------
William J. Fossen                                    2,585,750          4.4%              14,385,750          20.4%             (4)
---------------------------------------- ---------------------- ------------- ----------------------- -------------- ---------------
Mary M. Pohlmeier                                    1,227,291          2.1%               2,377,291           4.0%             (6)
---------------------------------------- ---------------------- ------------- ----------------------- -------------- ---------------
Robin M. Sandifer                                      687,701          1.2%               1,587,701           2.7%             (7)
---------------------------------------- ---------------------- ------------- ----------------------- -------------- ---------------
All Officers & Directors As A Group                  5,475,869          9.3%              24,225,869          31.3%             (8)
---------------------------------------- ---------------------- ------------- ----------------------- -------------- ---------------


(1)  Based on 58,762,251 shares outstanding at December 31, 2003.
(2) Based on 58,762,251 shares outstanding at December 31, 2003 plus, individually, for each individual and for All Officers & Directors As A Group, shares represented by options that are exercisable within 60 days as indicated in the footnotes below.
(3) Includes 4,900,000 shares that may be acquired by M. W. Fossen upon the exercise of options as follows: 1,100,000 shares at $1.00; 1,000,000 shares at $0.25; 2,800,000 shares at $0.20.
(4) Includes 11,800,000 shares that may be acquired by W. J. Fossen upon the exercise of options as follows: 500,000 shares at $1.00; 5,000,000 shares at $0.75; 1,000,000 shares at $0.25; 5,300,000 shares at $0.20. Excludes shares held by W. J. Fossen's adult children to which W. J. Fossen disclaims beneficial ownership.
(5) Includes 5,555,556 shares that may be acquired by G. D. Henry upon the exercise of options at $0.09. G. D. Henry's address is 2611 Kelliwood Lakes Dr., Katy, TX 77450.
(6) Includes 1,150,000 shares that may be acquired by M. M. Pohlmeier upon the exercise of options as follows: 350,000 shares at $1.00; 500,000 shares at $0.25; 300,000 shares at $0.20.
(7) Includes 900,000 shares that may be acquired by R. M. Sandifer upon the exercise of options as follows: 100,000 shares at $1.00; 500,000 shares at $0.25; 300,000 shares at $0.20.
(8) Includes 18,750,000 shares that may be acquired upon the exercise of options by All Officers and Directors As A Group as indicated in the footnotes above.

Class B Common: William J. Fossen owns 100,000 shares of the Class B Common Stock. This ownership represents 100% of all the authorized and issued Class B Common shares. The Class B Common is entitled to elect a majority of the directors. The creation and issuance of these shares to William J. Fossen was approved by the shareholders at the Annual Meeting of the Shareholders held in 1995.

For information regarding securities authorized for issuance under equity compensation plans, refer to ITEM 5. above.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

For related parties as of December 31, 2003:

    During 2003 and 2002, Viking borrowed $500,000, and $-0-, respectively, from
G. David Henry, who became a related party during 2003 due to his status as a 10%+ beneficial owner of the Company by virtue of his stock purchases and options holdings. The note is for 10 years, bears interest at 12% to be paid semiannually with the first year prepaid, and calls for principal to be payable in five equal $100,000 installments beginning on the sixth anniversary of the note. During 2003, G. David Henry also purchased a total of 1,900,000 common restricted shares for $91,000 and received a five-year stock option for 5,555,556 common restricted shares exercisable at $0.09 per share. During 2002,
G. David Henry purchased 1,250,000 common restricted shares for $100,000. At December 31, 2003 and 2002, Viking had principal and accrued interest payable to
G. David Henry totaling $500,000 and $-0-, respectively.

    During 2003 and 2002, Viking borrowed $103,000 and $65,000, respectively, from R. M. Sandifer and/or his company Texamerican Food Marketing, Inc.(Texamerican). R. M. Sandifer is a member of the Board of Directors of the Company. The loans, bearing interest at 12%, are due within one year or on demand. At December 31, 2003 and 2002, Viking had notes and accrued interest payable to this related party totaling approximately $178,000 and $120,000, respectively. During 2003 and 2002, Viking also borrowed $ -0- and $60,000, respectively, from a family member of R. M. Sandifer's who works at Texamerican. These notes bear interest at 12% and are due within one year. At December 31, 2003 and 2002, Viking had notes and accrued interest payable to this family member of R .M. Sandifer totaling approximately $63,000 and $63,000, respectively.

    As of December 31, 2003 and 2002, total principal and accrued interest due to all related parties was $758,000 and $211,000 respectively. During 2003 and 2002, total principal and interest repaid to all related parties in cash was $126,000 (including $60,000 of prepaid interest related to the Henry note) and $-0-, respectively.

     On December 5, 2003, the Company announced a letter of intent to purchase Texamerican Food Marketing, Inc. from R. M. Sandifer, a member of the board of directors of Viking. Texamerican is owned equally by R. M. Sandifer and his wife. The unaudited revenues of Texamerican during year 2003 were approximately $7.1 million versus the projected $7.2 million contained in the press release. The proposed acquisition carries a purchase price of $3.5 million cash and 10 million common restricted shares. The acquisition is active and is pending financing.

     As of December 31, 2003 and 2002, the Company had accrued salaries payable to M. W. Fossen and W. J. Fossen totaling $1,587,000 and $1,587,000, respectively. Salary accrual for these officers and directors ended in 2001. During 2003 and 2002, Viking loaned a total of $ -0- and $46,000, respectively, to M. W. Fossen and W. J. Fossen. The loans, bearing interest from 6% to 8%, are due on demand and are unsecured. At December 31, 2003 and 2002, total principal and interest receivable from these related parties was $121,000 and $113,000, respectively.

For related parties as of December 31, 2002 for year 2002 transactions not included above: Note that all of the entities discussed below were sold during the first quarter of 2003.

    At December 31, 2002, amounts due from related parties to Fei Yun totaled $687,000. This balance was due to Golden Horse from China Land, an entity related to a shareholder of Golden Horse. These amounts were unsecured, bore no interest and had no fixed terms of repayment.

    In connection with the Fei Yun acquisition, the Company, at the Fei Yun level, obtained two notes receivable totaling $11,165,000 from officers of Fei Yun. At December 31, 2002, the Company had accrued interest income of $464,000 related to these notes receivable that was included in the notes receivable balance. The first note receivable totaled $6,482,544. This note bore interest, payable annually, at 4%. The first principal payment equaling 50% of the note balance was due 5 years from the date of the note (or July 2006) with the remaining principal balance due 10 years from the date of the note (2011). This note contained an option for the Company to purchase 40% of the common ownership of Heibei Kangshun FeiYun Organic Waste Processing Company, Ltd. for consideration consisting of the surrender of the note receivable.

     The second note receivable totaled $5,148,060. This note bore interest, payable annually, at 4%. The first principal payment equaling 50% of the note balance was due 5 years from the date of the note (or July 2006) with the remaining principal balance due 10 years from the date of the note (2011). This note contained an option for the Company to purchase 33 1/3% of the common ownership of Beijing Anhua Office Building Co., Ltd. for consideration consisting of the surrender of the note receivable.

    At December 31, 2002, amounts due to related parties from Fei Yun totaled $1,523,000. This balance included $24,500 that was advanced from Golden Horse International and $1,498,500 that was advanced from an entity that acts as a property manager for Golden Horse.


ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

a)       Exhibits

Exhibit
Number                     Description of Exhibit                          Note
-------                    ----------------------                          ----

   2.1   Contract  for  acquisition  of 25% of  Beijing  Fei Yun Viking
         Enterprises Co., Ltd                                             (iii)
   2.2   Contract for  acquisition of additional 71% of Beijing Fei Yun
         Viking Enterprises Co. Ltd.                                      (iii)
   2.3   Contract  for  disposition  of 96% of  Beijing  Fei Yun Viking
         Enterprises Co. Ltd.                                             (v)
   3.1   Amended  and  Restated  Articles  of  Incorporation  of Viking
         Capital Group, Inc.                                              (ii)
   3.2   Amendment to Amended and Restated Articles of Incorporation of
         Registrant                                                       (iv)
   3.3   Bylaws of Viking Capital Group, Inc. as amended                  (i)
   4.1   Specimen Common Stock Certificate                                (i)
   4.2   Specimen Preferred Stock Certificate                             (i)
  10.1   1996 Stock Option Plan of the Registrant  Filed on Form 14A in
         1996                                                             (ii)
  16.1   Notice and letter  from  auditor  that King  Griffin & Adamson
         P.C.  resigned to allow its successor  entity KBA Group LLP to be engaged as the Registrant's independent public accountants.
         Filed on Form 8-K March 7, 2003.                                 (viii)
  21.1   List of Subsidiaries
  31.1   Section 302 Certification Of Chief Executive Officer
  31.2   Section 302 Certification Of Chief Financial Officer
  32.1 Section 906 Certification Of Chief Executive Officer and Chief Financial Officer
  99.1   Press Release Re: Sale of Fei YunViking  Enterprises  Company,
         Ltd.  filed on Form 8-K on February 3, 2003 with an event date
         of January 31, 2003.                                             (vi)
  99.2   Presse  Release Re:  Letter of Intent to purchase  Texamerican
         Food Marketing, Inc.                                             (vii)

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

(vi) Incorporated by reference pursuant to Exchange Act Rule 12b-23 to such Form 8-K filing filed on February 3, 2003 with event date January 31, 2003.
(vii) Incorporated by reference pursuant to Exchange Act Rule 12b-23 to such Form 8-K filing filed on December 5, 2003 with event date December 5, 2003.
(viii) Incorporated by reference pursuant to Exchange Act Rule 12b-23 to such Form 8-K filing filed on March 7, 2003 with event date March 1, 2003.

b) During the fourth quarter of 2003, the Registrant filed on a Form 8-K dated December 5, 2003, a company press release regarding the signing of a letter of intent to purchase Texamerican Food Marketing, Inc., a company controlled and operated by Robin Sandifer, a director of Viking Capital Group, Inc.


ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

     Audit Fees KBA Group LLP's fees billed for our annual audit and review of interim financial statements were $103,000 in 2003 and $138,000 in 2002 including audit costs in China.

     Audit-Related Fees In addition to the audit fees, KBA Group LLP's fees billed for other audit related services, were $3,000 in 2003 and $17,000 in 2002. The services provided in exchange for these fees included, but is not limited to, audit of companies acquired and review of other financial reports on Form 8-K.

     Tax Fees KBA Group LLP's fees billed for professional services rendered for tax compliance, tax advice and/or tax planning were $5,000 in 2003 and $11,000 in 2002. The services provided in exchange for these fees were primarily preparation of U.S. Federal Income Tax Returns and State of Texas Franchise Tax returns.

     All Other Fees        N/A

     Pre-approval Policy The Company is not required to have and does not have an audit committee at this time.






              (The remainder of this page is blank intentionally.)

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 VIKING CAPITAL GROUP, INC.


                                                 By/s/ Matthew W. Fossen
                                                   --------------------------
                                                    Matthew W. Fossen
                                                    President

Dated:   April 13, 2004

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                              Title                          Date
---------                              -----                          ----



/s/ William J. Fossen         Chairman of the Board              April 13, 2004
-------------------------     and Chief Executive Officer
                              (Principal Executive Officer)

/s/ Matthew W. Fossen         President, Director, CFO           April 13, 2004
-------------------------     Secretary, Treasurer

/s/ Mary M. Pohlmeier         Director                           April 13, 2004
-------------------------
Mary M. Pohlmeier


/s/ Robin M. Sandifer         Director                           April 13, 2004
-------------------------
Robin M. Sandifer

                      CONSOLIDATED FINANCIAL STATEMENTS AND
               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

                   VIKING CAPITAL GROUP, INC. AND SUBSIDIARIES

                           DECEMBER 31, 2003 AND 2002

                   VIKING CAPITAL GROUP, INC. AND SUBSIDIARIES


                                    CONTENTS




                                                                         PAGE

Report of Independent Certified Public Accountants........................F-3

Financial Statements

     Consolidated Balance Sheets at December 31, 2003 and 2002............F-4

     Consolidated Statements of Operations
         for the years ended December 31, 2003 and 2002 ..................F-6

     Consolidated Statement of Stockholders' Equity (Deficit)
         for the years ended December 31, 2003 and 2002...................F-8

     Consolidated Statements of Cash Flows
         for the years ended December 31, 2003 and 2002 ..................F-9

     Notes to Consolidated Financial Statements...........................F-11

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
               --------------------------------------------------


To the Board of Directors and Stockholders of Viking Capital Group, Inc.

We have audited the accompanying consolidated balance sheets of Viking Capital Group, Inc. and subsidiaries as of December 31, 2003 and 2002 and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Viking Capital Group, Inc. and subsidiaries as of December 31, 2003 and 2002 and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

As described in Note B, the accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. Management's plans addressing going concern are also described in Note B. The Company has experienced recurring losses from operations and negative cash flows from operations since its inception. As further described in Note A, the Company also disposed of its primary revenue generating assets effective January 31, 2003. Additionally, at December 31, 2003, the Company's current liabilities significantly exceeded its current liquid assets. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/s/ KBA GROUP LLP
Dallas, Texas
March 31, 2004


                   VIKING CAPITAL GROUP, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS


                                     ASSETS
                                     ------

                                                                                         December 31,
                                                                                     2003             2002
                                                                                 ------------    ------------
                                                                                        (in thousands)
CURRENT ASSETS
   Cash and cash equivalents                                                     $          4    $      1,423
   Other receivables                                                                        -             549
   Prepaid expenses                                                                        41               -
   Mortgage notes receivable                                                                -          13,226
   Notes receivable and accrued interest, (including related
     party amount of $121,000 and $113,000 at December 31,
     2003 and 2002, respectively), net of allowance of
     $428,000 and $191,000 at December 31, 2003 and
     2002, respectively                                                                   121             113
   Deposit                                                                                  -           1,210
   Real estate held for sale                                                                -          45,005
                                                                                 ------------    ------------

        Total current assets                                                              166          61,526

PROPERTY AND EQUIPMENT
   Building                                                                                 -          37,543
   Computer equipment                                                                     157             157
   Furniture and office equipment                                                          21              45
   Vehicles                                                                                 -               3
   Building improvements                                                                    -             710
                                                                                 ------------    ------------

                                                                                          178          38,458

   Accumulated depreciation and amortization                                             (174)         (2,246)
                                                                                 ------------    ------------

        Net property and equipment                                                          4          36,212

CAPITALIZED SOFTWARE, net of accumulated amortization
   of $ - at December 31, 2003 and 2002                                                    50              50

NOTES AND OTHER RECEIVABLES FROM RELATED PARTIES                                            -          12,316

INVESTMENTS IN AFFILIATES                                                                   -           1,948

LONG TERM NOTE RECEIVABLE, net of allowance                                                 -               -
  of $6,500,000 at December 31, 2003

OTHER ASSETS                                                                                4              35
                                                                                 ------------    ------------

TOTAL ASSETS                                                                     $        224    $    112,087
                                                                                 ============    ============



The  accompaning  notes are an  integral  part of these  consolidated  financial
statements.                                                                  F-4



                   VIKING CAPITAL GROUP, INC. AND SUBSIDIARIES

                     CONSOLIDATED BALANCE SHEETS - Continued


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                 ----------------------------------------------

                                                                                        December 31,
                                                                                     2003             2002
                                                                                  ----------      -----------
                                                                                        (in thousands)
CURRENT LIABILITIES
  Current maturities of long-term debt and other current debts
     (including $219,000 and $188,000 due to related parties at
     December 31, 2003 and 2002, respectively),  net of unamortized debt discount of $-0- and $27,000 at December 31, 2003
     and 2002, respectively                                                       $       810     $    20,147
  Accounts payable                                                                         75           9,851
  Accrued officers' salaryand payroll taxes                                             1,588           1,611
  Accrued litigation settlement                                                             -          15,600
  Other payables                                                                            -          12,085
  Due to related parties                                                                    -           1,523
  Deferred income tax liability                                                             -           8,152
  Current income taxes payable                                                              -             568
  Other accrued expenses (including $39,000 and $20,000 due to
     related parties at December 31, 2003 and 2002, respectively)                          75          10,561
                                                                                  -----------     -----------

             Total current liabilities                                                  2,548          80,098

LONG-TERM DEBT, (including $500,000 to a related
party at December 31, 2003), less current portion                                         500          25,531
                                                                                  -----------     -----------

             Total Liabilities                                                          3,048         105,629

NON-CONTROLLING INTEREST                                                                    -               -

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)
  Preferred stock $1.00 par value; 50,000,000 shares authorized:
     Series 2001 Callable Preferred Stock $1.00 par value; 5,000,000 shares authorized, -0- and 1,800,000 shares issued and outstanding at
        December 31, 2003 and 2002 (liquidation preference of
        $18,000,000 at December 31, 2002)                                                   -           1,800
  Common stock $0.001 par value; 150,000,000 shares authorized,
     58,762,251 and 69,864,951 shares issued at December 31, 2003
     and 2002, respectively                                                                59              70
  Common stock Class B $0.001 par value; 100,000 shares authorized,
     issued and outstanding                                                                 -               -
  Additional paid-in capital                                                           33,880          37,022
  Accumulated deficit                                                                 (36,763)        (29,393)
                                                                                  -----------    ------------
                                                                                       (2,824)          9,499
             Less treasury stock; -0- and 8,026,000 shares at cost
                 at December 31, 2003 and 2002, respectively                                -          (3,041)
                                                                                  -----------    ------------

             Total stockholders' equity (deficit)                                      (2,824)          6,458
                                                                                  ------------   ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                              $       224    $    112,087
                                                                                  ===========    ============


The  accompaning  notes are an  integral  part of these  consolidated  financial
statements.                                                                  F-5


                   VIKING CAPITAL GROUP, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                Years Ended December 31,
                                                                                   2003           2002
                                                                               -----------    -----------
                                                                      (in thousands, except earnings per share)

REVENUE
     Rental income                                                             $       286    $     2,692
     Sales of real estate, net of sales taxes                                            -            167
     Other                                                                               -             14
                                                                               -----------    -----------
              Total revenue                                                            286          2,873

COST OF REVENUE
     Cost of real estate sales                                                           -           (750)
     Selling expenses                                                                   (7)          (254)
     Impairment of real estate held for sale                                             -         (9,059)
                                                                               -----------    -----------

              Total cost of revenue                                                     (7)       (10,063)
                                                                               -----------    -----------

GROSS PROFIT(LOSS)                                                                     279         (7,190)

GENERAL AND ADMINISTRATIVE EXPENSES                                                   (817)        (4,201)
WRITE OFF OF MORTGAGE NOTES RECEIVABLE                                                   -         (2,383)
WRITE OFF OF RECEIVABLE FROM RELATED PARTY                                               -         (1,873)
WRITE OFF OF IMPAIRED CAPITALIZED SOFTWARE                                               -           (363)
LITIGATION SETTLEMENT                                                                    -        (15,600)
                                                                               -----------    -----------

         Loss from operations                                                         (538)       (31,610)

OTHER INCOME (EXPENSE)
     Interest income (including $8,000 and $465,000 from related parties)              284            472
     Interest expense (including $28,000 and $11,000 to related parties)              (400)        (3,128)
     Write off of long-term note receivable and related
         accrued interest                                                           (6,737)             -
     Loss from equity accounted investment                                              (5)          (170)
     Other                                                                              (8)            39
                                                                               -----------    -----------

         Total other income (expense), net                                          (6,866)        (2,787)
                                                                               -----------    -----------

         Loss before provision for income taxes and non-controlling interest        (7,404)       (34,397)

INCOME TAX BENEFIT                                                                      34          5,585
                                                                               -----------    -----------

         Loss before non-controlling interest                                       (7,370)       (28,812)

NON-CONTROLLING INTEREST                                                                 -          9,313
                                                                               -----------    -----------

NET LOSS                                                                       $    (7,370)   $   (19,499)
                                                                               ===========    ===========


The  accompaning  notes are an  integral  part of these  consolidated  financial
statements.                                                                  F-6


                   VIKING CAPITAL GROUP, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF OPERATIONS - Continued




                                                                                Years Ended December 31,
                                                                                   2003           2002
                                                                               -----------    -----------
                                                                      (in thousands, except earnings per share)
EARNINGS PER SHARE:
     Basic and diluted net loss per share                                      $     (0.13)   $     (0.33)
                                                                               ===========    ===========

WEIGHTED-AVERAGE NUMBER OF SHARES
     OUTSTANDING - BASIC AND DILUTED                                                57,017         58,971
                                                                               ===========    ===========













The  accompaning  notes are an  integral  part of these  consolidated  financial
statements.                                                                  F-7


                   VIKING CAPITAL GROUP, INC. AND SUBSIDIARIES

            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                           December 31, 2003 and 2002
                                 (in thousands)

                                                                          Class B       Additional
                              Preferred Stock       Common Stock       Common Stock      Paid-in   Accumulated  Treasury
                              Shares    Amount    Shares    Amount    Shares    Amount    Capital     Deficit      Stock    Total
                             --------  --------  --------  --------  --------  --------  --------    --------    --------  --------

Balance at December 31, 2001    1,800  $  1,800    64,362  $     64       100         -  $ 36,205    $ (9,894)   $ (3,041) $ 25,134

Issuance of common stock for
  cash                              -         -     3,834         4         -         -       468           -           -       472

Issuance of common stock for
  services                          -         -     1,230         1         -         -       155           -           -       156

Cancellation of shares
  previously issued                 -         -      (300)        -         -         -       (32)          -           -       (32)

Issuance of stock options for
  services                          -         -         -         -         -         -        52           -           -        52


Issuance of common stock upon
  conversion of notes payable
  and settlement of interest due    -         -       739         1         -         -       103           -           -       104

Stock option issued with note       -         -         -         -         -         -        27           -           -        27

Beneficial conversion feature of
  notes issue                       -         -         -         -         -         -        44           -           -        44

Net loss                            -         -         -         -         -         -         -     (19,499)          -   (19,499)
                             --------  --------  --------  --------  --------  --------  --------    --------    --------  --------

Balance at December 31, 2002    1,800     1,800    69,865        70       100         -    37,022     (29,393)     (3,041)    6,458

Issuance of common stock for
  cash                              -         -     4,133         4         -         -       181           -           -       185

Issuance of common stock for
  services and accounts payable     -         -       610         1         -         -        36           -           -        37

Cancellation of shares previously
  issued in connection with
  divestiture                  (1,800)   (1,800)  (16,418)      (16)        -         -    (3,390)          -       3,409    (1,797)

Issuance of stock options for
  services                          -         -         -         -         -         -         3           -           -         3

Issuance of common stock upon
  conversion of notes payable
  and settlement of interest due    -         -       572         -         -         -        28           -           -        28

Common shares received in
  connection with the
  divestiture of Fei Yun
  and Wuxi                          -         -         -         -         -         -         -           -        (368)     (368)
Net loss                            -         -         -         -         -         -         -      (7,370)          -    (7,370)
                             --------  --------  --------  --------  --------  --------  --------    --------    --------  --------

Balance at December 31, 2003        -  $      -    58,762  $     59       100  $      -  $ 33,880    $(36,763)   $      -  $ (2,824)
                             ========  ========  ========  ========  ========  ========  ========    ========    ========  ========


The  accompanying  notes are an integral  part of these  consolidated  financial
statements.                                                                  F-8


                   VIKING CAPITAL GROUP, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                                                 Years Ended December 31,
                                                                                 2003                 2002
                                                                           --------------      --------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                                              $      (7,370)       $     (19,499)
     Non-cash charges included in operations
         Provision for doubtful notes receivable
           and related accrued interest                                            6,739                  247
         Write off of mortgage notes receivable                                        -                2,383
         Impairment of assets                                                          -                  363
         Impairment of real estate held for sale                                       -                9,059
         Write off of receivable from related party                                    -                1,873
         Gain on sale of assets                                                        -                  (26)
         Depreciation and amortization                                               176                2,105
         Amortization of deferred financing costs                                      -                   90
         Debt discount amortization                                                   27                    -
         Interest paid with promissory note                                            7                    -
         Common stock issued for services                                              9                  123
         Expenses paid with promissory note                                           43                    -
Stock options issued for services                                                      3                   52
         Loss from equity accounted affiliates                                         5                  170
         Non-controlling interest                                                      -               (9,311)
     Changes in assets and liabilities (net of effects of divestitures)
         (Increase) decrease in real estate held for sale                              -               (3,473)
         (Increase) decrease in mortgage notes receivable                             84                  188
         (Increase) decrease in accrued interest receivable                         (287)                  (7)
         (Increase) decrease in prepaid expenses                                     (41)                   -
         (Increase) decrease in other assets and receivables                          23                  (70)
         Increase (decrease) in accounts payable                                    (145)                (691)
Increase (decrease) in accrued officers' salary and
            payroll taxes                                                            (22)                  (7)
         Increase (decrease) in accrued litigation settlement                          -               15,600
         Increase (decrease) in accrued interest payable                            (111)                  24
         Increase (decrease) in other accrued expenses                               135                1,669
         Increase (decrease) in deferred income tax liability                          -               (5,585)
         Increase (decrease) in other payables                                         -                  (55)
                                                                           --------------      --------------

Net cash used in operating activities                                               (725)              (4,778)

CASH FLOWS FROM INVESTING ACTIVITIES
     Purchases of property, plant and equipment                                        -                  (72)
     Proceeds from sale of property, plant and equipment                               -                   30
     Loans made to shareholders                                                        -                  (46)
     Net advances to related parties                                                 (44)                   -
     Decrease in cash balances due to divestiture of Fei Yun Viking               (1,379)                   -
                                                                           --------------      --------------

Net cash used in investing activities                                             (1,423)                (88)


                                 - Continued -

The  accompanying  notes are an integral  part of these  consolidated  financial
statements.                                                                  F-9


                   VIKING CAPITAL GROUP, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued
                                 (in thousands)


                                                                                Years Ended December 31,
                                                                                2003                  2002
                                                                           --------------      --------------
CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from notes payable                                           $         286       $         383
     Proceeds from notes payable - related parties                                   604                 125
     Net advances to related parties                                                   -              (2,418)
     Repayments of notes payable                                                    (281)               (192)
     Repayments of notes payable - related parties                                   (65)                (46)
     Proceeds from sale of common stock                                              185                 472
     Capital contributions                                                             -                 774
                                                                           --------------      --------------

Net cash (used in) provided by financing activities                                  729                (902)
                                                                           --------------      --------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                         (1,419)             (5,768)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                     1,423               7,191
                                                                           --------------      --------------

CASH AND CASH EQUIVALENTS AT END OF YEAR                                   $           4       $        1,423
                                                                           ==============      ==============

SUPPLEMENTAL DISCLOSURES

     Cash flow information:
         Interest paid                                                     $         185       $       1,045
         Income taxes paid                                                             -                   -

     Non-cash financing activities:

         Common stock issued for:
             Repayment of notes payable                                               22                  96
             Payment of interest                                                       6                   8
             Payment of accounts payable                                              28                   -

         Common stock received for divestiture of Fei Yun Viking
             (7.0 million shares)                                                   (236)                  -
         Common stock received for divestiture of Wuxi Viking
             (1.4 million shares)                                                    604                   -
         Preferred stock received for divestiture of Fei Yun Viking
             (1.8 million shares)                                                  1,800                   -

         Note payable issued for:
             Payment of interest                                                      25                  11

         Settlement of accounts payable through
         reduction of amounts due from related party                                   -               1,914

         Beneficial conversion feature of convertible
             notes payable                                                             -                  44

         Debt discount resulting from the issuance of
             options to obtain debt financing                                          -                  27

         Long-term note receivable received in connection with
         divestiture of Fei Yun Viking                                             6,500                   -


The  accompanying  notes are an integral  part of these  consolidated  financial
statements.                                                                 F-10

                   VIKING CAPITAL GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2003 and 2002




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

Pursuant to a Stock Purchase Agreement dated August 1, 2001, Viking acquired 25% of the ownership of Beijing Fei Yun Viking Enterprises Company, Ltd. ("Fei
Yun"), with its principal place of business located in Beijing, China. Twenty-five percent of this newly formed entity was acquired for common shares of Viking. A total of 7,500,000 common shares were issued directly to Fei Yun and the remaining 14,000,000 common shares were issued to the owners of the assets that were transferred into Fei Yun in conjunction with Viking's purchase. The agreement to acquire 25% of Fei Yun was entered into on August 1, 2001 and was effective on December 3, 2001, after receiving all necessary significant approvals from the Chinese authorities. For the period from December 3, 2001 to December 27, 2001, Viking accounted for its investment in Fei Yun under the equity method. On December 27, 2001, Viking purchased an additional 71% of Fei Yun with the issuance of 1,800,000 shares of Viking's preferred stock. After the acquisition of the additional 71% interest and through the divestiture date, Viking accounted for its investment in Fei Yun under the consolidation method. The total value of the common and preferred stock issued for the acquisition of 96% of Fei Yun totaled $23,600,000. The common stock issued directly to Fei Yun is reflected as treasury stock in the accompanying consolidated financial statements at December 31, 2002.

Fei Yun owns five principal assets. Specifically, Fei Yun owns 60% of Beijing Golden Horse Great Wall Estate Construction Company, Ltd. ("Golden Horse"), 40% of Lianyugang East Sea Highway Development and Management Company, Ltd.
("Highway"), 100% of Beijing Fei Yun Viking Chemical Trading Company, Ltd. ("Chemical") which acquired certain assets and liabilities from Beijing Fei Yun Chemical Trading Company, Ltd., and two notes receivable effectively collateralized by the underlying equity of two operating companies. Golden Horse is a Sino-foreign joint venture company established on December 25, 1992. Golden Horse is the sole developer and owner of Sunshine Plaza which was developed in the Chaoyang area in Beijing China. Sunshine Plaza is a facility which includes approximately 425,000 square feet of retail space, 97,000 square feet of office space, and 980,000 square feet of condominium space. Construction of Sunshine Plaza was completed in 1999. At December 31, 2002, Golden Horse was owned 60% by Fei Yun, 20% by Golden Horse International Investment Company and 20% by Beijing Municipal Construction Engineering Corporation. Highway is engaged in the construction of a highway in the Jiangsu Province of the People's Republic of China. At December 31, 2002, Highway was 40% owned by Fei Yun, 20% by East Sea County Transportation Bureau, a government related entity ("East Sea"), 24% by Mr. Zhou Haiping (a director of Fei Yun), and 16% by Mr. Wang Jun. The highway is owned by East Sea County Transportation Bureau, and the operating rights, along with the highway tolls, were assigned to the Company for an operating period of approximately 15 years. Chemical is engaged in the trading and transportation of chemical products in the People's Republic of China. Chemical had not generated any significant revenue through the date of divestiture.

Effective January 31, 2003, pursuant to a Stock and Note Receivable For Ownership Agreement dated January 31, 2003, the Company sold its 96% ownership of Fei Yun to Beijing Fei Yun Property Development Company, Ltd. (Fei Yun Property). In exchange for the 96% ownership of Fei Yun Viking, Viking Capital Group, Inc. received 1.8 million shares of its Series 2001 Callable Preferred Shares (originally issued at $18 million), 7,000,000 common restricted shares of Viking Capital Group, Inc., a $6.5 million note receivable due from Hebei Kangshun Feiyun Organic Waste Processing Company, Ltd., and 7.5 million common shares of the Company that were held as treasury shares by Fei Yun.

                   VIKING CAPITAL GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2003 and 2002



NOTE A - BACKGROUND AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

History - Continued
-------------------

Additionally, pursuant to a stock purchase agreement dated September 3, 2001, which became effective November 29, 2001, after receiving all necessary significant approvals from the Chinese authorities, Viking acquired 25% of Wuxi Viking Garments Co., Ltd ("Wuxi"), with its principal place of business located in Wuxi, China. This entity was acquired for 1,800,000 common shares of Viking. The total value of the common stock issued for the acquisition was $540,000. Until the divesture date, Viking accounted for its investment in Wuxi using the equity method of accounting.

Effective March 28, 2003, the Company sold its 25% equity ownership position in Wuxi Viking Garment Co., Ltd. (Wuxi). Viking Capital Group, Inc. received 1.4 million of its common restricted shares in exchange for its 25% equity ownership position in Wuxi.

For the periods presented, Viking and its subsidiaries are collectively referred to as the "Company."

Basis of Presentation
---------------------

The accompanying consolidated financial statements of Viking have been prepared in accordance with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements include the assets, liabilities and operating activities of the Company's wholly-owned and majority owned subsidiaries for all periods that the company owned the subsidiaries. All material inter-company transactions with its consolidated subsidiaries and equity accounted affiliates are eliminated on consolidation, pursuant to the applicable accounting principles for consolidation and the equity method of accounting.

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

The gross amount of the assets held under capital leases amounted to $107,631 at December 31, 2003 and 2002. The accumulated amortization of the assets held under capital leases totaled $107,631 at December 31, 2003 and 2002.

                   VIKING CAPITAL GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2003 and 2002



NOTE A - BACKGROUND AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Impairment of Long-Lived Assets
-------------------------------

Effective January 1, 2002, the Company adopted the provisions of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets) ("SFAS 144"), which supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," ("SFAS 121") and accounting and reporting provisions of Accounting Principles Bulletin Opinion 30, "Reporting the Results of Operations," for a disposal of a segment. SFAS 144 develops one accounting model based on the framework established in SFAS 121 for long-lived assets to be disposed of and significantly changes the criteria that would have to be met to classify an asset as held for sale. SFAS 144 also requires expected future operating losses from discontinued operations to be displayed in the period(s) in which the losses are incurred, rather than as of the measurement date. The adoption of SFAS 144 had no effect on the Company's financial position or results of operations.

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Conditions that would necessitate an impairment assessment include material adverse changes in operations, significant adverse differences in actual results in comparison with initial valuation forecasts prepared at the time of acquisition, a decision to abandon acquired products, services or technologies, or other significant adverse changes that would indicate the carrying amount of the recorded asset might not be recoverable. Recoverability of assets held and used is measured by a comparison of the carrying amount of an asset to undiscounted pre-tax future net cash flows expected to be generated by that asset. An impairment loss is recognized for the amount by which the carrying amount of the assets exceeds the fair value of the assets. Long-lived assets held for sale are reported at the lower of cost or fair value less costs to sell.

Real Estate Held for Sale
-------------------------

Real estate held for sale through the divesture date consisted of condominium units, office units, and parking garage spaces. Real estate held for sale is reported in the balance sheet at the lower of cost or fair value less costs to sell. Real estate held for sale is assessed for impairment when management believes that events or changes in circumstances indicate that its carrying amount may not be recoverable. Based on this assessment, property that is considered impaired is written down to its fair value. Impairment losses are expensed as recognized. There were no significant sales of real estate during the years ended December 31, 2003 or 2002. Accordingly, management reviewed the real estate for impairment and determined that the value should be written down to the value that was established by the courts in a judgment that was imposed against the Company during 2002 (see Note T). Accordingly, an impairment charge of $9,059,000 was recorded in the accompanying statement of operations for the year ended December 31, 2002.

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

                   VIKING CAPITAL GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2003 and 2002


NOTE A - BACKGROUND AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Revenue Recognition
-------------------

Chemical Sales - Through the divestiture date, the Company did not generate revenues from the sale of chemical products.

Sales of Real Estate and Interest Income - Sales of real estate through the divesture date generally were accounted for under the full accrual method. Under this method, gain is not recognized until the collectibility of the sales price is reasonably assured and the earnings process is virtually complete. The sales earning process is generally considered complete upon receiving a significant deposit (defined as at least 15% of total sales price). For most sales contracts, significant deposits are received and the total sales amount is normally collected within one year. Due to the short-term nature of these sales contracts, interest income is not charged on the outstanding loan balance. When a sale does not meet the requirements for income recognition, gain is deferred until those requirements are met.

Rental Revenue - Rent through the divesture date was reported as income over the lease term as it becomes receivable according to the provisions of the lease. However, if the rentals vary from the straight-line basis, the income is recognized on a straight-line basis unless another systematic and rational basis is more representative of the time pattern in which the use benefit from the leased property is diminished, in which case that basis is used.

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

Net Loss per Common Share
-------------------------

Net loss per common share is computed by dividing the net loss during the year by the weighted average number of shares of common stock outstanding for the year. Diluted loss per share includes the effect of all dilutive options and warrants and instruments convertible into common stock. The total number of stock options, warrants and shares issuable upon conversion of notes payable excluded from the diluted computation at December 31, 2003 and 2002 (because they are anti-dilutive) was 39,882,871 and 36,825,524, respectively.

Software Development
--------------------

Software development costs have been capitalized in accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed" ("SFAS 86"). In accordance with SFAS 86, capitalization of software development costs begins upon the establishment of technological feasibility and ends when a product is available for general release to customers. Under SFAS 86, the Company must evaluate the unamortized cost of the computer software product at each balance sheet date to determine if the net realizable value is less than the unamortized cost, in which case an impairment loss must be recorded. Since there have been no sales of the software to date, and the Company currently has no sales commitments, management determined during 2002 that the net realizable value of this software is $50,000. Accordingly, the Company recognized an impairment loss for the carrying value of this asset during 2002 of approximately $363,000.

                   VIKING CAPITAL GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2003 and 2002



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

Foreign Currency Translation
----------------------------

Fei Yun's operations are conducted in the People's Republic of China. Fei Yun's local currency is the functional currency (primary currency in which business is conducted). As Fei Yun's functional currency was stable in relation to the U. S. dollar for the period since the acquisition through January 31, 2003, there is no adjustment resulting from translating the foreign functional currency assets and liabilities into U. S. dollars.

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

SFAS 148 also amends the disclosure provisions of SFAS 123 and APB Opinion No. 28, "Interim Financial Reporting," to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. While SFAS 148 does not amend SFAS 123 to require companies to account for employee stock options using the fair value method, the disclosure provisions of SFAS 148 are applicable to all companies with stock-based employee compensation, regardless of whether they account for that compensation using the fair value method of SFAS 123 or the intrinsic value method of APB Opinion No. 25, "Accounting for Stock Issued to Employees" ("ABP 25"). Under APB 25, if the exercise price of an employee's stock option equals or exceeds the market price of the underlying stock on the date of grant, no compensation expense is recognized. As permitted by SFAS 123, the Company has elected to continue to utilize the accounting method prescribed by APB 25 and has adopted the disclosure requirements of SFAS 123 and SFAS 148 as of December 31, 2003 and 2002.



                   VIKING CAPITAL GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2003 and 2002



NOTE A - BACKGROUND AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Stock Based Compensation - Continued

The following table summarizes relevant information as to the reported results under the Company's intrinsic value method of accounting for stock awards, with supplemental information as if the fair value recognition provision of SFAS 123, as amended by SFAS 148 had been applied for the years ended December 31, 2003 and 2002:

                                                          Year Ended          Year Ended
                                                         December 31,        December 31,
                                                             2003                2002
                                                         ------------        ------------
                                                     (in thousands, except earnings per share)

Net loss attributable to common
    stockholders, as reported                             $    (7,370)       $    (19,499)
Add:  Stock-based employee compensation
    expense included in reported net loss                           -                   -
Deduct:  Stock-based employee compensation expense
    determined under fair value based method                      (68)             (1,449)
                                                          ------------       ------------

Pro forma net loss                                        $    (7,438)       $    (20,948)
                                                          ===========        ============

Net loss per share --
    As reported
      Basic                                               $     (0.13)       $     (0.33)
                                                          ===========        ===========
      Diluted                                             $     (0.13)       $     (0.33)
                                                          ===========        ===========
    Pro forma
      Basic                                               $     (0.13)       $     (0.36)
                                                          ===========        ===========
      Diluted                                             $     (0.13)       $     (0.36)
                                                          ===========        ===========


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

                   VIKING CAPITAL GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2003 and 2002


NOTE B - GOING CONCERN UNCERTAINTY

The consolidated financial statements have been prepared on the assumption that the Company will continue as a going concern. The Company has experienced recurring losses from operations and negative cash flows from operations, since its inception. Additionally, as further described in Note A, the Company disposed of its primary revenue generating assets effective January 31, 2003. Also, at December 31, 2003 the Company's current liabilities significantly exceeded its current liquid assets. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

The Company plans to reduce current debt levels and related interest expense through negotiations with debt holders although the likelihood of success of the negotiations can not be predicted at this time. In the meantime, the Company will continue to incur expenses relating to corporate overhead and activities in connection with considering additional investment opportunities. As further described in Note A, the Company disposed of its foreign operations on January 31, 2003 and March 28, 2003. These disposals reduced the corporate overhead expenses of the Company; however, the Company has been and continues to be dependent upon outside financing in the form of debt and equity to perform its business development activities and cover current overhead expenses. Although the Company has been successful raising capital in the past, if the Company is unable to raise capital, it may be required to sell additional assets. Such actions could have a material adverse effect on the Company's business and operations.

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


NOTE C - NON-CONTROLLING INTEREST

Non-controlling interest of $ - at December 31, 2002 represents the cumulative non-controlling interests in Viking's ownership in Fei Yun and Fei Yun's minority portion of its less than 100% owned subsidiaries. For the year ended December 31, 2002, the losses attributable to the non-controlling interest were greater than the investment by the non-controlling parties. Accordingly, the non-controlling interest in the balance sheet was reduced to zero with the excess losses absorbed by the Company.

NOTE D - LONG-TERM NOTE RECEIVABLE AND RELATED ALLOWANCE

As part of the disposition of Fei Yun on January 31, 2003, the Company received a $6.5 million note receivable from Hebei Kangshun Feiyun Organic Waste Processing Company, Ltd. ("Organic Waste Company"). This note receivable bears interest at 4% to be received annually. One-half of the principal balance of the note is due five years from the date of the note with the remaining one-half receivable ten years from the date of the note. This note is effectively collateralized by a 40% ownership interest in the Organic Waste Company. The Company did not receive the first annual interest payment on this note. Accordingly, bad debt expense of $237,000 was recorded to provide for the potential non-receipt of this interest income recognized during 2003. Additionally, the Company has recorded an allowance for doubtful receivables of $6,500,000 due to the uncertainty of its ability to collect the amount due or to obtain its collateral interest in the underlying operating company. Since the Company did not collect the interest payment on the long-term note receivable as required by the note agreement, no further interest income will be recognized related to this note receivable after December 31, 2003, until receipt of the interest income.

                   VIKING CAPITAL GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2003 and 2002



NOTE E - INVESTMENT IN AFFILIATES ACCOUNTED FOR UNDER THE EQUITY METHOD

During November 2001, the Company acquired a 25% ownership interest in Wuxi, a Chinese corporation, which is accounted for under the equity method of accounting. This equity accounted affiliate is engaged in operating garment factories in China. The Company's equity accounted income (loss) of Wuxi was not significant from its acquisition date through the date of disposition, March 28, 2003.

Through its acquisition of Fei Yun in December 2001, the Company acquired a 38% effective ownership interest in Highway, which is accounted for under the equity method. This equity accounted affiliate is engaged in the construction of a highway in the Jiangsu Province of the People's Republic of China. There was no significant operating activity from the date of acquisition through the date of disposition, January 31, 2003.

NOTE F - MORTGAGE NOTES RECEIVABLE

Mortgage notes receivable result from the sale of apartments, parking spaces and office spaces. These mortgage notes receivable do not have specified interest rates or repayment dates; however, they are normally collected within one year, and thus due to their short-term nature, interest income is not charged on the outstanding note balance.

During 2002, a real estate sales transaction previously recorded during the year ended December 31, 2001 was cancelled. This cancellation of the sale resulted in the Company increasing its real estate held for sale by the net realizable value of the real estate and recording a resulting loss of $2,383,000, which is shown as a separate line item on the statement of operations for the year ended December 31, 2002.

Mortgage notes receivable consist of the following at December 31, 2002 (in thousands):

     Apartment units                                           $       13,226
     Parking spaces                                                         -
     Office units                                                           -
                                                               --------------

     Total mortgage notes receivable                           $       13,226
                                                               ==============


NOTE G - REAL ESTATE HELD FOR SALE

At December 31, 2002, real estate held for sale consists of the following (in thousands):

     Apartment units                                           $       38,180
     Office units                                                       2,056
     Parking garage spaces                                              4,769
                                                               --------------

     Total                                                     $       45,005
                                                               ==============

As further discussed in Note A, during 2002, the Company wrote down certain of its real estate held for sale to its estimated net realizable value. This write down resulted in a charge to operations of approximately $9,059,000.


                   VIKING CAPITAL GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2003 and 2002



NOTE H - NOTES PAYABLE

The following is a summary of long-term debt and other current debts at December
31, 2003 and 2002 (in thousands):

                                                                                    2003         2002
                                                                                 ---------    ---------
Notepayable to Bank of China, interest payable quarterly
   at 5.94%; 5% of the principal currently in default and
   due on demand with the remaining amount due on
   December 31, 2004, secured by a portion of the building                       $       -    $  26,971

Notepayable to Industrial and Commercial Bank of China,
   bearing interest at 3.375%, with an extended maturity date of September 30, 2000,  currently in default and due on demand,
   secured by a portion of the building and real estate held for sale                    -       18,012

Notes payable to various investors (including $219 and $188 to related parties and of which $746 and $654 are convertible notes payable), bearing interestfrom 10% to 14% due through 2004 or on demand,
   secured by assets of Viking (net of unamortized debt discount of $ - and
   $27 at December 31, 2003 and 2002, respectively)                                    810          695

Notepayable to a related party, interest payable semi-annually with the first year of interest prepaid at 12%, 1/5 of the principal balance payable on the
   6th anniversary date of the note with 1/5 due annually thereafter through
   June 2013, unsecured                                                                500            -
                                                                                 ---------    ---------

                                                                                     1,310       45,678

 Less current maturities of notes payable                                              810       20,147
                                                                                 ---------    ---------

 Long-term debt                                                                  $     500    $  25,531
                                                                                 =========    =========

The following are maturities of long-term debt for each of the next five years ended December 31, (in thousands):

                  2004                                                           $       -
                  2005                                                                   -
                  2006                                                                   -
                  2007                                                                   -
                  2008                                                                   -
                  Thereafter                                                           500
                                                                                 ---------
                                                                                 $     500


During the year ended December 31, 2003 the Company entered into new convertible notes or renewed existing convertible notes totaling $1,021,729. All outstanding convertible notes at December 31, 2003 mature in 2004 or are due on demand, bear interest ranging from 10% to 12% and are secured by the assets of Viking, except for a $100,000 note which is secured by 200,000 free trading shares owned by directors and shareholders of the Company. Interest payments on these notes are due quarterly or at the end of the term of the note. During 2003, notes payable totaling $23,200 and related accrued interest of $5,420 were converted to 572,396 common shares.

                   VIKING CAPITAL GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2003 and 2002



NOTE H - NOTES PAYABLE (Continued)

During the year ended December 31, 2002 the Company entered into new convertible notes or renewed existing convertible notes totaling $856,653. All outstanding convertible notes at December 31, 2002 matured in 2003 or on demand, bore interest ranging from 10% to 14% and were secured by the assets of Viking, except for a $100,000 note which was secured by 200,000 free trading shares owned by directors and shareholders of the Company. Interest payments on these notes were due quarterly or at the end of the term of the note. During 2002 notes payable totaling $96,000 and related accrued interest of $8,040 were converted to 738,800 common shares.

At December 31, 2003, the Company had approximately $746,000 of convertible notes outstanding that have the option to convert into common shares at a rate ranging from $0.05 - $0.20 per share. If converted, approximately $57,000 of these notes carry an additional option to purchase the same number of common shares which the holder was originally entitled to receive if the notes were converted to equity, with exercise prices ranging from $0.18 - $0.25 per share. All options, if the notes are converted, are exercisable for a period of one year from conversion. The Company records a charge for the fair value of beneficial conversion features as the notes are originated, if applicable. During 2003, no new notes were issued with beneficial conversion features.

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


NOTE I - OTHER PAYABLES

At December 31, 2002, other payables consist of the following (in thousands):

     Refunds due resulting from incompleted sales contracts       $       7,293
     Deposits                                                             3,152
     Other                                                                1,640
                                                                  -------------

                                                                  $      12,085


                   VIKING CAPITAL GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2003 and 2002



NOTE J - INCOME TAXES

The Company's subsidiary entity, Fei Yun was not subject to any income taxes in the United States, but was subject to income taxes within the People's Republic of China generally at 33%. The $34,000 and $5,585,000 benefit recorded in 2003 and 2002, respectively is for foreign deferred income taxes.

Deferred tax assets and liabilities at December 31, 2003 and 2002 are as follows
(in thousands):

     United States Taxes:

                                                                                  2003               2002
                                                                             -------------      -------------

         Current deferred tax asset                                          $         605      $         605
         Valuation allowance for current deferred tax asset                           (605)              (605)
                                                                             -------------      -------------

         Net current deferred tax asset                                      $           -      $           -
                                                                             =============      =============

         Non-current deferred tax asset                                              6,551              4,085
         Non-current deferred tax liability                                              -                 (2)
                                                                             -------------      -------------

         Net non-current deferred tax asset                                          6,551              4,083
         Valuation allowance for non-current deferred tax asset                     (6,551)            (4,083)
                                                                             -------------      -------------

         Net non-current deferred tax asset                                  $           -      $           -
                                                                             =============      =============


     Chinese Taxes:
                                                                                  2003               2002
                                                                             -------------      -------------


         Current deferred tax asset                                          $           -      $       7,907
         Current deferred tax liability                                                  -            (16,059)
                                                                             -------------      -------------

         Net current deferred tax liability                                  $           -      $      (8,152)
                                                                             =============      =============


                   VIKING CAPITAL GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2003 and 2002


NOTE J - INCOME TAXES (Continued)

Differences between the statutory federal income tax rate and the effective rate for the years ended December 31, 2003 and 2002 (excluding extraordinary item in 2002) are as follows:


                                                            2003         2002
                                                         ----------   ----------

Income tax benefit at statutory rate                         34.00%       34.00%
         Loss on equity accounted investments                (0.02)       (2.09)
         Change in valuation allowance                      (33.33)       (3.10)
         Permanent differences (primarily stock based
             compensation differences)                       (0.01)       (0.77)
         Rate differential on PRC losses                     (0.02)        0.00
         Other                                               (0.16)       (3.62)
                                                         ----------   ----------

             Effective income tax rate                        0.46%       24.42%
                                                         ==========   ==========

United States Taxes

The non-current deferred tax asset results from the tax benefit of the net operating losses. The current deferred tax asset includes the accrual of officers' salary for financial reporting purposes not deducted for federal income tax reporting purposes until paid and the allowance for doubtful accounts, which is not deducted for federal income tax reporting purposes.

The Company has operating loss carryforwards available in the United States totaling approximately $19,268,000, subject to limitations under Section 382 of the Internal Revenue Code that are available to offset its future income tax liability. The net operating loss carryforwards expire as follows (in thousands):

                      Year 2004                      $       21
                      Year 2005                               -
                      Year 2006                             168
                      Year 2007                             206
                      Year 2008                             450
                      Year 2009                             504
                      Year 2010                           1,443
                      Year 2011                             977
                      Year 2012                           1,572
                      Year 2013                           1,273
                      Year 2014                           1,637
                      Year 2015                           1,042
                      Year 2021                           1,020
                      Year 2022                           1,702
                      Year 2023                           7,253
                                                     ----------

                                                     $   19,268

Chinese Taxes
-------------

The deferred tax assets and liabilities relate to differences in timing of revenue and expense items for financial reporting and tax reporting purposes.

                   VIKING CAPITAL GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2003 and 2002



NOTE J - INCOME TAXES (Continued)

As further described in Note B, realization of the benefit of these net operating loss carryforwards and other deferred tax assets appear uncertain. Accordingly, a valuation allowance of $7,156,000 has been recorded at December 31, 2003. The valuation allowance increased by $2,468,000 and $708,000 during the years ended December 31, 2003 and 2002, respectively.


NOTE K - COMMITMENTS AND CONTINGENCIES

Leases
------

During 1996, the Company entered into operating lease agreements for office space and certain computer equipment. The office lease expired on December 31, 2002 and the Company is now leasing their space on a month-to-month basis. Gross rental expense was $44,450 and $286,560 in 2003 and 2002, respectively, offset by $1,500 and $181,508 of rental income in 2003 and 2002, respectively, received under a sub-lease of part of the office space.


NOTE L - COMMON STOCK

In 1995, the Company amended its Articles of Incorporation to authorize the issuance of 100,000 shares of Class B Common Stock with a par value of $.001. All 100,000 shares were issued in 1995 to an officer of Viking for services provided. The Class B shares hold the right to elect a majority of Viking's Board of Directors, effectively functioning as an "anti-takeover" provision against any unwelcome acquisition or merger attempts for or with Viking. At the same time, the Company increased its authorized Class A common shares from 50,000,000 to 150,000,000.


NOTE M - PREFERRED STOCK

As of December 20, 2001, the Company created a new series 2001 Callable Preferred Stock (callable at any time by the Company), with a par value of $1 and 5,000,000 authorized shares. This Callable preferred stock has 0% dividend rate and is convertible into common stock at a rate of $5 per share of common stock with a $10 liquidation preference per share. Total authorized preferred stock at December 31, 2003 and 2002 is 50,000,000 shares. The Board of Directors has the discretion to attach any dividend rate and/or conversion privilege at the time of issuance of a new series.


NOTE N - STOCK OPTIONS

Effective July 1996, the Board of Directors approved a qualified employee stock option plan for the Company (the "Plan"). Under the Plan, the Company may grant options for up to five million shares of common stock. The exercise price of each option may not be less than the fair market value of common stock at the date of grant, without approval of the Board of Directors. Options are exercisable according to the terms set out in the option agreement, not to exceed ten years. At December 31, 2003 and 2002, there were a total of 790,000 and 1,690,000 options outstanding under the Plan, respectively.


                   VIKING CAPITAL GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2003 and 2002


NOTE N - STOCK OPTIONS (Continued)

In  addition,  the  Company  has  issued  stock  options  outside of the Plan to employees,  directors and others as  compensation  for services  provided to the
Company as well as options which are non-compensatory in nature. During 2003 and
2002,  the  Company  issued  100,000  and  550,000   options,   respectively  as
compensation to service  providers  (excluding  employees) as  compensation  for consulting and other services provided. The options issued to services providers vest  immediately.  In  connection  with  options  issued to  service  providers
(excluding   employees),   the  Company  has  recorded  $3,000  and  $51,519  of
professional service costs in 2003 and 2002, respectively,  calculated using the
Black-Scholes model.

At December 31, 2003 and 2002, there were a total of 28,779,981 and 26,111,504 options (including compensatory and non-compensatory) outstanding, respectively.
All options granted by the Company are restricted stock awards under rules promulgated by the Securities and Exchange Commission.

A summary of changes in the Company's compensatory options follows:

                                       Employee Stock Plan         Other Compensatory            Combined Total
                                       -------------------         ------------------            --------------
                                                   Weighted                      Weighted
                                                    Average                       Average
                                                   Exercise                      Exercise
                                   Options          Price         Options         Price              Options
                                   -------          -----         -------         -----              -------

Outstanding at 12/31/01           1,215,000        $  1.00      15,427,413       $   0.59          16,642,413
Granted                           1,150,000        $  0.20       9,250,000       $   0.20          10,400,000
Exercised                                 -              -               -              -                   -
Forfeited                          (675,000)       $  1.00      (1,556,000)      $   0.29          (2,231,000)
                                ------------                   ------------                      ------------

Outstanding at 12/31/02           1,690,000        $  0.46      23,121,413       $   0.46          24,811,413
Granted                                   -        $     -         100,000       $   0.09             100,000
Exercised                                 -        $     -               -       $      -                   -
Forfeited                          (900,000)       $  0.47      (1,621,413)      $   0.98          (2,521,413)
                                ------------                   ------------                      ------------

Outstanding at 12/31/03             790,000        $  0.44      21,600,000       $   0.42          22,390,000
                                ============                   ============                      =============


The fair value of all compensatory options issued during 2003 and 2002 was $3,000 and $51,519, respectively.

The following table summarizes information about options outstanding at December 31, 2003 under the Employee Stock Option Plan:


                       Options Outstanding                                   Options Exercisable
                       -------------------                                   -------------------
                                  Weighted Avg.
   Range of         Number          Remaining           Weighted Avg.     Number       Weighted Avg.
Exercise Prices   Outstanding   Contractual Life       Exercise Price   Exercisable  Exercisable Price
---------------   -----------   ----------------       --------------   -----------  -----------------
$0.20 - $1.00        790,000       2.3 years               $0.44           242,500       $0.55



                   VIKING CAPITAL GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2003 and 2002


NOTE N - STOCK OPTIONS (Continued)

The following table summarizes information about other compensatory stock options outstanding at December 31, 2003:

                           Options Outstanding                                      Options Exercisable
                           -------------------                                      -------------------
                                       Weighted Avg.
   Range of             Number           Remaining           Weighted Avg.       Number         Weighted Avg.
Exercise Prices       Outstanding    Contractual Life       Exercise Price     Exercisable    Exercisable Price
---------------       -----------    ----------------       --------------     -----------    -----------------
   $0.09-$1.00        21,600,000       2.22 years               $0.42           21,600,000        $0.42


A summary of changes in the Company's non-compensatory options follows:

                                     Non-Compensatory     Weighted Average
                                         Options           Exercise Price
                                      -------------        --------------
Outstanding at 12/31/01                 2,681,083              $  0.27

Granted                                   583,333              $  0.30
Exercised                                       -                    -
Forfeited                              (1,964,325)             $  0.37
                                      ------------

Outstanding at 12/31/02                 1,300,091              $  0.29

Granted                                 5,647,223              $  0.09
Exercised                                       -                    -
Forfeited                                (557,333)             $  0.29
                                      ------------

Outstanding at 12/31/03                 6,389,981              $  0.29
                                      ===========

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The following assumptions were used for grants in 2003; dividend yield at 0%, expected volatility at 161%, risk free interest rate of 1.24%, and an expected life of one year. The following assumptions were used for grants in 2002; dividend yield at 0%, expected volatility at 114%, risk free interest rate of 4.7%, and an expected life of one to four years.

The weighted average grant date fair value per share of compensatory options using the Black-Scholes option pricing model issued during 2003 and 2002 was $0.03 and $0.16, respectively.

                   VIKING CAPITAL GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2003 and 2002



NOTE O - RELATED PARTY TRANSACTIONS

Viking loaned $ - and $45,515 to two officers of the Company during 2003 and 2002, respectively. The loans, bearing interest from 6% to 8%, are due on demand and are unsecured. At December 31, 2003 and 2002, Viking notes and interest receivable from related parties totaled $120,707 and $112,898, respectively.

At  December  31,  2002,  amounts  due from  related  parties to Fei Yun totaled
$687,000. This balance was due to Golden Horse from China Land, an entity related to a shareholder of Golden Horse. The amounts due from the related parties were unsecured, bore no interest and had no fixed terms of repayment.

In connection with the Fei Yun acquisition, the Company, at the Fei Yun level, obtained two notes receivable totaling $11,165,000 from officers of Fei Yun. At December 31, 2002, the Company had accrued interest income of $464,000 related to these notes receivable that is included in the notes receivable balance. The first note receivable totaled $6,482,544. This note bore interest, payable annually, at 4%. The first principal payment equaling 50% of the note balance was due 5 years from the date of the note (or July 2006) with the remaining principal balance due 10 years from the date of the note (2011). This note contained an option for the Company to purchase 40% of the common ownership of Hebei Kangshun FeiYun Organic Waste Processing Company, Ltd. for consideration consisting of the surrender of the note receivable.

The second note receivable totaled $5,148,060. This note bore interest, payable annually, at 4%. The first principal payment equaling 50% of the note balance was due 5 years from the date of the note (or July 2006) with the remaining principal balance due 10 years from the date of the note (2011). This note contained an option for the Company to purchase 33 1/3% of the common ownership of Beijing Anhua Office Building Co., Ltd. for consideration consisting of the surrender of the note receivable.

During 2003 and 2002, Viking borrowed $604,000 and $125,000, respectively, from related parties including members of the Board of Directors, officers of the Company and family members of the officers and directors. The loans, bearing interest at 12%, are due through March 2004 or on demand. During 2003, Viking borrowed $500,000 from a beneficial owner of the Company, which is included in the total 2003 borrowings from related parties above. This note bears interest at 12% with 1/5 of the principal balance due on the 6th anniversary date of the note and 1/5 due annually thereafter through June 2013. At December 31, 2003 and 2002, Viking had related party notes and accrued interest payable of approximately $758,000 and $211,000, respectively.

At December 31, 2002, amounts due to related parties from Fei Yun totaled $1,523,000. This balance included $24,500 that was advanced from Golden Horse International and $1,498,500 that was advanced from an entity that acts as a property manager for Golden Horse.

For the year ended December 31, 2003, $71,899 of interest was paid to related parties. No interest was paid to related parties during the year ended December 31, 2002.


NOTE P - CONCENTRATIONS OF CREDIT RISK

Significant instruments that are subject to credit risk include cash and cash equivalents, mortgage notes receivable, long-term notes receivable and amounts due from related parties. At December 31, 2002 almost all the cash and cash equivalents were maintained in bank accounts in China. The Company reduces its potential credit exposure by placing its cash with high quality financial institutions.

                   VIKING CAPITAL GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2003 and 2002



NOTE P - CONCENTRATIONS OF CREDIT RISK (Continued)

At December 31, 2003, the Company held a long-term note receivable from Organic Waste Company totaling $6,500,000 plus accrued interest on the note of $237,000 that was subject to credit risk. Both the note receivable and the accrued interest were fully reserved at December 31, 2003. See Note D.

At December 31, 2003 and 2002, $ - and $687,000 respectively, of amounts due from related parties are unsecured. Additionally, notes receivable from related parties (including accrued interest) totaling $121,000 and $113,000 are outstanding at December 31, 2003 and 2002, respectively.

Mortgage notes receivable were generally secured by the underlying property. All of the mortgage notes receivable at December 31, 2002 related to the sale of apartments and office units in one large complex, Sunshine Plaza. Generally speaking, the Company required a significant deposit (15%) in order to complete the sale of one of its units. Apartment unit sales, which made up the majority of mortgage notes receivable at December 31, 2002, were generally sold to individuals.

The Company leased office and retail space through the date of disposition of Fei Yun primarily to small and medium-size retail and commercial businesses. Credit risk associated with the lease agreements was limited to the amount of rents receivable from tenants, if any.

The Company provided an allowance for doubtful receivables at December 31, 2002 which reflected its estimate of uncollectible amounts. The maximum exposure assuming non-performance by the debtors is the amount shown on the balance sheet at the date of non-performance. There are no accounts receivable remaining at December 31, 2003 due to the divestiture of Fei Yun.

Two customers (which are commonly controlled), Pretty Mall and Wonderful Mart constituted 67% of the commercial leasable square feet at Sunshine Plaza. The leases with Pretty Mall and Wonderful Mart were 20 year leases expiring in 2021.

NOTE Q - EMPLOYEE BENEFIT PLAN

On April 18, 1995, the Company registered an Employee Benefit Plan ("Plan") under regulation S-8 that reserved 1,000,000 shares of common stock for issuance under the Plan. Through December 31, 2003 and 2002, the Company registered a combined total of 10,000,000 and 4,250,000 common shares, respectively, through Form S-8 filings. For the years ended December 31 2003 and 2002, there were 6,083,333 and 454,585 shares remaining available under the terms of the Plan, as amended. These shares can be issued by approval of the Board of Directors or a Committee appointed by the Board of Directors.


                   VIKING CAPITAL GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2003 and 2002



NOTE R - FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair value of the Company's significant financial instruments at December 31, 2003 and 2002, none of which are held for trading purposes, are as follows (in thousands):

                                                                 Year Ended          Year Ended
                                                             December 31, 2003   December 31, 2002
                                                             ----------------    -----------------
                                                             Carrying   Fair     Carrying    Fair
                                                              Amount    Value      Amount   Value
                                                              -------  ------     -------  -------

     Financial Assets:
       Cash and cash equivalents                              $    4   $    4     $ 1,423  $ 1,423
       Mortgage notes receivable                              $    -   $    -     $13,226  $13,226
       Notes receivable and accrued interest from related
          parties                                             $  121   $  121     $   113  $   113
       Long-term notes receivable from related parties        $    -   $    -     $11,629  $11,629

     Financial Liabilities:
       Long-term loans payable, including current portion     $  500   $  500     $45,678  $45,678


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

     o Notes receivable from related parties: The amounts reported in the balance sheet at December 31, 2003 and 2002 bore interest at rates ranging from 4% - 8%. At December 31, 2003 and 2002, the carrying amount approximated fair value since the notes are either due on demand or the interest rates were the rates at which the Company could borrow funds currently.

     o Long-term debt: The carrying amounts reported in the balance sheet approximate fair value because the rates approximate the current rates offered by lending institutions for notes with similar credit risk, maturities and terms.


NOTE S - SEGMENTS

The Company's operations are classified into four principal reportable segments; all of which were acquired in November and December 2001 and disposed of in the first quarter of 2003 - real estate, chemical sales, construction, and garment manufacturing. All businesses are located and operate in the People's Republic of China. The real estate segment owns and operates a commercial and residential property. The chemical segment trades and transports chemical products. The construction segment is constructing a highway in the Jiangsu Province of the People's Republic of China. The garment manufacturing segment manufactures clothing specifically focusing on export garments.


                   VIKING CAPITAL GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2003 and 2002


NOTE S - SEGMENTS (Continued)

The following table presents information about the four segments for 2003 (in thousands):

                           Real Estate    Chemical                        Garment
                              Sales         Sales      Construction    Manufacturing    Adjustment   Consolidated
                              -----         -----      ------------    -------------    ---------    ------------

   Revenues from
   external customers       $     286     $     -         $    -           $     -       $     -       $   286
   Interest income                 39           -              -                 -           245           284
   Interest expense              (239)          -              -                 -          (161)         (400)
   Depreciation and
   amortization                   176           -              -                 -             -           176
   Income (loss) from
   equity accounted
   investment                     (16)          -              -                11             -            (5)

   Income tax benefit              34           -              -                 -             -            34
   Net income (loss)             (128)         (1)           (15)               11        (7,237)       (7,370)
   Total assets                     -           -              -                 -           224           224


The real estate, chemical sales, construction and garment manufacturing segments represent the former foreign operations in the People's Republic of China. The adjustments represent the corporate assets and corporate expenses to reconcile segment amounts to consolidated balances. All of the Company's operating segments were disposed of during the first quarter of 2003.

The following table presents information about the four segments for 2002 (in thousands):

                           Real Estate    Chemical                        Garment
                              Sales         Sales      Construction    Manufacturing    Adjustment   Consolidated
                              -----         -----      ------------    -------------    ---------    ------------

   Revenues from
   external customers       $   2,859     $    14        $     -           $     -       $     -       $ 2,873
   Interest income                  -           -              -                 -           472           472
   Interest expense            (2,940)          -              -                 -          (188)       (3,128)
   Depreciation and
   amortization                (2,104)          -              -                 -            (1)       (2,105)
   Income (loss) from
   equity accounted
   investment                       -           -           (210)               40             -          (170)
   Income tax benefit
   (expense)                    5,585           -              -                 -             -         5,585
   Net loss                   (17,687)       (240)          (210)              (40)       (1,322)      (19,499)
   Total assets                95,996       1,220          1,367               581        12,923       112,087


The real estate, chemical sales, construction and garment manufacturing segments represent the former foreign operations in the People's Republic of China. The adjustments represent the corporate assets (including $11,629,000 of notes receivable from related parties) and corporate expenses to reconcile segment amounts to consolidated balances.



NOTE T - LITIGATION

                   VIKING CAPITAL GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2003 and 2002


Golden Horse is a consolidated 60% owned subsidiary of Fei Yun. As of December 31, 2002, Fei Yun was a 96% owned subsidiary of Viking Capital Group, Inc. On January 31, 2003, the Company sold its interest in Fei Yun.

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

In 2000, Bao Li undertook legal action against Golden Horse and King Fair for the return of $20,000,000 together with accrued interest of $2,000,000. Subsequently, the court ordered King Fair and Golden Horse, with joint and several responsibilities, to repay the $20,000,000 and accrued interest of $8,000,000 to Bao Li. An Execution Order issued January 15, 2003 held that Golden Horse should transfer title of condominiums, office space and parking space with values totaling approximately $15.6 million to Bao Li. Golden Horse booked this amount as an accrued litigation settlement at December 31, 2002 with a corresponding litigation settlement expense. Golden Horse has a contingent liability for approximately $12.4 million (the difference between the initial court order and the subsequent Execution Order). Management of the Company believes that it will not be held accountable for this remaining amount as a result of the court only issuing the Execution Order for the specific settlement as described above. No amounts were accrued relating to this contingent liability at December 31, 2002.

Due to the disposition of Fei Yun on January 31, 2004, the Company does not anticipate that this litigation will have any additional adverse impact on its financial position or results of operations.


NOTE U - SUBSEQUENT EVENTS

Subsequent to December 31, 2003, the Company issued 1,175,000 common restricted shares for $47,500 cash.

EXHIBIT INDEX

Exhibit
Number                     Description of Exhibit                          Note
-------                    ----------------------                          ----

   2.1   Contract  for  acquisition  of 25% of  Beijing  Fei Yun Viking
         Enterprises Co., Ltd                                             (iii)
   2.2   Contract for  acquisition of additional 71% of Beijing Fei Yun
         Viking Enterprises Co. Ltd.                                      (iii)
   2.3   Contract  for  disposition  of 96% of  Beijing  Fei Yun Viking
         Enterprises Co. Ltd.                                             (v)
   3.1   Amended  and  Restated  Articles  of  Incorporation  of Viking
         Capital Group, Inc.                                              (ii)
   3.2   Amendment to Amended and Restated Articles of Incorporation of
         Registrant                                                       (iv)
   3.3   Bylaws of Viking Capital Group, Inc. as amended                  (i)
   4.1   Specimen Common Stock Certificate                                (i)
   4.2   Specimen Preferred Stock Certificate                             (i)
  10.1   1996 Stock Option Plan of the Registrant  Filed on Form 14A in
         1996                                                             (ii)
  16.1   Notice and letter  from  auditor  that King  Griffin & Adamson
         P.C.  resigned to allow its successor  entity KBA Group LLP to be engaged as the Registrant's independent public accountants.
         Filed on Form 8-K March 7, 2003.                                 (viii)
  21.1   List of Subsidiaries
  31.1   Section 302 Certification Of Chief Executive Officer
  31.2   Section 302 Certification Of Chief Financial Officer
  32.1 Section 906 Certification Of Chief Executive Officer and Chief Financial Officer
  99.1   Press Release Re: Sale of Fei YunViking  Enterprises  Company,
         Ltd.  filed on Form 8-K on February 3, 2003 with an event date
         of January 31, 2003.                                             (vi)
  99.2   Presse  Release Re:  Letter of Intent to purchase  Texamerican
         Food Marketing, Inc.                                             (vii)

Note
----
(i) Incorporated by reference pursuant to Exchange Act Rule 12b-23 to the Registrant's Form 10-SB(File No. 0-22744) effective December 27, 1993.
(ii) Incorporated by reference pursuant to Exchange Act Rule 12b-23 to the Registrant's Form 14A (File No. 0-22744) for 1996.
(iii) Incorporated by reference pursuant to Exchange Act Rule 12b-23 to the Registrant's Forms 8-K filed on 12/17/01 and 1/11/02 and to their respective amendments filed on 2/12/02.
(iv) Incorporated by reference pursuant to Exchange Act Rule 12b-23 to the Registrant's Form 10-KSB for the fiscal year ended December 31, 2001.
(v) Incorporated by reference pursuant to Exchange Act Rule 12b-23 to the Registrant's Form 8-K filed on February 18, 2003 with event date January 31, 2003 including amendments.
(vi) Incorporated by reference pursuant to Exchange Act Rule 12b-23 to such Form 8-K filing filed on February 3, 2003 with event date January 31, 2003.
(vii) Incorporated by reference pursuant to Exchange Act Rule 12b-23 to such Form 8-K filing filed on December 5, 2003 with event date December 5, 2003.
(viii) Incorporated by reference pursuant to Exchange Act Rule 12b-23 to such Form 8-K filing filed on March 7, 2003 with event date March 1, 2003.