Form 10QSB
period 2004-03-31
VIKING CAPITAL GROUP INC
filed 2004-05-07
CIK 886093

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                       For the period ended March 31, 2004

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

As of April 30, 2004, approximately 59,987,251 shares of Common Stock (Class A Common) of the issuer were outstanding. As of April 30, 2004, 100,000 shares of Class B Common Stock of the issuer were outstanding.

                   VIKING CAPITAL GROUP, INC. AND SUBSIDIARIES


                                    CONTENTS




                                                                            PAGE
                                                                            ----

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

     Consolidated Balance Sheets at March 31, 2004 (Unaudited) and
         December 31, 2003.....................................................3

     Consolidated Statements of Operations (Unaudited) for the three months ended March 31, 2004 and 2003..................................5

     Consolidated Statements of Cash Flows (Unaudited) for the three months ended March 31, 2004 and 2003..................................6

     Notes to Consolidated Financial Statements................................8

Item 2. Management's Discussion and Analysis or Plan of Operations............13

Item 3. Controls and Procedures...............................................16


PART II - OTHER INFORMATION

Item 2.  Changes in Securities................................................17

Item 5. Other Information.....................................................17

Item 6.  Exhibits and Reports on Form 8-K.....................................20

SIGNATURES....................................................................21

EXHIBITS......................................................................22


                   VIKING CAPITAL GROUP, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS


                                     ASSETS
                                     ------

                                                                               (unaudited)
                                                                                March 31,       December 31,
                                                                                   2004             2003
                                                                              -------------    -------------
                                                                                      (in thousands)
CURRENT ASSETS
   Cash and cash equivalents                                                  $           4    $           4
   Prepaid expenses                                                                      28               41
   Notes receivable and accrued interest, (including related
     party amount of $123 and $121 at March 31, 2004 (unaudited)
     and December 31, 2003, respectively), net of allowance of
     $428 at March 31, 2004 (unaudited) and December 31, 2003, respectively             123              121
                                                                              -------------    -------------

        Total current assets                                                            155              166

PROPERTY AND EQUIPMENT
   Computer equipment                                                                   157              157
   Furniture and office equipment                                                        21               21
                                                                              -------------    -------------
                                                                                        178              178

   Accumulated depreciation and amortization                                           (174)            (174)
                                                                              -------------    -------------

        Net property and equipment                                                        4                4

CAPITALIZED SOFTWARE, net of accumulated amortization
  of  $ - at March 31, 2004 (unaudited) and December 31, 2003                            50               50

LONG TERM NOTE RECEIVABLE, net of allowance
  of $6,500 at March 31, 2004 (unaudited) and December 31, 2003                          --               --

OTHER ASSETS                                                                              4                4
                                                                              -------------    -------------

TOTAL ASSETS                                                                  $         213    $         224
                                                                              =============    =============


The accompanying notes are an integral part of these consolidated financial statements.

                   VIKING CAPITAL GROUP, INC. AND SUBSIDIARIES

                     CONSOLIDATED BALANCE SHEETS - Continued


                      LIABILITIES AND STOCKHOLDERS' DEFICIT
                      -------------------------------------


                                                                                   (unaudited)
                                                                                    March 31,     December 31,
                                                                                      2004            2003
                                                                                  ------------    ------------
                                                                                         (in thousands)

CURRENT LIABILITIES
  Current  maturities of long-term debt and other current debts
     (including $269 and $219 due to related parties at
     March 31, 2004 (unaudited) and December 31, 2003, respectively)              $        870    $        810
  Accounts payable                                                                          69              75
  Accrued officers' salaryand payroll taxes                                              1,589           1,588
  Other accrued expenses (including $46 and $39 due to related
     parties at March 31, 2004 (unaudited) and December 31, 2003, respectively)             71              75
                                                                                  ------------    ------------

             Total current liabilities                                                   2,599           2,548

LONG-TERM DEBT, related party, less current portion                                        500             500
                                                                                  ------------    ------------

             Total liabilities                                                           3,099           3,048

NON-CONTROLLING INTEREST                                                                    --              --

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
  Preferred stock $1.00 par value; 50,000,000 shares authorized:
     Series 2001 Callable Preferred Stock $1.00 par value; 5,000,000 shares authorized, -0- shares issued and outstanding at
        March 31, 2004 (unaudited) and December 31, 2003                                    --              --
  Common stock $0.001 par value; 150,000,000 shares authorized,
     59,937,251 and 58,762,251 shares issued and outstanding at
     March 31, 2004 (unaudited) and December 31, 2003, respectively                         60              59
  Common stock Class B $0.001 par value; 100,000 shares authorized,
     issued and outstanding                                                                 --              --
  Additional paid-in capital                                                            33,926          33,880
  Accumulated deficit                                                                  (36,872)        (36,763)
                                                                                  ------------    ------------

             Total stockholders' deficit                                                (2,886)         (2,824)
                                                                                  ------------    ------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                       $        213    $        224
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

                   VIKING CAPITAL GROUP, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                               (expressed in US $)
                                   (unaudited)

                                                                                  Three Months Ended
                                                                                  ------------------
                                                                                March 31,     March 31,
                                                                                  2004          2003
                                                                               ----------    ----------
                                                                       (in thousands, except earnings per share)

REVENUES
     Rental income                                                             $       --    $      286
     Sales of real estate, net of sales taxes                                          --            --
                                                                               ----------    ----------

         Total revenues                                                                --           286

COST OF REVENUE
     Cost of real estate sales                                                         --            --
     Selling expenses                                                                  --            (7)
                                                                               ----------    ----------

         Total cost of revenue                                                         --            (7)
                                                                               ----------    ----------

GROSS PROFIT                                                                           --           279

GENERAL AND ADMINISTRATIVE EXPENSES                                                   (74)         (428)
                                                                               ----------    ----------

Loss from operations                                                                  (74)         (149)

OTHER INCOME (EXPENSE)
     Interest income (including $2 and $41 from related parties)                        2            83
     Interest expense (including $22 and $9 to related parties)                       (38)         (268)
     Loss from equity accounted affiliates                                             --            (5)
                                                                               ----------    ----------

         Total other income (expense)                                                 (36)         (190)
                                                                               ----------    ----------

         Loss before provision for income taxes and non-controlling interest         (110)         (339)

         Income tax benefit                                                            --            34
                                                                               ----------    ----------

         Loss before non-controlling interest                                        (110)         (305)

NON-CONTROLLING INTEREST                                                               --            --
                                                                               ----------    ----------

NET LOSS                                                                       $     (110)   $     (305)
                                                                               ==========    ==========

BASIC AND DILUTED LOSS PER SHARE                                               $    (0.00)   $    (0.01)
                                                                               ==========    ==========

WEIGHTED-AVERAGE NUMBER OF SHARES
     OUTSTANDING - BASIC AND DILUTED                                               59,395        57,020
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

                   VIKING CAPITAL GROUP, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (expressed in US $)
                                   (unaudited)

                                                                                              Three Months Ended
                                                                                              ------------------
                                                                                            March 31,      March 31,
                                                                                              2004           2003
                                                                                          -----------    -----------
                                                                                                (in thousands)

CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                                                             $      (110)   $      (305)
     Non cash charges included in operations
         Depreciation and amortization                                                             --              176
         Common stock issued for services                                                          --              6
         Expenses paid in common stock                                                             --             31
         Expenses paid with promissory note                                                        --             43
         Loss from equity accounted  affiliates                                                    --              5
     Changes in assets and liabilities (net of effect of divestiture of Fei Yun Viking)
         Decrease in mortgage loans receivable                                                     --             84
         Increase in accrued interest receivable                                                   (2)           (84)
         Decrease in other assets and prepaid expenses                                             13             13
         Decrease in accounts payable                                                              (6)          (111)
         Increase(decrease) in accrued officers' salary and
            payroll taxes                                                                           1            (16)
         Increase in other accrued expenses                                                        --            135
         Increase(decrease) in other payables including interest payable                           16           (129)
                                                                                          -----------    -----------

Net cash used in operating activities                                                             (88)          (152)

CASH FLOWS FROM INVESTING ACTIVITIES

     Net advances to related parties                                                               --            (44)
     Decrease in cash balances due to divestiture of Fei Yun Viking                                --         (1,379)
                                                                                          -----------    -----------

Net cash used in investing activities                                                              --         (1,423)



                                 - Continued -


The accompanying notes are an integral part of these consolidated financial statements.

                   VIKING CAPITAL GROUP, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued
                               (expressed in US $)
                                   (unaudited)

                                                                                               Three Months Ended
                                                                                               ------------------
                                                                                             March 31,      March 31,
                                                                                               2004           2003
                                                                                           -----------    -----------
                                                                                                 (in thousands)

CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from notes payable                                                                    16            130
     Proceeds from notes payable - related party                                                    50             38
     Repayments of notes payable                                                                   (26)            --
     Repayments of notes payable - related party                                                    --            (20)
     Proceeds from sale of common stock                                                             48             10
                                                                                           -----------    -----------

Net cash provided by financing activities                                                           88            158
                                                                                           -----------    -----------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                                           --         (1,417)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                                     4          1,423
                                                                                           -----------    -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                 $         4    $         6
                                                                                           ===========    ===========

SUPPLEMENTAL DISCLOSURES

     Cash flow information:

         Interest paid                                                                     $         6    $       147

     Non-cash financing activities:

         Common stock issued for:
             Payment of services                                                                    --              6
             Payment of accounts payable                                                            --             31

         Common stock received for divestiture of Fei Yun Viking (7.0 million shares)               --           (236)
         Common stock received for divestiture of Wuxi Viking (1.4 million shares)                  --            604

         Preferred stock received for divestiture of Fei Yun Viking (1.8 million shares)            --          1,800

         Long term note receivable received in connection
              with divestiture of Fei Yun Viking                                                    --          6,500

         Notes payable issued for:
              Payment of expenses                                                                   --             43
              Payment of accrued interest                                                           21              4



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

The consolidated interim financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principals generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the consolidated financial statements and related notes included in the Company's Form 10-KSB as of and for the year ended December 31, 2003.

In the opinion of management, the unaudited interim consolidated financial statements of the Company contain all adjustments, consisting only of those of a normal recurring nature, necessary to present fairly the Company's financial position and the results of its operations and cash flows for the periods presented. The preparation of financial statements in accordance with accounting principals generally accepted in the United States requires management to make estimates and assumptions. Such estimates and assumptions affect the reported amounts of assets and liabilities, as well as the disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

NOTE B - STOCK-BASED COMPENSATION

The Company accounts for stock-based employee compensation using the intrinsic value-based method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations. As such, compensation expense is recorded on the date of grant of a stock option to the extent the current market price of the underlying stock exceeds the option exercise price. The Company did not record any compensation expense related to stock options granted to employees during the three month periods ended March 31, 2004 and 2003. Had the Company determined compensation based on the fair value at the grant date for its stock options under Statement of Financial Accounting Standards ("SFAS") No.123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148, "Accounting For Stock Based Compensation - Transition and Disclosures - and Amendment of FASB Statement No. 123," net loss and loss per share would have increased as shown in the table below.

                                                   Three Months Ended
                                          ------------------------------------
                                              March 31,          March 31,
                                                2004               2003
                                                ----               ----
                                                     (in thousands)

Net loss attributable to common
stockholders, as reported                     $  (110)           $  (305)
Add: Stock based employee compensation
expense included in reported net loss               -                  -
Deduct: Stock-based employee
compensation expense determined under
fair value based method                            (8)               (25)
                                              --------           --------
Proforma net loss                             $  (118)           $  (330)
                                              ========           ========
Weighted average shares outstanding,
basic and diluted                               59,395             57,020
Net loss per share as reported                $ (0.00)           $ (0.01)
                                              ========           ========
Proforma net loss per share                   $ (0.00)           $ (0.01)
                                              ========           ========

                           VIKING CAPITAL GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE C - OPERATIONS DISPOSED OF

Effective January 31, 2003, pursuant to a Stock and Note Receivable For Ownership Agreement dated January 31, 2003, the Company sold its 96% ownership of Beijing Fei Yun Viking Enterprises Company, Ltd. (Fei Yun Viking) to Beijing Fei Yun Property Development Company, Ltd. (Fei Yun Property). Among the assets included in Fei Yun Viking is a 60% ownership of a commercial/residential real estate company (Golden Horse/Sunshine Plaza), 40% ownership of a toll-way construction and operating company, 100% of the operations and distribution system of a chemical exchange company, and two notes receivable plus accrued interest. In exchange for the 96% ownership of Fei Yun Viking, Viking Capital Group, Inc. received 1.8 million shares of its Series 2001 Callable Preferred Shares (originally issued and recorded at $18 million), 7,000,000 common restricted shares of Viking Capital Group, Inc. and a $6.5 million note receivable due from Hebei Kangshun Feiyun Organic Waste Processing Company, Ltd.(Organic Waste Company). The note is collateralized by, and is convertible into, a 40% ownership interest in Organic Waste Company. During the year 2003, the Company recorded a $6.5 allowance for doubtful note receivable pertaining to this note. See Note K for more information. The Company also received 7.5 million common shares of the Company that were held as treasury shares at Fei Yun Viking.

Effective March 28, 2003, the Company sold its 25% equity ownership position in Wuxi Viking Garment Co., Ltd. (Wuxi). Viking Capital Group, Inc. received 1.4 million common restricted shares of Viking Capital Group, Inc. in exchange for its 25% equity ownership position in Wuxi.

Unaudited pro-forma financial information for the three months ended March 31, 2003, as though the dispositions of Beijing Fei Yun Viking Enterprises Company, Ltd. and Wuxi Viking Garments Company, Ltd. had occurred on January 1, 2003 is as follows (in thousands):

                                                     Three months ended
                                                     ------------------
                                                          March 31,
                                                            2003

     Revenues                                          $           -
                                                       =============
     Net loss                                          $       (175)
                                                       =============

     Net loss per share:
       Basic and diluted                               $      (0.00)
                                                       =============


NOTE D - SHORT TERM PROMISSORY NOTES PAYABLE

During the quarter ended March 31, 2004, the Company entered into new notes or renewed existing notes, some of which are convertible to common restricted stock, totaling $421,095. The total consists of $65,700 of new notes, $334,542 of renewed notes and $20,853 of accrued interest that was added to principal. All outstanding short term promissory notes at March 31, 2004 mature within one year or on demand, bear interest ranging from 10% to 12% (except for $43,000 of notes that bear no interest) and are secured by the assets and net worth of the Company (except for a $100,000 note which is secured by 200,000 free trading shares owned by directors and shareholders of the Company). Interest payments on these notes are due quarterly, semi-annually, annually or at the end of the term of the note.

During the quarter ended March 31, 2004, promissory note principal and accrued interest cash repayments were made totaling $26,000 and $6,402, respectively.

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

                           VIKING CAPITAL GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE F - RELATED PARTY TRANSACTIONS

During the quarter ended March 31, 2004, the Company entered into $50,000 of new short term promissory notes with a related party. The notes are due within one year and bear interest at 12% per year. The Company also renewed a short term promissory note with a related party totaling $50,000. Short term notes payable with related parties at March 31, 2004 totaled $269,005 plus accrued interest of $46,285. All of these notes are secured by the assets and net worth of the Company.

During the quarter ended March 31, 2004, there were no new notes receivable with related parties and no repayments were made. As of March 31, 2004, the balance of notes receivable from related parties was $103,821 plus accrued interest of $18,838.

During the current quarter, a related party purchased 625,000 common restricted shares of the Company for $25,000 or $0.04 per share.

NOTE G - SHAREHOLDERS' EQUITY

During the quarter ended March 31, 2004, the Company issued 1,175,000 shares of common restricted stock for cash of $47,500 including 625,000 shares to a related party for cash of $25,000.

NOTE H - GOING CONCERN AND OTHER INFORMATION

The consolidated financial statements have been prepared on the assumption that the Company will continue as a going concern. The Company has experienced recurring losses from operations and negative cash flows from operations since its inception. Additionally, as further described in Note C, the Company disposed of its primary revenue generating assets effective during the quarter ended March 31, 2003. Lastly, at March 31, 2004 the Company's current liabilities significantly exceeded its current liquid assets. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

The Company continues to incur expenses relating to corporate overhead, considering acquisitions and other business opportunities. As further described in Note C, the Company disposed of its foreign operations on January 31, 2003 and March 28, 2003. These disposals significantly reduced the corporate overhead expenses of the Company; however, the Company has been and continues to be dependent upon outside financing in the form of debt and equity to perform its business development activities and cover current overhead expenses. Although the Company has been successful at raising capital in the past, if the Company is unable to raise capital, it may be required to sell assets or may be unable to continue in business. Such actions could have a material adverse effect on the Company's business and operations.

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

NOTE I - SEGMENTS

During the quarter ended March 31, 2003, the Company sold all of its reportable segments but did recognize revenue and expenses for such segments prior to their sale. The Company's operations were classified into four principal reportable segments for the first quarter of 2003; real estate, chemical sales, construction, and garment manufacturing. All businesses were located and operated in the People's Republic of China. The real estate segment owned and operated a commercial and residential property. The chemical segment traded and transported chemical products. The construction segment was constructing a highway in the Jiangsu Province of the People's Republic of China. The garment manufacturing segment manufactured clothing specifically focusing on export garments.


                           VIKING CAPITAL GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE I -   SEGMENTS (Continued)

The following table presents information about the four segments through the dates of disposition (in thousands):

                                         Chemical                        Garment
                           Real Estate     Sales     Construction     Manufacturing    Adjustment     Consolidated
                           -----------     -----     ------------     -------------    ----------     ------------

 Revenues from
   external customers      $      286    $      -     $        -       $        -      $        -      $      286
 Interest income                    -           -              -                -              83              83
 Interest expense                (240)          -              -                -             (28)           (268)
 Depreciation and
   amortization                  (176)          -              -                -               -            (176)
 Income (loss) from
   equity accounted
   investment                       -           -            (16)              11               -              (5)
 Income tax benefit                34           -              -                -               -              34
 Net income (loss)               (128)         (1)           (16)              11            (171)           (305)


The real estate, chemical sales, construction and garment manufacturing segments represent the foreign operations in the People's Republic of China. The adjustments represent the corporate expenses to reconcile segment amounts to consolidated balances for the quarter ended March 31, 2003.

NOTE J - EMPLOYEE BENEFIT PLAN

An Employee Benefit Plan (Plan) was created in 1995 and has since been amended and updated to designate a specified number of shares issuable under the Plan. The shares authorized under the Plan are registered under Form S-8. During the quarter ended March 31, 2003, the Plan was modified to authorize a total of 10,000,000 common shares under the Plan. Accordingly, an additional 5,750,000 shares were registered under Form S-8 on March 25, 2003. The Plan's purpose is to make available free trading shares to officers, directors and employees, including consultants and others, in conformity with the rules and regulations established for Form S-8 shares, in payment or recognition of their services and contributions to the success of the Company. Issuance of these shares is at the discretion of the Board of Directors and/or a Compensation Committee. These shares may also be issued in conjunction with the exercise of options.

NOTE K - LONG-TERM NOTE RECEIVABLE

As part of the disposition of Fei Yun on January 31, 2003, the Company received a $6.5 million note receivable from Hebei Kangshun Feiyun Organic Waste Processing Company, Ltd. ("Organic Waste Company"). This note receivable bears interest at 4% to be received annually. One-half of the principal balance of the note is due five years from the date of the note with the remaining one-half of the receivable due ten years from the date of the note. This note is effectively collateralized by a 40% ownership interest in the Organic Waste Company. The Company did not receive the first annual interest payment on this note. Accordingly, bad debt expense of $237,000 was recorded during the quarter ended December 31, 2003 to provide for the potential non-receipt of this interest income recognized during 2003. Additionally, at December 31, 2003, the Company recorded an allowance for doubtful receivables of $6,500,000 due to the uncertainty of its ability to collect the amount due or to obtain its collateral interest in the underlying operating company. Since the Company did not collect the interest payment on the long-term note receivable as required by the note agreement, no further interest income will be recognized related to this note receivable after December 31, 2003, unless received.

NOTE L - PREPAID EXPENSES

The Company prepaid one year of interest totaling $60,000 on the $500,000 long-term promissory note payable with a related party during the quarter ended June 30, 2003. This balance will be reduced by the accrued interest expense on the note each quarter. During the quarter ended March 31, 2004, the Company also prepaid audit fees of $15,750

                           VIKING CAPITAL GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE L -   PREPAID EXPENSES (Continued)

relating to the audit of the prior year's financial statements.

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

No income tax benefit has been recorded (other than $34,000 during the quarter ended March 31, 2003, which relates to the foreign operations that were disposed of during the first quarter of 2003) because the realization of the benefit of the Company's net operating loss carryforwards and other deferred tax assets appear uncertain. Accordingly, a valuation allowance equal to the net deferred tax asset is recorded.


NOTE N - NON-CONTROLLING INTEREST

Non-controlling interest of $ -0- at March 31, 2004 and December 31, 2003 represents the cumulative non-controlling interests in Viking's ownership in Fei Yun and Fei Yun's minority portion of its less than 100% owned subsidiaries. For the quarter ended March 31, 2003, the losses attributable to the non-controlling interest were greater than the investment by the non-controlling parties. Accordingly, the non-controlling interest in the balance sheet was reduced to zero with the excess losses absorbed by the Company. Fei Yun Viking was sold during the quarter ended March 31, 2003.





               (The remainder of this page is blank intentionally)

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


Forward Looking Statements

This report contains certain "forward-looking" statements as such term is defined in the Private Securities Litigation Reform Act of 1995 and information relating to the Company and its subsidiaries that are based on the beliefs of the Company's management as well as assumptions made by and information currently available to the Company's management. When used in this report, the words "anticipate," "believe," "estimate," "expect", "desire", "intent" and "intend" and words or phrases of similar import, as they relate to the Company or its subsidiaries or Company management, are intended to identify forward-looking statements. Such statements reflect the current risks, uncertainties and assumptions related to certain factors including, without limitations, both inside and outside the U.S., changes or anticipated changes in regulatory environments, competitive factors, general economic conditions, customer relations, relationships with vendors, Viking and its subsidiaries' ability to recruit and retain skilled personnel, the interest rate environment, governmental regulation and supervision, international relations between the U.S. and foreign countries, seasonality, distribution networks, telecommunication networks, product introductions and acceptance, technological change, changes in industry practices, timely completion and successful integration of acquisitions, economic, social and political conditions in the countries in which Viking, its customers or its suppliers operate including security risks, possible disruptions in the communication and transportation networks and fluctuations in foreign currency exchange rates, one-time events and other factors described herein and in other filings made by the Company with the Securities and Exchange Commission. Based upon changing conditions, should any one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or
intended.   The  Company  does  not  intend  to  update  these   forward-looking
statements.

Introduction

The following discussions should be read in conjunction with the consolidated financial statements and related notes and the other information included in this report. The Company's report on Form 10-KSB for the year ended December 31, 2003 should also be read in conjunction with this current report. The discussions below include both a Plan Of Operations section and a Discussion Of Operations section. This is due to the fact that the Company sold its operating entities in China during the first quarter of 2003 and is not currently generating revenues. The Plan Of Operations section is intended to give insight into the current and future actions of the Company. The Discussion Of Operations section is intended to convey current and historical financial information.

Plan Of Operations

Whereas the Company previously had all of its operations in China (with consolidated assets of $112 million at December 31, 2002) which were sold during the first quarter of 2003, the Company is currently seeking acquisition targets and fee income clients in the United States. The Company's current focus is on the food and beverage industry although other industries have not been ruled out such as the gas and oil pipeline supply industry discussed later. The Company is focusing on the food and beverage industry because of expertise available through two directors who each have over 30 years experience in the food industry. More specifically, the Company is selecting targets primarily in the cookie & cracker and breading & batter niches. Generally speaking, the Company intends to stay in the "dry ingredient blending" market space, which may include pet food, and is not intending to focus on fresh produce, meat, or dairy products. The food industry is a mature industry and is highly competitive. The Company desires to become the dominant independent source of production capacity for its product types in the United States. The Company announced its intent to enter into the food and beverage industry in its third quarter 2003 report on Form 10-QSB and on December 5, 2003 issued a press release disclosing a letter of intent to purchase Texamerican Food Marketing, Inc.(Texamerican), a company owned and operated by Robin M. Sandifer and his wife. R. M. Sandifer is a director of the Company. Texamerican creates and markets breading and batter solutions. The acquisition is active and pending financing. The Company's interest in this market is due to expected growth opportunities within new product niches to accommodate the "low-carb" trend and expected consistent future cash flows due to the expectation of multi-year production contracts already in place at targets or multi-year production contracts that are anticipated to be negotiated after the purchase of targets. The gas and oil pipeline supply niche is a second focus of the Company. This business niche provides the equipment and supplies necessary for the construction and maintenance of gas and oil pipelines, excluding the pipe itself. Competition in the niche appears to be based primarily on service, as it appears that core customers remain very loyal to their suppliers. The industry fluctuates with relatively high and/or low periods of new construction activities but has a stable repair and maintenance market. The Company's interest in this market is due to expected high profit margins, opportunity for consolidation in the niche, and expected increases in natural gas pipeline construction in the future. A third area of interest, but not a focus, is to bring potential fee based clients to Viking. Such clients would either desire to retain Viking to act as an acquisition team and manage a life insurance company acquisition on their behalf or such clients may want to invest in Viking for the purpose of acquiring life insurance companies that Viking would own.

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

Discussion of Operations

The following discussion should be read in conjunction with the consolidated financial statements and related notes and the other information included in this report. It should be noted at the outset that the Company's assets and all of its revenues relating to China were sold during the first quarter of 2003. Beijing Fei Yun Viking Enterprises Company, Ltd., 96% owned by Viking, including its 60% owned subsidiary Golden Horse(Fei Yun Viking), was sold for 1.8 million shares of Viking's Series 2001 Callable Preferred Shares (originally issued at $18 million), 7,000,000 common restricted shares of Viking and a $6.5 million note receivable due from Hebei Kangshun Feiyun Organic Waste Processing Company, Ltd.(Organic Waste Company). This note is collateralized by, and convertible into, a 40% ownership interest in Organic Waste Company. Viking also received
7.5 million common shares of Viking that were held as treasury shares at Fei Yun Viking. This transaction was disclosed in a February 3, 2003 Form 8-K filing and a February 18, 2003 Form 8-K filing both with an event date of January 31, 2003. The Company also completed the sale of its 25% equity ownership position in Wuxi Viking Garment Co., Ltd. (Wuxi Viking) on March 28, 2003. The Company received
1.4 million Viking common restricted shares for its 25% equity ownership position in Wuxi Viking. The sale of Fei Yun was precipitated by a number of economic factors and the availability of a buyer at the time. The Company had intended to raise $18 million for the purpose of acquiring the remaining 40% of Golden Horse which would have also satisfied a potential $5 million registered capital requirement for Fei Yun Viking. However, market conditions during the entire time after Fei Yun Viking's purchase were not favorably indicating an equity capital raise for the Company to expand its ownership of Golden Horse or other acquisitions in China. As of December 31, 2003, the $6.5 million note receivable related to the sale of Fei Yun Viking was fully reserved and written down to zero as reflected on the Company's Balance Sheet. This was the Company's largest asset. This action was taken for a number of reasons. The first interest payment was due January 31, 2004 and has not yet been received, placing the note in technical default. Conservative accounting demands a strict look at the ability to collect on the note receivable and/or its collateral. While the Company does not anticipate a dispute over the 40% ownership conversion, any such action could take considerable time and money, which the Company does not currently have available. Further, although the Company has the right to convert this note to 40% ownership of Organic Waste Company at any time, even without default, in the event that it did take its 40% ownership interest, the Company does not currently have the resources available to hire and train the executives and accountants that it believes it would be required to place at Organic Waste Company in order to comply with the reporting requirements of the Company under SEC rules and regulations, including the Sarbanes-Oxley Act. However, this does put the Company in control of the timing of taking 40% ownership of Organic Waste Company. Upon the receipt of any future interest or principal payment or the conversion of the $6.5 million note to the Company's 40% ownership position of Organic Waste Company, such amounts will be accounted for as Other Income.

Fei Yun Viking and Wuxi Viking, including any subsidiaries, may be referred to collectively as the operations in China, Chinese Operations or China Operations. Due to the sale of the Chinese Operations in the first quarter of 2003, the periods presented below are not comparable.


FOR THE THREE MONTHS ENDED MARCH 31, 2004 and 2003

Revenues

For the first quarter of 2004, revenues were $-0- compared to $286 thousand in the comparable period in 2003. The $286 thousand of revenue was due entirely to rental income at Golden Horse/Sunshine Plaza during the month of January 2003 before Fei Yun Viking was sold. Fei Yun Viking and its subsidiaries were sold effective January 31, 2003.

Equity Accounted Investments

For the first quarter of 2004, loss from equity accounted affiliates was $-0-versus a loss of $5 thousand for the comparable period in 2003.

The Company sold its China based equity accounted investments during the first quarter of 2003 and has no equity accounted investments as of March 31, 2004.

General and Administrative Expenses

Consolidated G&A costs for the first quarter of 2004 were approximately $74 thousand versus $428 thousand for the comparable period in 2003. The depreciation portion of these costs was $ -0- in the first quarter of 2004 versus $176 thousand in the comparable period in 2003. The reduction can be attributed to the sale of the China Operations during the first quarter of 2003.

Parent Company G&A costs for the first quarter of 2004 were $74 thousand versus $213 thousand for the comparable period in 2003. The reduction can be attributed primarily to reduced audit costs related to China Operations and one-time costs associated with the sale of Fei Yun Viking. Other reductions were due to overall efforts to reduce costs.

Interest Expense

Consolidated interest expense for the first quarter of 2004 was approximately $38 thousand versus $268 thousand for the comparable period in 2003. The decrease is due to the divestiture of Fei Yun Viking and its associated debts effective January 31, 2003, thus relieving the company of accruing interest costs on the associated debts. Parent Company interest expense in the first quarter of 2004 and 2003 were approximately $38 thousand and $28 thousand, respectively. The increase can be attributed to increased debt levels including the $500 thousand long-term note payable originated during June 2003.

Net Income(Loss)

Consolidated net loss for the first quarter of 2004 was approximately $110 thousand versus a net loss of $305 thousand for the comparable period in 2003. The change can be primarily attributed to the divestiture of Fei Yun Viking during the first quarter of 2003 and the resulting reduction in expenses associated with its operations.

Liquidity and Capital Resources

Cash needs for general and administrative expenses at the Parent Company Level have been satisfied in the past by new promissory notes and the sale of common stock. The Parent Company Level will continue to rely upon raising additional capital for its cash needs, at least for the immediate future, and believes that current methods of raising capital may be sufficient to satisfy general and administrative needs as they arise, barring any unexpected or significant changes in such costs. The Company does not have sufficient cash on hand to operate for the next twelve months and the Company will need to raise substantial additional capital for future acquisitions. The Company does not have any binding agreements to supply such cash at this time. The Company is seeking debt financing and equity financing on a large scale for future acquisitions and growth including, but not limited to, funding for the acquisition of Texamerican Food Marketing, Inc. that was previously publicly announced. The Company expects that it may be able to augment institutional debt or equity investments through the use of its tax loss carryforward, the use of other assets it already owns, and/or the assets and cash flows from companies targeted for acquisition.

Consolidated liabilities at March 31, 2004 were $3,099,000 versus $3,048,000 at December 31, 2003. The debts at March 31, 2004 are comprised as follows: long term debt of $500,000 in a single 10 year note to be repaid in five annual installments of $100,000 each beginning on its sixth anniversary; several notes payable due within one year or on demand totaling $870,000; $71,000 of accrued interest payable; $69,000 of accounts payable; $2,000 of other accrued expenses; and $1,587,000 of accrued officer's salaries. It should be noted that the long term and short term promissory notes are due to private investors and not banks or financial institutions. The Company had $4,000 cash at March 31, 2004, prepaid expenses of $28,000; $123,000 of notes receivable and accrued interest, $54,000 of property, plant & equipment (including $50,000 of capitalized software development costs), and a $6.5 million note receivable due from a Chinese entity that has been written down to zero. Interest receivable of $260,000 was due on January 31, 2004 relating to the $6.5 million note but has not yet been collected. Accordingly, the Company had written down the related $237,000 of accrued interest receivable at December 31, 2003 to zero and has not accrued interest on this note from that date forward.

The cash flow information provided below is provided net of the effect of the sale of the Chinese Operations during the first quarter of 2003.

Net cash used in operating activities for the first quarter of 2004 was $88 thousand compared to $152 thousand of cash used in operating activities during the comparable period in 2003. The reduction is due to reduced costs associated with the China Operations that were sold during the first quarter of 2003.

Net cash used in investing activities for the first quarter of 2004 was $ -0-compared to $1,423 thousand used in investing activities in the comparable period in 2003. The prior year's use of funds is primarily due to the divestiture of $1,379 thousand in cash as part of the divestiture of Fei Yun Viking. The balance of $44 thousand in funds used is also due to activities at Fei Yun Viking prior to its sale.

Net cash provided by financing activities for the first quarter of 2004 was approximately $88 thousand versus $158 thousand for the comparable period in 2003. During the current period, all of the financing amounts relate to Parent Company activities including proceeds of approximately $48 thousand from the sale of stock and $66 thousand of new promissory notes offset by $26 thousand of promissory note repayments. During the same period a year ago, net cash provided by financing includes $10 thousand from the sale of stock and $168 thousand from new promissory notes offset by $20 thousand of promissory note repayments.

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

PART II - OTHER INFORMATION

Item 2. Changes in Securities

During the three month period ended March 31, 2004, the Company issued common restricted shares (Class A Common) in private transactions under exemption from registration under the Securities Act pursuant to Section 4(2) and/or Regulation D, Rule 506 or other applicable exemptions. Sales have been made to accredited investors only. In summary; 1,175,000 common restricted shares were issued for $47,500 cash.

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

     Of the Company's 59,937,251 Class A Common shares outstanding at March 31, 2004, 21,934,325 shares are currently freely trading shares. The remaining 38,002,926 common restricted shares are eligible for removal of some or all transfer restrictions within one year. Nevertheless, trading activity in Company stock is thin, making the shares subject to sudden drops in price if one or more shareholders choose to sell their shares at or about the same time. This could cause the market price of our common stock to drop significantly, even if our business is growing.


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

              (Note: In the first quarter of 2003, the Company sold its interests in China. In one of the sales transactions, the Company received a note receivable that is collateralized by an equity interest in a Chinese company. This note receivable was written down to zero at December 31, 2003.)

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

                  The  Company has a $6.5  million  note  receivable,  currently fully reserved to a zero book value, that is collateralized by and/or exchangeable into a 40% ownership of a Chinese company that makes plant fertilizer from organic waste (Organic Waste Company). This Organic Waste Company could be severely affected if a natural or manmade disaster damages the site, structures, raw materials, equipment and finished goods used or owned by the company. Fire fighting and disaster relief and assistance in China are not well developed by Western standards. Losses from the interruption of this business and negative publicity resulting from a natural or manmade disaster would adversely affect this business and decrease the value of our collateral.

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



                                   VIKING CAPITAL GROUP, INC.

Dated: May 7, 2004             By:  /s/ William J. Fossen
                                    ----------------------------------
                                    William J. Fossen
                                    Chief Executive Officer


Dated: May 7, 2004             By:  /s/ Matthew W. Fossen
                                    ----------------------------------
                                    Matthew W. Fossen
                                    Chief Financial Officer
                                    President