Form 10QSB
period 2004-06-30
VIKING CAPITAL GROUP INC
filed 2004-08-13
CIK 886093

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the period ended June 30, 2004

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

As of August 12, 2004, approximately 60,270,584 shares of Common Stock (Class A Common) of the issuer were outstanding. As of August 12, 2004, 100,000 shares of Class B Common Stock of the issuer were outstanding.

                   VIKING CAPITAL GROUP, INC. AND SUBSIDIARIES


                                    CONTENTS



                                                                            PAGE
                                                                            ----

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

     Consolidated Balance Sheets at June 30, 2004 (Unaudited) and
         December 31, 2003....................................................3

     Consolidated Statements of Operations (Unaudited) for the three months ended June 30, 2004 and 2003..................................5

     Consolidated Statements of Operations (Unaudited) for the six
         months ended June 30, 2004 and 2003..................................6

     Consolidated Statements of Cash Flows (Unaudited) for the six
         months ended June 30, 2004 and 2003..................................7

     Notes to Consolidated Financial Statements...............................9

Item 2. Management's Discussion and Analysis or Plan of Operations............14

Item 3. Controls and Procedures...............................................17


PART II - OTHER INFORMATION

Item 2.  Changes in Securities................................................18

Item 5. Other Information.....................................................18

Item 6.  Exhibits and Reports on Form 8-K.....................................21

SIGNATURES....................................................................22

EXHIBITS......................................................................23


                   VIKING CAPITAL GROUP, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS



                                     ASSETS
                                     ------

                                                                     (unaudited)
                                                                       June 30,     December 31,
                                                                         2004           2003
                                                                     -----------    -----------
                                                                           (in thousands)
CURRENT ASSETS
   Cash and cash equivalents                                         $         4    $         4
   Prepaid expenses                                                            -             41
   Notes receivable and accrued interest, (including related party amounts of  $125 and $121 at June 30, 2004
      (unaudited) and December 31, 2003, respectively) net of
     allowance of $191 at June 30, 2004(unaudited)
     and December 31, 2003                                                   125            121
                                                                     -----------    -----------

        Total current assets                                                 129            166

PROPERTY AND EQUIPMENT
   Computer equipment                                                        157            157
   Furniture and office equipment                                             21             21
                                                                     -----------    -----------
                                                                             178            178

   Accumulated depreciation and amortization                                (175)          (174)
                                                                     -----------    -----------

             Net property and equipment                                        3              4

CAPITALIZED SOFTWARE                                                           -             50

LONG TERM NOTE RECEIVABLE, net of allowance
   of $6,500 at June 30, 2004 (unaudited) and December 31, 2003                -              -

OTHER ASSETS                                                                   4              4
                                                                     -----------    -----------

TOTAL ASSETS                                                         $       136    $       224
                                                                     ===========    ===========



The  accompanying  notes are an integral  part of these  consolidated  financial
statements.                                                                    3


                   VIKING CAPITAL GROUP, INC. AND SUBSIDIARIES

                     CONSOLIDATED BALANCE SHEETS - Continued



                      LIABILITIES AND STOCKHOLDERS' DEFICIT
                      -------------------------------------

                                                                                (unaudited)
                                                                                  June 30,     December 31,
                                                                                    2004           2003
                                                                                -----------    -----------
                                                                          (in thousands, except share amounts)
CURRENT LIABILITIES
  Current  maturities of long-term debt and other current debts
     (including $268 and $219 due to related parties at
     June 30, 2004 (unaudited) and December 31, 2003, respectively)             $       887    $       810
  Accounts payable                                                                      115             75
  Accrued officers' salaryand payroll taxes                                           1,588          1,588
  Other accrued expenses (including $57 and $39 due to related
     parties at June 30, 2004 (unaudited) and December 31, 2003,respectively)            93             75
                                                                                -----------    -----------

             Total current liabilities                                                2,683          2,548

LONG-TERM DEBT, related party, less current portion                                     500            500
                                                                                -----------    -----------

             Total liabilities                                                        3,183          3,048

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
  Preferred stock $1.00 par value; 50,000,000 shares authorized:
     Series 2001 Callable Preferred Stock $1.00 par value; 5,000,000 shares authorized, -0- shares issued and outstanding
        at June 30, 2004 (unaudited) and December 31, 2003                                -              -
Common stock Class A $0.001 par value; 150,000,000 shares authorized,
     60,270,584 and 58,762,251 shares issued and outstanding at June 30, 2004
     (unaudited) and December 31, 2003, respectively                                     60             59
  Common stock Class B $0.001 par value; 100,000 shares authorized,
     issued and outstanding                                                               -              -
  Additional paid-in capital                                                         33,941         33,880
  Accumulated deficit                                                               (37,048)       (36,763)
                                                                                -----------    -----------

             Total stockholders' deficit                                             (3,047)        (2,824)
                                                                                -----------    -----------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                     $       136    $       224
                                                                                ===========    ===========


The  accompanying  notes are an integral  part of these  consolidated  financial
statements.                                                                    4


                   VIKING CAPITAL GROUP, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                                                     Three Months Ended
                                                                                     ------------------
                                                                                   June 30,       June 30,
                                                                                     2004           2003
                                                                                 -----------    -----------
                                                                            (in thousands, except loss per share)

REVENUES                                                                         $         -    $         -

GENERAL AND ADMINISTRATIVE EXPENSES                                                      (88)          (198)
IMPAIRMENT OF CAPITALIZED SOFTWARE                                                       (50)             -
                                                                                 -----------    -----------

Loss from operations                                                                    (138)          (198)

OTHER INCOME (EXPENSE)
     Interest income (including $2 and $2 from related parties, respectively)              2             67
     Interest expense (including $23 and $10 to related parties, respectively)           (40)           (43)
     Other income (expense)                                                                -              3
                                                                                 -----------    -----------

         Total other income (expense), net                                               (38)            27
                                                                                 -----------    -----------

Loss before provision for income taxes                                                  (176)          (171)

         Income tax expense                                                                -              -
                                                                                 -----------    -----------

NET LOSS                                                                         $      (176)   $      (171)
                                                                                 ===========    ===========

BASIC AND DILUTED LOSS PER COMMON SHARE                                          $     (0.00)   $     (0.00)
                                                                                 ===========    ===========

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
     OUTSTANDING - BASIC AND DILUTED                                                  60,082         54,856
                                                                                 ===========    ===========







The  accompanying  notes are an integral  part of these  consolidated  financial
statements.                                                                    5


                   VIKING CAPITAL GROUP, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)


                                                                                      Six Months Ended
                                                                                      ----------------
                                                                                   June 30,       June 30,
                                                                                     2004           2003
                                                                                 -----------    -----------
                                                                           (in thousands, except loss per share)

REVENUES
     Rental income                                                               $         -    $       286

COST OF REVENUE
     Selling expenses                                                                      -             (7)
                                                                                 -----------    -----------

GROSS PROFIT                                                                               -            279

GENERAL AND ADMINISTRATIVE EXPENSES                                                     (162)          (626)
IMPAIRMENT OF CAPITALIZED SOFTWARE                                                       (50)             -
                                                                                 -----------    -----------

Loss from operations                                                                    (212)          (347)

OTHER INCOME (EXPENSE)
     Interest income (including $4 and $43 from related parties, respectively)             4            150
     Interest expense (including $45 and $19 to related parties, respectively)           (78)          (312)
     Loss from equity accounted affiliates                                                 -             (5)
     Other income                                                                          -              3
                                                                                 -----------    -----------

         Total other income (expense), net                                               (74)          (164)
                                                                                 -----------    -----------

Loss before provision for income taxes                                                  (286)          (511)

         Income tax benefit                                                                -             34
                                                                                 -----------    -----------

NET LOSS                                                                         $      (286)   $      (477)
                                                                                 ===========    ===========

BASIC AND DILUTED LOSS PER COMMON SHARE                                          $     (0.00)   $     (0.01)
                                                                                 ===========    ===========

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
     OUTSTANDING - BASIC AND DILUTED                                                  59,730         55,913
                                                                                 ===========    ===========




The  accompanying  notes are an integral  part of these  consolidated  financial
statements.                                                                    6


                   VIKING CAPITAL GROUP, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                                              Six Months Ended
                                                                                              ----------------
                                                                                           June 30,      June 30,
                                                                                             2004          2003
                                                                                          ----------    ----------
                                                                                               (in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                                                             $     (286)   $     (477)
     Non-cash charges included in operations
         Bad debt expense                                                                          -             2
         Depreciation and amortization                                                             1           176
         Amortization of debt discount                                                             -            13
         Other payables paid with promissory note                                                  -             7
         Common stock issued for services                                                          2             6
         Accounts payable paid in common stock                                                     -            31
         Expenses paid with promissory note                                                        -            43
         Loss from equity accounted  affiliates                                                    -             5
         Impairment of capitalized software                                                       50             -
     Changes in assets and liabilities (net of effect of divestiture of Fei Yun Viking)
         Decrease in mortgage loans receivable                                                     -            84
         Increase in accrued interest receivable                                                  (4)         (151)
         (Increase) decrease in other assets, receivables and prepaid expenses                    41           (44)
         Increase (decrease) in accounts payable                                                  40          (157)
         Decrease in accrued officers' salary and
            payroll taxes                                                                          -           (19)
         Increase in other accrued expenses and payables,
            including interest payable                                                            40             3
                                                                                          ----------    ----------

Net cash used in operating activities                                                           (116)         (478)

CASH FLOWS FROM INVESTING ACTIVITIES
     Net advances to related parties                                                               -           (44)
     Decrease in cash balances due to divestiture of Fei Yun Viking                                -        (1,379)
                                                                                          ----------    ----------


Net cash used in investing activities                                                              -        (1,423)


                                  - Continued -




The  accompanying  notes are an integral  part of these  consolidated  financial
statements.                                                                    7


                   VIKING CAPITAL GROUP, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued
                                   (unaudited)

                                                                                               Six Months Ended
                                                                                               ----------------
                                                                                            June 30,      June  30,
                                                                                              2004          2003
                                                                                           ----------    ----------
                                                                                                (in thousands)

CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from notes payable                                                           $       35    $      209
     Proceeds from notes payable and advances - related party                                      50           564
     Repayments of notes payable                                                                  (26)         (202)
     Repayments of notes payable - related party                                                   (1)          (65)
     Proceeds from sale of common stock                                                            58            95
                                                                                           ----------    ----------

Net cash provided by financing activities                                                         116           601
                                                                                           ----------    ----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                                -        (1,300)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                                    4         1,423
                                                                                           ----------    ----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                 $        4    $      123
                                                                                           ==========    ==========

SUPPLEMENTAL DISCLOSURES

     Cash flow information:

         Interest paid                                                                     $       11    $      168

     Non-cash financing activities:
         Common stock issued for:
             Repayment of notes payable and accrued interest                                        3             5
             Payment of services                                                                    2             6
             Payment of accounts payable                                                            -            31

         Common stock received for divestiture of Fei Yun Viking (7.0 million shares)               -          (236)
         Common stock received for divestiture of Wuxi Viking (1.4 million shares)                  -           604

         Preferred stock received for divestiture of Fei Yun Viking (1.8 million shares)            -         1,800

         Long term note receivable received in connection
              with divestiture of Fei Yun Viking                                                    -         6,500

         Notes payable issued for:
              Payment of expenses                                                                   -          43
              Payment of accrued interest                                                          22          11


The  accompanying  notes are an integral  part of these  consolidated  financial
statements.                                                                    8


                   VIKING CAPITAL GROUP, INC. AND SUBSIDIARIES
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS


NOTE A - UNAUDITED INTERIM BASIS OF PRESENTATION

The consolidated  interim  financial  statements  include the accounts of Viking
Capital Group, Inc., its consolidated subsidiaries, and equity accounted investments, if any (collectively the "Company").

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

NOTE B - STOCK-BASED COMPENSATION

The Company accounts for stock-based employee compensation using the intrinsic value-based method prescribed by Accounting Principles Board Opinion No. 25,
"Accounting for Stock Issued to Employees" and related interpretations. As such, compensation expense is recorded on the date of grant of a stock option to the extent the current market price of the underlying stock exceeds the option exercise price. The Company did not record any compensation expense related to stock options granted to employees during the three or six month periods ended
June 30, 2004 and 2003. Had the Company determined compensation based on the fair value at the grant date for its stock options under Statement of Financial
Accounting Standards ("SFAS") No.123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148, "Accounting For Stock Based Compensation -
Transition and Disclosures - and Amendment of FASB Statement No. 123," net loss and loss per share would have increased as shown in the table below.

                                                                    Three Months Ended       Six Months Ended
                                                                   --------------------    --------------------
                                                                   June 30,    June 30,    June 30,    June 30,
                                                                     2004        2003        2004        2003
                                                                     ----        ----        ----        ----
                                                                      (in thousands)          (in thousands)

Net loss attributable to common stockholders, as reported          $   176)    $  (171)    $  (286)    $  (477)
Add:  Stock  based  employee  compensation  expense  included in
reported net loss attributable to common stockholders                     -           -           -           -
Deduct:  Stock-based  employee  compensation  expense determined
under fair value based method                                          (21)        (16)        (28)        (41)
                                                                   --------    --------    --------    --------
Proforma net loss attributable to common stockholders              $  (197)    $  (187)    $  (314)    $  (518)
Weighted average common shares                                       60,082      54,856      59,730      55,913
Net loss per common share as reported                              $ (0.00)    $ (0.00)    $ (0.00)    $ (0.01)
                                                                   ========    ========    ========    ========
Proforma net loss per common share                                 $ (0.00)    $ (0.00)    $ (0.01)    $ (0.01)
                                                                   ========    ========    ========    ========


NOTE C - OPERATIONS DISPOSED OF

Effective January 31, 2003, pursuant to a Stock and Note Receivable For Ownership Agreement dated January 31, 2003, the Company sold its 96% ownership of Beijing Fei Yun Viking Enterprises Company, Ltd. (Fei Yun Viking) to Beijing Fei Yun Property Development Company, Ltd. (Fei Yun Property). Among the assets included in Fei Yun Viking is a 60% ownership of a commercial/residential real estate company (Golden Horse/Sunshine Plaza), 40% ownership of a toll-way construction and operating company, 100% of the operations and distribution system of a

                   VIKING CAPITAL GROUP, INC. AND SUBSIDIARIES
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS


NOTE C - OPERATIONS DISPOSED OF (Continued)

chemical exchange company, and two notes receivable plus accrued interest. In exchange for the 96% ownership of Fei Yun Viking, Viking Capital Group, Inc. received 1.8 million shares of its Series 2001 Callable Preferred Shares (originally issued and recorded at $18 million), 7,000,000 common restricted shares of Viking Capital Group, Inc. and a $6.5 million note receivable due from Hebei Kangshun Feiyun Organic Waste Processing Company, Ltd.(Organic Waste Company). The note is collateralized by, and is convertible into, a 40%
ownership interest in Organic Waste Company. During the year 2003, the Company recorded a $6.5 million allowance for doubtful note receivable pertaining to this note. See Note K for more information. The Company also received 7.5 million common shares of the Company that were held as treasury shares at Fei Yun Viking.

Effective March 28, 2003, the Company sold its 25% equity ownership position in Wuxi Viking Garment Co., Ltd. (Wuxi). Viking Capital Group, Inc. received 1.4 million common restricted shares of Viking Capital Group, Inc. in exchange for its 25% equity ownership position in Wuxi.

Unaudited pro-forma financial information for the six months ended June 30, 2003, as though the dispositions of Beijing Fei Yun Viking Enterprises Company, Ltd. and Wuxi Viking Garments Company, Ltd. had occurred on January 1, 2003 is as follows (in thousands):

                                                    Six Months Ended
                                                        June 30,
                                                          2003

     Revenues                                        $           -
                                                     =============
     Net loss                                        $       (347)
                                                     =============

     Net loss per share:
       Basic and diluted                             $      (0.01)
                                                     =============

NOTE D - SHORT TERM PROMISSORY NOTES PAYABLE

During the quarter ended June 30, 2004, the Company entered into new notes or renewed existing notes, some of which are convertible to common restricted stock, totaling $60,797. The total consists of $19,000 of new notes, $40,455 of renewed notes and $1,342 of accrued interest that was added to principal. All outstanding short term promissory notes at June 30, 2004 mature within one year or on demand, bear interest ranging from 10% to 12% (except for $43,000 of notes that bear no interest) and are secured by the assets and net worth of the Company (except for a $100,000 note which is secured by 200,000 free trading shares owned by directors and shareholders of the Company). Interest payments on these notes are due quarterly, semi-annually, annually or at the end of the term of the note.

During the quarter ended June 30, 2004, promissory note principal and accrued interest cash repayments were made totaling $1,100 and $4,285, respectively. Of these amounts, $1,100 in principal and $385 in interest were paid to related parties. During this same quarter, $2,700 of principal and $300 of accrued interest were repaid with Class A common restricted stock.

During the quarter ended March 31, 2004, the Company entered into new notes or renewed existing notes, some of which are convertible to common restricted stock, totaling $421,095. The total consists of $65,700 of new notes, $334,542 of renewed notes and $20,853 of accrued interest that was added to principal.

During the quarter ended March 31, 2004, promissory note principal and accrued interest cash repayments were made totaling $26,000 and $6,402, respectively. None of these amounts were paid to related parties.

NOTE E - LONG-TERM PROMISSORY NOTE PAYABLE

During the quarter ended June 30, 2003, the Company entered into a $500,000 long-term promissory note payable with an existing shareholder and related party. The note bears interest at 12% per annum and matures in ten years. Interest payments are to be made semi-annually except the first year's interest, which is paid in advance.

                   VIKING CAPITAL GROUP, INC. AND SUBSIDIARIES
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS


NOTE E - LONG-TERM PROMISSORY NOTE PAYABLE (Continued)

Five equal principal payments of $100,000 each are to be paid annually beginning on the sixth anniversary date of the note. The note is collateralized by the assets and net worth of the Company.

NOTE F - RELATED PARTY TRANSACTIONS

During the quarter ended June 30, 2004, the Company did not enter into any new short term promissory notes with related parties and repaid $1,100 of principal and $385 in interest to a related party. Short term promissory notes payable with related parties at June 30, 2004 totaled $267,905 plus accrued interest of $53,948. All of these notes are secured by the assets and net worth of the Company.

During the quarter ended June 30, 2004, there were no new notes receivable with related parties and no repayments were received. As of June 30, 2004, the balance of notes receivable from related parties was $103,821 plus accrued interest of $20,790.

During the quarter ended June 30, 2004, the Company granted stock options for a total of 19,250,000 common restricted shares to officers and directors of the Company. The options are exercisable after twelve months, expire in five years and are exercisable at the rate of $0.06 per share.

During the quarter ended March 31, 2004, the Company entered into $50,000 of new short term promissory notes with a related party. The notes are due within one year and bear interest at 12% per year. The Company also renewed a short term promissory note with a related party totaling $50,000.

During the quarter ended March 31, 2004, a related party purchased 625,000 common restricted shares of the Company for $25,000 or $0.04 per share.

NOTE G - SHAREHOLDERS' EQUITY AND STOCK OPTIONS

During the quarter ended June 30, 2004, the Company issued a total of 333,333 common restricted shares as follows: 208,333 shares for cash of $10,000, 50,000 shares for services valued at $2,000, and 75,000 shares in repayment of $2,700 promissory note principal plus $300 interest.

During the quarter ended June 30, 2004, the Company granted stock purchase options for a total of 19,250,000 common restricted shares to officers and directors of the Company. The options are exercisable after twelve months, expire in five years and are exercisable at the rate of $0.06 per share.

During the quarter ended March 31, 2004, the Company issued 1,175,000 shares of common restricted stock for cash of $47,500 including 625,000 shares to a related party for cash of $25,000.

NOTE H - GOING CONCERN AND OTHER INFORMATION

The consolidated financial statements have been prepared on the assumption that the Company will continue as a going concern. The Company has experienced recurring losses from operations and negative cash flows from operations since its inception. Additionally, as further described in Note C, the Company disposed of its primary revenue generating assets effective during the quarter ended March 31, 2003. Lastly, at June 30, 2004 the Company's current liabilities significantly exceeded its current liquid assets. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

The Company continues to incur expenses relating to corporate overhead, considering acquisitions and other business opportunities. As further described in Note C, the Company disposed of its foreign operations on January 31, 2003 and March 28, 2003. These disposals significantly reduced the corporate overhead expenses of the Company; however, the Company has been and continues to be dependent upon outside financing in the form of debt and equity to perform its business development activities and cover current overhead expenses. Although the Company has been successful at raising capital in the past, the Company may not be able to continue to raise capital, and if the Company is unable to raise capital, it may be required to sell assets or may be unable to continue in business. Such actions would have a material adverse effect on the Company's business and operations.


                   VIKING CAPITAL GROUP, INC. AND SUBSIDIARIES
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS


NOTE H - GOING CONCERN AND OTHER INFORMATION (Continued)

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

NOTE J - LONG-TERM NOTE RECEIVABLE AND RELATED ALLOWANCE

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

                   VIKING CAPITAL GROUP, INC. AND SUBSIDIARIES
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS


NOTE K - IMPAIRMENT OF CAPITALIZED SOFTWARE

During the quarter ended June 30, 2004, the Company determined that it is not likely in the foreseeable future to receive any cash flows from or in connection with the capitalized software. Accordingly, the asset was written down to zero and an impairment loss of $50,000 was recognized.

NOTE L - PREPAID EXPENSES

The Company prepaid one year of interest totaling $60,000 on the $500,000 long-term promissory note payable with a related party during the quarter ended June 30, 2003. This balance was reduced by the accrued interest expense on the note each quarter and consequently has been reduced to zero during the quarter ended June 30, 2004. The Company also had other prepaid expenses as of the quarter ended March 31, 2004 that have subsequently been reduced to zero.










              (The remainder of this page is intentionally blank.)

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Forward Looking Statements

This report contains certain "forward-looking" statements as such term is defined in the Private Securities Litigation Reform Act of 1995 and information relating to the Company and its subsidiaries that are based on the beliefs of the Company's management as well as assumptions made by and information currently available to the Company's management. When used in this report, the words "anticipate," "believe," "estimate," "expect", "desire", "intent" and "intend" and words or phrases of similar import, as they relate to the Company or its subsidiaries or Company management, are intended to identify forward-looking statements. Such statements reflect the current risks, uncertainties and assumptions related to certain factors including, without limitations, both inside and outside the U.S., changes or anticipated changes in regulatory environments, competitive factors, general economic conditions, capital market conditions, customer relations, relationships with vendors, Viking Capital Group, Inc. and its subsidiaries' ability to recruit and retain skilled personnel, the interest rate environment, governmental regulation and supervision, international relations between the U.S. and foreign countries, seasonality, distribution networks, telecommunication networks, product introductions and acceptance, technological change, changes in industry practices, timely completion and successful integration of acquisitions, economic, social and political conditions in the countries in which Viking, its customers or its suppliers operate including security risks, possible disruptions in the communication and transportation networks and fluctuations in foreign currency exchange rates, one-time events and other factors described herein and in other filings made by the Company with the Securities and Exchange Commission. Based upon changing conditions, should any one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended. The Company does not intend to update these forward-looking statements.

Introduction

The following discussions should be read in conjunction with the consolidated financial statements and related notes and other information included in this report. The Company's report on Form 10-KSB for the year ended December 31, 2003 should also be read in conjunction with this current report.

The discussions below include both a Plan Of Operations section and a Discussion Of Operations section. This is due to the fact that the Company sold its operating entities in China during the first quarter of 2003 and is not currently generating revenues. The Company's current activities are focused on securing funding for the acquisition of Texamerican Food Marketing, Inc. that was previously announced, selecting additional acquisition targets in the food and beverage industry and securing funding for these subsequent acquisitions, working capital and debt service. The Plan Of Operations section is intended to give insight into the current and future actions of the Company. The Discussion Of Operations section is intended to convey current and historical financial information.

Plan Of Operations

Whereas the Company previously had all of its operations in China (with consolidated assets of $112 million at December 31, 2002) which were sold during the first quarter of 2003, the Company is currently seeking acquisition targets and fee income clients in the United States. While the Company may pursue opportunistic acquisitions in any industry, the Company's current focus is on the food and beverage industry. One of the reasons the Company is focusing on the food and beverage industry is because of expertise available through two directors who each have over 30 years experience in the food industry. The Company's interest in this market is also due to expected growth opportunities within new product niches to accommodate the "low-carb" trend and expected consistent future cash flows due to the expectation of multi-year production contracts already in place at targets or multi-year production contracts that are anticipated to be negotiated after the purchase of targets. More specifically, the Company is selecting targets primarily in the cookie & cracker and breading & batter niches. Generally speaking, the Company intends to stay in the "dry ingredient blending" market space, which may include pet food, and is not intending to focus on fresh produce, meat, or dairy products. The food industry is a mature industry and is highly competitive. The Company desires to become the dominant independent source of production capacity for its product types in the United States. The Company announced its intent to enter into the food and beverage industry in its third quarter 2003 report on Form 10-QSB and on December 5, 2003 issued a press release disclosing a letter of intent to purchase Texamerican Food Marketing, Inc.(Texamerican), a company owned and operated by Robin M. Sandifer and his wife. R. M. Sandifer is a director of the Company. Texamerican creates and markets breading and batter solutions. The acquisition is active and pending financing.

Previously, the Company also actively pursued the gas and oil pipeline supply market niche, as more fully described in the Company's prior Form 10-QSB, due to an opportunity that was presented. The Company has since abandoned this niche for the immediate future.

The Company is also exploring, but not focusing upon, opportunities to bring potential fee based clients to Viking. Such clients and fees would most likely be related to business opportunities in China or with Chinese companies or related to life insurance company operations or acquisitions.

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

Potential increases to Viking Capital Group, Inc. U.S. administrative and management level (Parent Operations or Parent Company Level) cash needs include hiring additional employees in the financial and administrative departments, wage increases for existing employees, hiring additional executives associated with acquisitions, potential increases in professional fees associated with normal recurring audits and reviews and costs associated with the acquisition of targeted companies including, but not limited to, legal and audit fees, investment banker and advisor fees and other related professional or consulting fees. Increasing debt levels and potential requirements for interest payments and/or principal repayments may also increase cash needs at the Parent Company Level. Based upon its historical results, management believes that it is getting more difficult, but possible, to continue to raise funds from private investors for its Parent Operations cash needs. The Company expects to raise significantly larger amounts of capital for the purposes described above, including working capital. However, there can be no degree of assurance that the Company can continue to raise capital from private investors or that it can raise funds from any other sources in large or small amounts. See also the Liquidity and Capital Resources section below.

Discussion of Operations

The following discussion should be read in conjunction with the consolidated financial statements and related notes and the other information included in this report. It should be noted that the Company's assets and all of its revenues relating to China were sold during the first quarter of 2003. Fei Yun Viking and Wuxi Viking, including any subsidiaries, may be referred to collectively as the operations in China, Chinese Operations or China Operations. Due to the sale of the Chinese Operations in the first quarter of 2003, the periods presented below may not be comparable.

FOR THE THREE MONTHS ENDED JUNE 30, 2004 and 2003

Revenues

There were no revenues for the second quarter of 2004 and 2003.

General and Administrative Expenses

Consolidated general and administrative costs for the second quarter of 2004 were $88 thousand versus $198 thousand for the comparable period in 2003. The reduction in the current period can be attributed primarily to reduced audit, legal and consulting fees. These costs tend to rise and fall with increased or decreased activity related to acquisitions and dispositions of assets.

Interest Expense

Consolidated interest expense for the second quarter of 2004 was approximately $40 thousand versus $43 thousand for the comparable period in 2003. The year ago figure contains a $13 thousand charge related to debt discount. The figures otherwise reflect the level of long term and short term promissory notes payable during the period.

Net Loss

Consolidated net loss for the second quarter of 2004 was $176 thousand versus a net loss of $171 thousand for the comparable period in 2003. During the current period compared to the same period a year ago, the Company reduced G&A expenses by $110 thousand as discussed above, but also recognized a one-time asset impairment charge of $50 thousand against capitalized software, writing it down to zero. Additionally, during the second quarter a year ago, the Company recognized $67 thousand of interest income versus $2 thousand in the current period. These offsetting factors resulted in nearly flat levels of net loss for the two periods.

FOR THE SIX MONTHS ENDED JUNE 30, 2004 and 2003

Revenues

For the six months ended June 30, 2004, revenues were $ -0- compared to $286 thousand in the comparable period in 2003. The $286 thousand of revenue was due entirely to rental income at Golden Horse/Sunshine Plaza during the month of January 2003 before Fei Yun Viking was sold. Fei Yun Viking and its subsidiaries were sold effective January 31, 2003.

General and Administrative Expenses

Consolidated G&A costs for the six month period ended June 30 2004 were approximately $162 thousand versus $626 thousand for the comparable period in 2003. The reduction can be primarily attributed to the sale of the China Operations during the first quarter of 2003.

Interest Expense

Consolidated interest expense for the six month period ended June 30, 2004 was approximately $78 thousand versus $312 thousand for the comparable period in 2003. The decrease is due to the divestiture of Fei Yun Viking and its associated debts effective January 31, 2003, thus relieving the company of accruing interest costs on the associated debts.

Net Income(Loss)

Consolidated net loss for the six month period ended June 30, 2004 was approximately $286 thousand versus a net loss of $477 thousand for the comparable period in 2003. The change can be primarily attributed to the divestiture of Fei Yun Viking during the first quarter of 2003 and the resulting reduction in expenses associated with its operations.

Liquidity and Capital Resources

Cash needs for general and administrative expenses and debt service at the Parent Company Level have been satisfied in the past by the issuance of new promissory notes and the sale of common stock to private investors. Renewals of existing notes, although not a cash source, have also been a resource to the Company. A large percentage of dollars in promissory notes continue to renew. The Parent Company Level will continue to rely upon raising additional capital for its cash needs and believes that current methods of raising capital, although becoming more difficult, may be sufficient to satisfy general and administrative and debt service needs as they arise, barring any unexpected or significant changes in such costs. There can be no degree of assurance, however, that the Company will continue to be able to raise large or small amounts of cash as needs arise. Current liabilities far exceed current assets. The Company does not have sufficient cash on hand to operate for the next twelve months and the Company will need to raise substantial additional capital for future acquisitions. Further, the Company does not have any binding agreements upon which the Company can rely to supply such cash at this time. However, the Company is seeking debt financing and equity financing on a large scale for future acquisitions and growth including, but not limited to, funding for the acquisition of Texamerican Food Marketing, Inc. that was previously publicly announced. The Company expects that it may be able to augment institutional debt or equity investments through the use of its tax loss carryforward, the use of other assets it already owns, and/or the assets and cash flows from companies targeted for acquisition.

Consolidated liabilities at June 30, 2004 were $3,183,000 versus $3,048,000 at December 31, 2003. The debts at June 30, 2004 are comprised as follows: long term debt of $500,000 in a single 10 year note to be repaid in five annual installments of $100,000 each beginning on its sixth anniversary; several notes payable due within one year or on demand totaling $887,000; $93,000 of accrued interest payable; $115,000 of accounts payable; and $1,588,000 of accrued officer's salaries. It should be noted that the long term and short term promissory notes are due to private investors and not banks or financial institutions. The Company had $4,000 cash at June 30, 2004; $125,000 of notes receivable and accrued interest, $3,000 of property and equipment, and a $6.5 million note receivable due from a Chinese entity that has been written down to zero. Interest receivable of $260,000 was due on January 31, 2004 relating to the $6.5 million note but has not yet been collected. Accordingly, the Company had written down the related $237,000 of accrued interest receivable at December 31, 2003 to zero and has not accrued interest on this note from that date forward.

The cash flow information provided below is provided net of the effect of the sale of the Chinese Operations during the first quarter of 2003.

Net cash used in operating activities for the six months ended June 30, 2004 was $116 thousand compared to $478 thousand of cash used in operating activities during the comparable period in 2003. The reduction is due to reduced costs associated with the China Operations that were sold during the first quarter of 2003.

Net cash used in investing activities for the six months ended June 30, 2004 was $ -0- compared to $1,423 thousand used in investing activities in the comparable period in 2003. The prior year's use of funds is primarily due to the divestiture of $1,379 thousand in cash as part of the divestiture of Fei Yun Viking. The balance of $44 thousand in funds used is also due to activities at Fei Yun Viking prior to its sale.

Net cash provided by financing activities for the six months ended June 30, 2004 was approximately $116 thousand versus $601 thousand for the comparable period in 2003. Financing activities are currently the sole source of cash for the Company. During 2004, all of the financing amounts relate to Parent Company activities including proceeds of approximately $58 thousand from the sale of stock and $85 thousand of new promissory notes offset by $27 thousand of promissory note repayments. During the same period a year ago, net cash provided by financing includes $95 thousand from the sale of stock and $773 thousand from new promissory notes offset by $267 thousand of promissory note repayments. Of these amounts during the same period in the prior year, $500 thousand of the new promissory notes relates to a 10 year, long term note. All other promissory note amounts are short term promissory notes.

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

Item 3.  Controls and Procedures

An evaluation as of the end of the period covered by this report was carried out under the supervision and with the participation of the Registrant's management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Registrant's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that those disclosure controls and procedures were adequate to ensure that information required to be disclosed by the Registrant in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

PART II - OTHER INFORMATION

Item 2. Changes in Securities

During the three month period ended June 30, 2004, the Company issued common restricted shares (Class A Common) in private transactions under exemption from registration under the Securities Act pursuant to Section 4(2) and/or Regulation D, Rule 506 or other applicable exemptions. Sales have been made to accredited investors only. In summary; 333,333 common restricted shares were issued as follows: 208,333 common shares for $10,000 cash; 50,000 common shares for $2,000 in services; 75,000 common shares in repayment of promissory note principal and interest of $2,700 and $300, respectively.

Item 5. Other Information

General
-------

The Company's common stock trades on the OTC Electronic Bulletin Board. Its symbol is "VGCP". Company information can be found on its web site at www.vcgi.com.

Risk Factors
------------

The Company faces substantial risks at all times. Some of these risks are listed here. This list is not intended to be an exhaustive description of risks, but as a reminder that there are substantial risks involved in investing in this stock. Persons inclined to invest in the Company or any company should do so only after personal due diligence and a personal assessment of their risk tolerance. We encourage you to review this entire document and perform other information gathering of your own.


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

     Of the Company's 60,270,584 Class A Common shares outstanding at June 30, 2004, 22,259,335 shares are currently freely trading shares. The remaining 38,011,249 common restricted shares are eligible for removal of some or all transfer restrictions within one year. Nevertheless, trading activity in Company stock is thin, making the shares subject to sudden drops in price if one or more shareholders choose to sell their shares at or about the same time. This could cause the market price of our common stock to drop significantly, even if our business is growing.

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




                   (The remainder of this page is intentionally blank.)


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



                               VIKING CAPITAL GROUP, INC.

Dated: August 12, 2004         By:  /s/ William J. Fossen
                                    ----------------------------------
                                    William J. Fossen
                                    Chief Executive Officer


Dated: August 12, 2004         By:  /s/ Matthew W. Fossen
                                    ----------------------------------
                                    Matthew W. Fossen
                                    Chief Financial Officer
                                    President