Form 10QSB
period 2004-09-30
VIKING CAPITAL GROUP INC
filed 2004-11-15
CIK 886093

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the period ended September 30, 2004

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

As of November 15, 2004, approximately 61,520,584 shares of Common Stock (Class A Common) of the issuer were outstanding. As of November 15, 2004, 100,000 shares of Class B Common Stock of the issuer were outstanding.

                   VIKING CAPITAL GROUP, INC. AND SUBSIDIARIES


                                    CONTENTS




                                                                            PAGE

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

     Consolidated Balance Sheets at September 30, 2004 (Unaudited) and
         December 31, 2003....................................................3

     Consolidated Statements of Operations (Unaudited) for the three months ended September 30, 2004 and 2003.............................5

     Consolidated Statements of Operations (Unaudited) for the nine months ended September 30, 2004 and 2003.............................6

     Consolidated Statements of Cash Flows (Unaudited) for the nine months ended September 30, 2004 and 2003.............................7

     Notes to Consolidated Financial Statements...............................9

Item 2. Management's Discussion and Analysis or Plan of Operations............15

Item 3. Controls and Procedures...............................................18


PART II - OTHER INFORMATION

Item 2.  Changes in Securities................................................19

Item 5. Other Information.....................................................19

Item 6.  Exhibits.............................................................22

SIGNATURES....................................................................23

EXHIBITS......................................................................24


                   VIKING CAPITAL GROUP, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS



                                     ASSETS
                                     ------
                                                                        (unaudited)
                                                                       September 30,     December 31,
                                                                            2004             2003
                                                                       -------------    -------------
                                                                               (in thousands)
CURRENT ASSETS
   Cash and cash equivalents                                           $          19    $           4
   Prepaid expenses                                                             --                 41
   Notes receivable and accrued interest, (including related party amounts of  $127 and $121 at September 30, 2004
      (unaudited) and December 31, 2003, respectively) net of
     allowance of $191 at September 30, 2004 (unaudited)
     and December 31, 2003                                                       127              121
                                                                       -------------    -------------

        Total current assets                                                     146              166

PROPERTY AND EQUIPMENT
   Computer equipment                                                            157              157
   Furniture and office equipment                                                 21               21
                                                                       -------------    -------------
                                                                                 178              178

   Accumulated depreciation and amortization                                    (175)            (174)
                                                                       -------------    -------------

             Net property and equipment                                            3                4

CAPITALIZED SOFTWARE                                                            --                 50

LONG TERM NOTE RECEIVABLE, net of allowance
   of $6,500 at September 30, 2004 (unaudited) and December 31, 2003            --               --

OTHER ASSETS                                                                       4                4
                                                                       -------------    -------------

TOTAL ASSETS                                                           $         153    $         224
                                                                       =============    =============


The accompanying notes are an integral part of these consolidated financial statements.

                   VIKING CAPITAL GROUP, INC. AND SUBSIDIARIES

                     CONSOLIDATED BALANCE SHEETS - Continued


                      LIABILITIES AND STOCKHOLDERS' DEFICIT
                      -------------------------------------
                                                                                        (unaudited)
                                                                                       September 30,     December 31,
                                                                                            2004              2003
                                                                                      --------------    --------------
                                                                                    (in thousands, except share amounts)
CURRENT LIABILITIES
  Current  maturities of long-term debt and other current debts
     (including $307 and $219 due to related parties at
     September 30, 2004 (unaudited) and December 31, 2003, respectively)              $          728    $          810
  Accounts payable                                                                               141                75
  Accrued officers' salaryand payroll taxes                                                    1,589             1,588
  Other accrued expenses (including $76 and $39 due to related
     parties at September 30, 2004 (unaudited) and December 31, 2003, respectively)              101                75
                                                                                      --------------    --------------

             Total current liabilities                                                         2,559             2,548

LONG-TERM DEBT, related party, less current portion                                              700               500
                                                                                      --------------    --------------

             Total liabilities                                                                 3,259             3,048

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
  Preferred stock $1.00 par value; 50,000,000 shares authorized:
     Series 2001 Callable Preferred Stock $1.00 par value; 5,000,000 shares authorized, -0- shares issued and outstanding
        at September 30, 2004 (unaudited) and December 31, 2003                                 --                --
  Common stock Class A $0.001 par value; 150,000,000 shares authorized,
     61,520,584 and 58,762,251 shares issued and outstanding at
     September 30, 2004 (unaudited) and December 31, 2003, respectively                           62                59
  Common stock Class B $0.001 par value; 100,000 shares authorized,
     issued and outstanding                                                                     --                --
  Additional paid-in capital                                                                  33,992            33,880
  Accumulated deficit                                                                        (37,160)          (36,763)
                                                                                      --------------    --------------

             Total stockholders' deficit                                                      (3,106)           (2,824)
                                                                                      --------------    --------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                           $          153    $          224
                                                                                      ==============    ==============

The accompanying notes are an integral part of these consolidated financial statements.

                   VIKING CAPITAL GROUP, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                                                      Three Months Ended
                                                                                      ------------------
                                                                                 September 30,   September 30,
                                                                                     2004             2003
                                                                                 ------------    ------------
                                                                             (in thousands, except loss per share)
REVENUES                                                                         $       --      $       --

GENERAL AND ADMINISTRATIVE EXPENSES                                                       (71)           (111)
                                                                                 ------------    ------------
Loss from operations                                                                      (71)           (111)

OTHER INCOME (EXPENSE)
     Interest income (including $2 and $45 from related parties, respectively)              2              67
     Interest expense (including $25 and $10 to related parties, respectively)            (40)            (44)
     Other income (expense)                                                              --               (11)
                                                                                 ------------    ------------

         Total other income (expense), net                                                (38)             12
                                                                                 ------------    ------------

Loss before provision for income taxes                                                   (109)            (99)

         Income tax expense                                                              --              --
                                                                                 ------------    ------------

NET LOSS                                                                         $       (109)   $        (99)
                                                                                 ============    ============

BASIC AND DILUTED LOSS PER COMMON SHARE                                          $      (0.00)   $      (0.00)
                                                                                 ============    ============

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
     OUTSTANDING - BASIC AND DILUTED                                                   61,104          57,558
                                                                                 ============    ============





The accompanying notes are an integral part of these consolidated financial statements.

                   VIKING CAPITAL GROUP, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                                                       Nine Months Ended
                                                                                       ------------------
                                                                                 September 30,   September 30
                                                                                      2004            2003
                                                                                 ------------    ------------
                                                                             (in thousands, except loss per share)
REVENUES
     Rental income                                                               $       --      $        286

COST OF REVENUE
     Selling expenses                                                                    --                (7)
                                                                                 ------------    ------------

GROSS PROFIT                                                                             --               279

GENERAL AND ADMINISTRATIVE EXPENSES                                                      (233)           (737)
IMPAIRMENT OF CAPITALIZED SOFTWARE                                                        (50)           --
                                                                                 ------------    ------------

Loss from operations                                                                     (283)           (458)

OTHER INCOME (EXPENSE)
     Interest income (including $6 and $45 from related parties, respectively)              6             217
     Interest expense (including $70 and $40 to related parties, respectively)           (119)           (356)
     Loss from equity accounted affiliates                                               --                (5)
     Other income                                                                        --                 8
                                                                                 ------------    ------------

         Total other income (expense), net                                               (113)           (152)
                                                                                 ------------    ------------

Loss before provision for income taxes                                                   (396)           (610)

         Income tax benefit                                                              --                34
                                                                                 ------------    ------------

NET LOSS                                                                         $       (396)   $       (576)
                                                                                 ============    ============

BASIC AND DILUTED LOSS PER COMMON SHARE                                          $      (0.00)   $      (0.01)
                                                                                 ============    ============

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
     OUTSTANDING - BASIC AND DILUTED                                                   60,194          56,458
                                                                                 ============    ============



The accompanying notes are an integral part of these consolidated financial statements.

                   VIKING CAPITAL GROUP, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                                                Nine Months Ended
                                                                                                -----------------
                                                                                            Sept 30,        Sept 30,
                                                                                              2004            2003
                                                                                          ------------    ------------
                                                                                                 (in thousands)

CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                                                             $       (396)   $       (576)
     Non-cash charges included in operations
         Bad debt expense                                                                         --                 2
         Depreciation and amortization                                                               1             176
         Amortization of debt discount                                                            --                20
         Other payables paid with promissory note                                                 --                 7
         Common stock issued for services                                                            2               6
         Accounts payable paid in common stock                                                    --                31
         Expenses paid with promissory note                                                       --                43
         Stock options issued for services                                                           2               3
         Loss from equity accounted  affiliates                                                   --                 5
         Impairment of capitalized software                                                         50            --
     Changes in assets and liabilities (net of effect of divestiture of Fei Yun Viking)
         Decrease in mortgage loans receivable                                                    --                84
         Increase in accrued interest receivable                                                    (6)           (218)
         (Increase) decrease in other assets, receivables and prepaid expenses                      41             (56)
         Increase (decrease) in accounts payable                                                    66            (174)
         Increase (decrease) in accrued officers' salary and
            payroll taxes                                                                            1             (17)
         Increase in other accrued expenses and payables                                          --               135
            including interest payable                                                              56            (122)
                                                                                          ------------    ------------

Net cash used in operating activities                                                             (183)           (651)

CASH FLOWS FROM INVESTING ACTIVITIES
     Net advances to related parties                                                              --               (44)
     Decrease in cash balances due to divestiture of Fei Yun  Viking                              --            (1,379)
                                                                                          ------------    ------------

Net cash used in investing activities                                                             --            (1,423)


                                  - Continued -


The accompanying notes are an integral part of these consolidated financial statements.


                   VIKING CAPITAL GROUP, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited))
                                                                                                Nine Months Ended
                                                                                                -----------------
                                                                                          September 30,   September 30,
                                                                                              2004            2003
                                                                                          ------------    ------------
                                                                                                 (in thousands)

CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from notes payable                                                          $         38    $        263
     Proceeds from notes payable and advances - related party                                      300             519
     Repayments of notes payable                                                                  (235)           (269)
     Repayments of notes payable - related party                                                   (13)             (0)
     Proceeds from sale of common stock                                                            108             171
                                                                                          ------------    ------------

Net cash provided by financing activities                                                          198             684
                                                                                          ------------    ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                                15          (1,390)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                                     4           1,423
                                                                                          ------------    ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                $         19    $         33
                                                                                          ============    ============

SUPPLEMENTAL DISCLOSURES

     Cash flow information:

         Interest paid                                                                    $         34    $        180

     Non-cash financing activities:
         Common stock issued for:
             Repayment of notes payable and accrued interest                                         3              28
             Payment of services                                                                     2               6
             Payment of accounts payable                                                          --                31

         Common stock received for divestiture of Fei Yun Viking (7.0 million shares)             --              (236)
         Common stock received for divestiture of Wuxi Viking (1.4 million shares)                --               604

         Preferred stock received for divestiture of Fei Yun Viking (1.8 million shares)          --             1,800

         Long-term note receivable received in connection
              with divestiture of Fei Yun Viking                                                  --             6,500

         Notes payable issued for:
              Payment of expenses                                                                 --                43
              Payment of accrued interest                                                           31              18
              Stock options issued for services                                                      2               3

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

The consolidated interim financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the consolidated financial statements and related notes included in the Company's Form 10-KSB as of and for the year ended December 31, 2003.

In the opinion of management, the unaudited interim consolidated financial statements of the Company contain all adjustments, consisting only of those of a normal recurring nature, necessary to present fairly the Company's financial position and the results of its operations and cash flows for the periods presented. The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions. Such estimates and assumptions affect the reported amounts of assets and liabilities, as well as the disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

NOTE B - STOCK-BASED COMPENSATION

The Company accounts for stock-based employee compensation using the intrinsic value-based method prescribed by Accounting Principles Board Opinion No. 25,
"Accounting for Stock Issued to Employees" and related interpretations. As such, compensation expense is recorded on the date of grant of a stock option to the extent the current market price of the underlying stock exceeds the option exercise price. The Company did not record any compensation expense related to stock options granted to employees during the three or nine-month periods ended
September 30, 2004 and 2003. Had the Company determined compensation based on the fair value at the grant date for its stock options under Statement of Financial Accounting Standards ("SFAS") No.123, "Accounting for Stock-Based
Compensation,"  as  amended  by  SFAS  No.  148,  "Accounting  For  Stock  Based
Compensation - Transition and  Disclosures - and Amendment of FASB Statement No.
123," net loss and loss per share would have increased as shown in the table below.

                                                                     Three Months Ended           Nine Months Ended
                                                                    --------------------        --------------------
                                                                    Sept 30,    Sept 30,        Sept 30,    Sept 30,
                                                                      2004        2003            2004        2003
                                                                      ----        ----            ----        ----
                                                                       (in thousands)              (in thousands)

Net loss attributable to common stockholders, as reported           $  (109)    $   (99)        $  (396)    $  (576)
Add:  Stock  based  employee  compensation  expense  included in
reported net loss attributable to common stockholders                     -           -               -           -
Deduct:  Stock-based  employee  compensation  expense determined
under fair value based method                                          (202)        (14)           (230)        (55)
                                                                    --------    --------        --------    --------
Proforma net loss attributable to common stockholders               $  (311)    $  (113)        $  (626)    $  (631)
                                                                    ========    ========        ========    ========
Weighted average common shares, basic and diluted                     61,104      57,558          60,194      56,458
Net loss per common share as reported                               $ (0.00)    $ (0.00)        $ (0.00)    $ (0.01)
                                                                    ========    ========        ========    ========
Proforma net loss per common share, basic and diluted               $ (0.01)    $ (0.00)        $ (0.01)    $ (0.01)
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

chemical exchange company, and two notes receivable plus accrued interest. In exchange for the 96% ownership of Fei Yun Viking, Viking Capital Group, Inc. received 1.8 million shares of its Series 2001 Callable Preferred Shares (originally issued and recorded at $18 million), 7,000,000 common restricted shares of Viking Capital Group, Inc. and a $6.5 million note receivable due from Hebei Kangshun Feiyun Organic Waste Processing Company, Ltd. (Organic Waste Company). The note is collateralized by, and is convertible into, a 40%
ownership interest in Organic Waste Company. During the year 2003, the Company recorded a $6.5 million allowance for doubtful note receivable pertaining to this note. See Note J for more information. The Company also received 7.5 million common shares of the Company that were held as treasury shares at Fei Yun Viking.

Effective March 28, 2003, the Company sold its 25% equity ownership position in Wuxi Viking Garment Co., Ltd. (Wuxi). Viking Capital Group, Inc. received 1.4 million common restricted shares of Viking Capital Group, Inc. in exchange for its 25% equity ownership position in Wuxi.

Unaudited pro-forma financial information for the nine months ended September 30, 2003, as though the dispositions of Beijing Fei Yun Viking Enterprises Company, Ltd. and Wuxi Viking Garments Company, Ltd. had occurred on January 1, 2003 is as follows (in thousands):

                                               Nine Months Ended
                                                 September 30,
                                                     2003

     Revenues                                    $           -
                                                 =============
     Net loss                                    $        (446)
                                                 =============

     Net loss per share:
       Basic and diluted                         $      (0.01)
                                                 ============

NOTE D - SHORT TERM PROMISSORY NOTES PAYABLE

During the quarter ended September 30, 2004, the Company entered into new notes or renewed existing notes, some of which are convertible to common restricted stock, totaling $254,610. The total consists of $3,000 of new notes, $242,758 of renewed notes and $8,852 of accrued interest that was added to principal. All outstanding short term promissory notes at September 30, 2004 mature within one year or on demand, bear interest at rates ranging from 10% to 12% (except for $43,000 of notes that bear no interest) and are secured by the assets and net worth of the Company. Interest payments on these notes are due quarterly, semi-annually, annually or at the end of the term of the note.

During the quarter ended September 30, 2004, promissory note principal and accrued interest cash repayments were made totaling $220,861 and $23,231, respectively. Of these amounts, $11,405 in principal and $5,608 in interest were paid to related parties.

During the quarter ended June 30, 2004, the Company entered into new notes or renewed existing notes, some of which are convertible to common restricted stock, totaling $60,797. The total consists of $19,000 of new notes, $40,455 of renewed notes and $1,342 of accrued interest that was added to principal. All outstanding short term promissory notes at June 30, 2004 mature within one year or on demand, bear interest at rates ranging from 10% to 12% (except for $100,000 of notes that bear no interest) and are secured by the assets and net worth of the Company. Interest payments on these notes are due quarterly, semi-annually, annually or at the end of the term of the note.

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



NOTE D - SHORT TERM PROMISSORY NOTES PAYABLE (Continued)

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

NOTE E - LONG-TERM PROMISSORY NOTE PAYABLE

During the quarter ended September 30, 2004, the Company entered into a $250,000 long-term promissory note payable with an existing shareholder and related party. Principal payments of $50,000 are to be made upon each anniversary date over a five-year period. Interest payments at 10% per annum are to be paid semi-annually. The note is collateralized by the assets and net worth of the Company. At September 30, 2004, $50,000 of the long-term debt is classified as a current maturity of long-term debt in the accompanying financial statements.

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

NOTE F - RELATED PARTY TRANSACTIONS

During the quarter ended September 30, 2004, there were no new short-term promissory notes, other than renewed notes, with related parties and the Company repaid $11,405 of principal and $5,608 in interest to related parties. Short-term promissory notes payable with related parties at September 30, 2004 totaled $256,500 plus accrued interest of $56,348. All of these notes are secured by the assets and net worth of the Company.

During the quarter ended September 30, 2004, there were no new notes receivable with related parties and no repayments were received. As of September 30, 2004, the balance of notes receivable from related parties was $103,821 plus accrued interest of $22,742.

During the quarter ended September 30, 2004, the Company entered into a set of transactions with a related party for a five-year $250,000 long-term promissory note and the sale of 1,250,000 Class A Common restricted shares for $50,000. The stock sale included the grant of two sets of options to purchase Class A Common Restricted Stock totaling 10,000,000 shares. Principal payments of $50,000 are to be made upon each anniversary date of the long-term promissory note over a five-year period. Interest accumulates at the rate of 10% per annum with interest to be paid semi-annually. The two stock options are as follows:
7,500,000 common restricted shares exercisable at $0.04 per share after 60 days and 2,500,000 common restricted shares exercisable at $0.04 per share after six months. Both options expire in five years. As of September 30, 2004, the balance of long-term promissory notes payable to related parties was $750,000, (including $50,000 that is classified as current maturities of long-term debt) plus accrued interest of $19,918.

During the quarter ended June 30, 2004, the Company did not enter into any new short-term promissory notes with related parties and repaid $1,100 of principal and $385 in interest to a related party. Short-term promissory notes payable with related parties at June 30, 2004 totaled $267,905 plus accrued interest of $53,948. All of these notes are secured by the assets and net worth of the Company.

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

                   VIKING CAPITAL GROUP, INC. AND SUBSIDIARIES
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS


NOTE F - RELATED PARTY TRANSACTIONS (Continued)

During the quarter ended March 31, 2004, the Company entered into $50,000 of new short term promissory notes with a related party. The notes are due within one year and bear interest at 12% per year. The Company also renewed a short-term promissory note with a related party totaling $50,000.

During the quarter ended March 31, 2004, a related party purchased 625,000 common restricted shares of the Company for $25,000 or $0.04 per share.

NOTE G - SHAREHOLDERS' EQUITY AND STOCK OPTIONS

During the quarter ended September 30, 2004, the Company issued a total of 1,250,000 common restricted shares for cash of $50,000 to a related party.

During the quarter ended September 30, 2004, the Company granted stock purchase options for a total of 10,100,000 common restricted shares of the Company, with 10,000,000 of those granted to a related party in association with the stock sale discussed above. Options for 7,500,000 shares to a related party are exercisable after 60 days at the rate of $0.04 per share and expire after five years. Options for 2,500,000 shares to a related party are exercisable after six months at the rate of $0.04 per share and expire after five years. Options for 100,000 shares, granted to a non-related party, are exercisable at $0.04 per, are immediately exercisable, and expire in twelve months.

During the quarter ended June 30, 2004, the Company issued a total of 333,333 common restricted shares as follows: 208,333 shares for cash of $10,000; 50,000 shares for services valued at $2,000; and 75,000 shares in repayment of $2,700 promissory note principal plus $300 interest.

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

NOTE H - GOING CONCERN AND OTHER INFORMATION

The consolidated financial statements have been prepared on the assumption that the Company will continue as a going concern. The Company has experienced recurring losses from operations and negative cash flows from operations since its inception. Additionally, as further described in Note C, the Company disposed of its primary revenue generating assets effective during the quarter ended March 31, 2003. Lastly, at September 30, 2004 the Company's current liabilities significantly exceeded its current liquid assets. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

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


                   VIKING CAPITAL GROUP, INC. AND SUBSIDIARIES
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS


NOTE I - SEGMENTS

During the quarter ended March 31, 2003,  the Company sold all of its reportable segments but did recognize revenue and expenses for such segments prior to their sale. The Company's  operations were  classified into four principal  reportable
segments  for  the  first  quarter  of  2003;   real  estate,   chemical  sales,
construction,  and  garment  manufacturing.  All  businesses  were  located  and operated in the People's  Republic of China.  The real estate  segment owned and operated a commercial and residential property.  The chemical segment traded and transported  chemical  products.  The  construction  segment was  constructing a highway  in the  Jiangsu  Province  of  the  People's  Republic  of  China.  The
garment-manufacturing  segment manufactured  clothing  specifically  focusing on export garments.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Forward Looking Statements

This report contains certain "forward-looking" statements as such term is defined in the Private Securities Litigation Reform Act of 1995 and information relating to Viking Capital Group, Inc. (Viking or the Company) and its
subsidiaries that are based on the beliefs of the Company's management as well as assumptions made by and information currently available to the Company's management. When used in this report, the words "anticipate," "believe," "estimate," "expect", "desire", "intent" and "intend" and words or phrases of similar import, as they relate to the Company or its subsidiaries or Company management, are intended to identify forward-looking statements. Such statements reflect the current risks, uncertainties and assumptions related to certain factors including, without limitations, both inside and outside the U.S., changes or anticipated changes in regulatory environments, competitive factors, general economic conditions, capital market conditions, customer relations, relationships with vendors, Viking Capital Group, Inc. and its subsidiaries' ability to recruit and retain skilled personnel, the interest rate environment, governmental regulation and supervision, international relations between the U.S. and foreign countries, seasonality, distribution networks, telecommunication networks, product introductions and acceptance, technological change, changes in industry practices, timely completion and successful integration of acquisitions, economic, social and political conditions in the countries in which Viking, its customers or its suppliers operate including security risks, possible disruptions in the communication and transportation networks and fluctuations in foreign currency exchange rates, one-time events and other factors described herein and in other filings made by the Company with the Securities and Exchange Commission. Based upon changing conditions, should any one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or
intended.   The  Company  does  not  intend  to  update  these   forward-looking
statements.

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

Plan Of Operations

The Company previously had all of its operations in China (with consolidated assets of $112 million at December 31, 2002) that were sold during the first quarter of 2003. The Company is currently seeking acquisition targets and fee income clients in the United States. While the Company may pursue opportunistic acquisitions in any industry, the Company's current focus is on the food and beverage industry and fee income areas such as property development. Property development is an area whereby the Company can in some cases, purchase various properties with the Company's stock and Seller financing. The market for financing property development in growing areas is much more readily available than for the acquisition of companies with limited assets but strong cash flow and profits. Thus, the Company is also focusing on this income stream potential which may also allow the Company to accomplish the financing of its first acquisitions into the Food and Beverage Industry. One of the reasons the Company is focusing on the food and beverage industry is because of expertise available through two directors who each have over 30 years experience in the food industry. The Company's interest in this market is also due to expected growth opportunities within new product niches to accommodate the "low-carb" trend and expected consistent future cash flows due to the expectation of multi-year production contracts already in place at targets, or multi-year production contracts that are anticipated to be negotiated after the purchase of targets. More specifically, the Company is selecting targets primarily in the cookie & cracker and breading & batter niches. Generally speaking, the Company intends to stay in the "dry ingredient blending" market space, which may include pet food, and is not intending to focus on fresh produce, meat, or dairy products. The food industry is a mature industry and is highly competitive. The Company desires to become the dominant independent source of production capacity for its product types in the United States. The Company announced its intent to enter into the food and beverage industry in its third quarter 2003 report on Form 10-QSB and on December 5, 2003 issued a press release disclosing a letter of intent to purchase Texamerican Food Marketing, Inc. (Texamerican), a company owned and operated by Robin M. Sandifer and his wife. Mr. Sandifer is a director of the Company. Texamerican creates and markets breading and batter solutions. The acquisition is active and pending financing.

The Company continues to also explore, but is not focusing upon, opportunities to bring potential fee based clients to Viking. Such clients and fees would most likely be related to business opportunities in China or with Chinese companies or related to life insurance company operations or acquisitions.

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

Potential increases to Viking Capital Group, Inc. U.S. administrative and management level (Parent Operations or Parent Company Level) cash needs include hiring additional employees in the financial and administrative departments, wage increases for existing employees, hiring additional executives associated with acquisitions, potential increases in professional fees associated with normal recurring audits and reviews and costs associated with the acquisition of targeted companies including, but not limited to, legal and audit fees, investment banker and advisor fees and other related professional or consulting fees. Increasing debt levels and potential requirements for interest payments and/or principal repayments may also increase cash needs at the Parent Company Level. Based upon its historical results, management believes that it is getting more difficult, but still possible, to continue to raise funds from private investors for its Parent Operations cash needs. The Company expects to raise significantly larger amounts of capital for the purposes described above, including working capital. However, there can be no degree of assurance that the Company can continue to raise capital from private investors or that it can raise funds from any other sources in large or small amounts. See also the Liquidity and Capital Resources section below.

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

FOR THE THREE MONTHS ENDED September 30, 2004 and 2003

Revenues

There were no revenues for the third quarter of 2004 and 2003.

General and Administrative Expenses

Consolidated general and administrative costs for the third quarter of 2004 were $71 thousand versus $111 thousand for the comparable period in 2003. The reduction in the current period can be attributed primarily to reduced audit, legal and consulting fees. These costs tend to rise and fall with increased or decreased activity related to acquisitions and dispositions of assets.

Interest Expense

Consolidated interest expense for the third quarter of 2004 was approximately $40 thousand versus $44 thousand for the comparable period in 2003. The figures reflect the level of long-term and short-term promissory notes payable during the period.

Net Loss

Consolidated net loss for the third quarter of 2004 was $109 thousand versus a net loss of $99 thousand for the comparable period in 2003. This difference generally reflects increases in expenses while the Company continued without substantial revenue from operations or any other substantial income from other sources.

FOR THE NINE MONTHS ENDED September 30, 2004 and 2003

Revenues

For the nine months ended September 30, 2004, revenues were $ -0- compared to $286 thousand in the comparable period in 2003. The $286 thousand of revenue in the prior period was due entirely to rental income at Golden Horse/Sunshine Plaza during the month of January 2003 before Fei Yun Viking was sold. Fei Yun Viking and its subsidiaries were sold effective January 31, 2003.

General and Administrative Expenses

Consolidated general and administrative costs for the nine-month period ended September 30, 2004 were approximately $233 thousand versus $737 thousand for the comparable period in 2003. The reduction can be primarily attributed to the sale of the China Operations during the first quarter of 2003.

Interest Expense

Consolidated interest expense for the nine-month period ended September 30, 2004 was approximately $119 thousand versus $356 thousand for the comparable period in 2003. The decrease is due to the divestiture of Fei Yun Viking and its associated debts effective January 31, 2003, thus relieving the company of accruing interest costs on the associated debts.

Net Loss

Consolidated net loss for the nine-month period ended September 30, 2004 was approximately $396 thousand versus a net loss of $576 thousand for the comparable period in 2003. The change can be primarily attributed to the divestiture of Fei Yun Viking during the first quarter of 2003 and the resulting reduction in expenses associated with its operations.

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

Consolidated liabilities at September 30, 2004 were $3,259,000 versus $3,048,000 at December 31, 2003. The debts at September 30, 2004 are comprised as follows: long-term debt of $700,000 in the form two promissory notes, one being a $500,000 10 year note to be repaid in five annual installments of $100,000 each beginning on its sixth anniversary, another being a $250,000 five year note to be repaid in five annual installments commencing on the first anniversary ($50,000 of this note is classified as a current maturity of long-term debt in the accompanying financial statements), several notes payable due within one year or on demand totaling $728,000; $101,000 of accrued interest payable;

$141,000 of accounts payable; and $1,587,000 of accrued officers' salaries and $2,000 of payroll taxes. It should be noted that the long-term and short-term promissory notes are due to private investors and not banks or financial institutions. The Company had $19,000 cash at September 30, 2004; $127,000 of notes receivable and accrued interest, $3,000 of property and equipment, and a $6.5 million note receivable due from a Chinese entity that has been written down to zero. Interest receivable of $260,000 was due on January 31, 2004 relating to the $6.5 million note but has not yet been collected. Accordingly, the Company had written down the related $237,000 of accrued interest receivable at December 31, 2003 to zero and has not accrued interest on this note from that date forward.

The cash flow information provided below is provided net of the effect of the sale of the Chinese Operations during the first quarter of 2003.

Net cash used in operating activities for the nine months ended September 30, 2004 was $183 thousand compared to $651 thousand of cash used in operating activities during the comparable period in 2003. The reduction is due to reduced costs associated with the China Operations that were sold during the first quarter of 2003.

Net cash used in investing activities for the nine months ended September 30, 2004 was $ -0- compared to $1,423 thousand used in investing activities in the comparable period in 2003. The prior year's use of funds is primarily due to the divestiture of $1,379 thousand in cash as part of the divestiture of Fei Yun Viking. The balance of $44 thousand in funds used is also due to activities at Fei Yun Viking prior to its sale.

Net cash provided by financing activities for the nine months ended September 30, 2004 was approximately $198 thousand versus $684 thousand for the comparable period in 2003. Financing activities are currently the sole source of cash for the Company. During 2004, all of the financing amounts relate to Parent Company activities including proceeds of approximately $108 thousand from the sale of stock and $338 thousand of new promissory notes offset by $248 thousand of promissory note repayments. During the same period a year ago, net cash provided by financing includes $171 thousand from the sale of stock and $782 thousand from new promissory notes offset by $269 thousand of promissory note repayments. Of these new promissory notes, in the current period $250,000 was long-term debt (including $50,000 that is classified as a current maturity of long-term debt in the accompanying financial statements) (5 years) and in the comparable period in 2003, $500,000 was long-term debt (10 years). All other promissory note amounts are short-term promissory notes.

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

PART II - OTHER INFORMATION

Item 2. Unregistered Sales Of Equity Securities and Use of Proceeds

During the three month period ended September 30, 2004, the Company issued common restricted shares (Class A Common) in private transactions under an exemption from registration under the Securities Act pursuant to Section 4(2) and/or Regulation D, Rule 506 or other applicable exemptions. Sales have been made to accredited investors only. In summary: 1,250,000 common restricted shares were issued for $50,000 in cash.

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

     One key element of our strategy is to acquire additional companies. The success of our acquisitions will depend on our ability to overcome substantial obstacles, such as the availability of acquisition candidates, our ability to compete successfully with other potential acquirers seeking similar or the same acquisition candidates, the availability of funds to finance acquisitions and the availability of management resources to oversee the operation of acquired businesses. The Company has limited resources and we can offer no assurance that we will succeed in consummating any acquisitions or that we will be able to integrate and manage any acquisitions successfully.

     2) A substantial portion of our outstanding common stock is freely tradable and may be sold into the market at any time.

     Of the Company's 61,520,584 Class A Common shares outstanding at September 30, 2004, 22,644,572 shares are currently freely trading shares. The remaining 38,876,012 common restricted shares are eligible for removal of some or all transfer restrictions within one year. Nevertheless, trading activity in Company stock is thin, making the shares subject to sudden drops in price if one or more shareholders choose to sell their shares at or about the same time. This could cause the market price of our common stock to drop significantly, even if our business is growing.

     3)   Our share price has been and may continue to be volatile.

     Our common stock has experienced in the past, and is expected to experience in the future, significant price and volume volatility, which substantially increases the risk of loss to shareholders.

     4) We depend heavily on key personnel, and would be adversely affected if we ceased to employ these key personnel.

     Our performance would be severely adversely affected by the departure, disability or death of one or more of our directors or executive officers. In particular, our Chairman and Chief Executive Officer, William J. Fossen, has spent years developing relationships with powerful individuals in China and learning the culture in China. These have been significant factors in the Company's ability to learn about and do business in China. Further, his experience, reputation, contacts and knowledge regarding the insurance industry within the U.S. cannot be overestimated in determining the success of any endeavors into the insurance marketplace. Moreover, we benefit from and rely on the substantial experience of all our executives and advisors which has included Matthew W. Fossen, the Company's CFO and President, and Robin M. Sandifer and Mary M. Pohlmeier, both of whom are directors of the Company and have, among other valuable knowledge, skills and traits, extensive experience and knowledge of the food industry. However, Matthew Fossen resigned as an officer and director of the company during the third quarter of 2004. Additionally, we compete for qualified employees. If we are unable to recruit and retain qualified employees at competitive salaries, our business will be adversely affected.

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


Item 6.  Exhibits

Exhibit
Number                     Description of Exhibit                                                         Note
------                     ----------------------                                                         ----
  2.1    Contract for acquisition of 25% of Beijing Fei Yun Viking Enterprises Co., Ltd                   (iii)
  2.2    Contract for acquisition of additional 71% of Beijing Fei Yun Viking Enterprises Co. Ltd.        (iii)
  2.3    Contract for disposition of 96% of Beijing Fei Yun Viking Enterprises Co. Ltd.                   (v)
  3.1    Amended and Restated Articles of Incorporation of Viking Capital Group, Inc.                     (ii)
  3.2    Amendment to Amended and Restated Articles of Incorporation of Registrant                        (iv)
  3.3    Bylaws of Viking Capital Group, Inc. as amended                                                  (i)
  4.1    Specimen Common Stock Certificate                                                                (i)
  4.2    Specimen Preferred Stock Certificate                                                             (i)
 10.1    1996 Stock Option Plan of the Registrant Filed on Form 14A in 1996                               (ii)
 16.1    Notice and letter from auditor that King Griffin & Adamson P.C. resigned to allow its successor entity KBA Group LLP to be engaged as the Registrant's
         independent public accountants. Filed on Form 8-K March 7, 2003.                                 (viii)
 31.1    Section 302 Certification Of Chief Executive Officer
 31.2    Section 302 Certification Of Chief Financial Officer
 32.1    Section 906 Certification Of Chief Executive Officer and Chief Financial Officer
 99.1    Press Release Re: Sale of Fei YunViking Enterprises Company, Ltd. filed on Form 8-K on
         February 3, 2003 with an event date of January 31, 2003.                                         (vi)
 99.2    Press Release Re: Letter of Intent to purchase Texamerican Food Marketing, Inc.                  (vii)


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



                               VIKING CAPITAL GROUP, INC.

Dated: November 15, 2004       By:  /s/ William J. Fossen
                                   -------------------------------
                                    William J. Fossen
                                    Chief Executive Officer


Dated: November 15, 2004       By:  /s/ William J. Fossen
                                   -------------------------------
                                    William J. Fossen
                                    Chief Financial Officer