Form 10KSB
period 2004-12-31
VIKING CAPITAL GROUP INC
filed 2005-03-31
CIK 886093

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   -----------

                                   FORM 10-KSB

 ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 2004

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

                    Issuer's Telephone Number (972) 386-9996

           Securities registered pursuant to Section 12(b) of the Act:

       Title of each class            Name of each exchange on which registered
--------------------------------     -------------------------------------------
             None                                        None

          Securities registered pursuant to Section 12(g) of the Act:

                    Common Stock (Class A), par value $0.001
                    ----------------------------------------
                                (Title of class)


     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past twelve(12) months (or for such shorter period that the registrant was required to file such reports);and (2) has been subject to such filing requirements for the past ninety (90) days. Yes[X ] No[ ]

     Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X] The issuer's revenues for its most recent fiscal year were $-0-.

     The   aggregate   market   value  of  the  voting   common  stock  held  by
non-affiliates, computed using the average bid and ask price at March 23, 2005, was approximately $6,729,000.

     As of March 23, 2005, there were 112,410,467  shares of Common Stock (Class
A) and 100,000 shares of Class B Common Stock of the issuer outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

     The following  document is incorporated  herein by reference in Item 5 Part
II:
     Adoption of an Employee Stock Option Plan as described and incorporated into the Proxy Statement and incorporated on the annual statement for fiscal year ended December 31, 1995.

                                TABLE OF CONTENTS





                                                                            Page
                                                                            ----
PART I
            Item 1.  Description of Business...............................    3
            Item 2.  Description of Properties.............................    8
            Item 3.  Legal Proceedings.....................................    8
            Item 4.  Submission of Matters to a Vote of Security Holders...    8

PART II
            Item 5.  Market for Common Equity and Related Stockholder
                      Matters..............................................    8
            Item 6.  Management's Discussion and Analysis or Plan of
                      Operation............................................   11
            Item 7.  Financial Statements..................................   15
            Item 8.  Changes in and Disagreements With Accountants on
                       Accounting and Financial Disclosure.................   16
            Item 8A. Controls and Procedures...............................   16
            Item 8B. Other Information.....................................   16

PART III
            Item 9.  Directors, Executive Officers, Promoters and Control
                      Persons Compliance with Section 16(a) of the
                      Exchange Act.........................................   16
            Item 10. Executive Compensation................................   19
            Item 11. Security Ownership of Certain Beneficial Owners
                      and Management and Related Stockholder Matters.......   22
            Item 12. Certain Relationships and Related Transactions........   23
            Item 13. Exhibits and Reports on Form 8-K......................   25
            Item 14. Principal Accountants Fees and Services...............   26

Signatures.................................................................   27
Exhibit  Index.............................................................   28

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

     Viking Capital Group, Inc. (the Company or Registrant or Viking) is a Utah corporation formed on November 12, 1986. The Company was originally formed under the name Silver Harvest, Inc. and took its current name in 1990. In 1991 it performed a 1 for 5 reverse split. There have been no splits since that time.

     Subsequent to December 31, 2004, a number of events have transpired that impact the future operations and direction of the Company. In January 2005, the Company experienced a change of control associated with a significant acquisition and significant other changes that included a reduction of accrued compensation and previous related party receivables and payables. See Note N in the Notes to these Consolidated Financial Statements included in the 10-KSB for a more detailed description of recent events.

     Viking Capital Group, Inc. intends to become a diversified international insurance holding company whose primary mission is to be a recognized leader at creating extraordinary long-term value for its shareholders through acquisitions and fee income. To achieve this goal, Viking's strategy is to identify insurance related candidates for acquisition that are not optimizing opportunities that may be available to them currently, or in the future with forward thinking. To investigate such potential, Viking examines the overall business environment with a clear focus on fundamental industry changes in politics, regulation, technology and world economics.

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

     Whereas the Company previously had all of its operations in China (with consolidated assets of $112 million at December 31, 2002) that were sold during the first quarter of 2003, Viking has shifted the geographic targets toward opportunities in the United States and the Americas. Subsequent to a change in the Company's executive management in January 2005, primary focus has returned to the original purpose involved with the insurance industry, although other industries may now play a large role in the growth of the Company's overall asset and revenue growth, specifically mineral and natural resource development in the short-term. Viking is re-focusing on the insurance industry because of expertise available through both existing and new Officers and Directors with significant experience in that area. More specifically, the Company is primarily selecting acquisition targets with defined and established niches. The Company's interest in this insurance market is due to expected high profit margins and opportunity for consolidation in the niche markets via both acquisition and affiliation agreements.

     The insurance industry is highly regulated, and any acquisition would need to be approved by the appropriate authority in the domicile state of an acquired company. Other licensing or approvals may be necessary depending on the specific type of business acquired or conducted. Viking management believes it holds experience in these areas and does not foresee undue difficulty in obtaining such licenses or approvals, if and when required. The Company may be affected by, and may incur future expenses associated with compliance with specific laws regarding any of its acquisitions.

     An additional area of interest in the insurance and financial industries is to bring potential fee-based clients to Viking. Such clients would either desire to retain subsidiary Viking Administrators, Inc. to provide fee based third-party administration services, or Viking itself to act as an acquisition and management resource to acquire and manage insurance company acquisitions on their behalf. Such clients may also desire to invest assets in Viking for the purpose of Viking's direct acquisition of certain insurance companies.

    The Company desires to become an entrepreneurial originator of new revenue for its business partners, affiliates and clients, and has announced its intent to enter into an aggressive and diversified growth mode during the first quarter of 2005. Prior reporting of the Company had disclosed intent to purchase Texamerican Food Marketing, Inc.("Texamerican"), a business owned and operated by Robin M. Sandifer, a director of Viking, and his wife. As the Company changed control in January 2005, the Company discontinued pursuit of the acquisition.

     At the same time Viking is re-focusing on insurance related endeavors, new opportunities have subsequently presented themselves since the end of calendar year 2004 in the areas of venture capital and development of natural resource minerals. As an integral part of Viking's change in control previously disclosed in a Form 8-K dated January 27, 2005, the Company has obtained asset interests involving certain mineral resources. As part of that transaction, Viking essentially received ownership interest in significant mineral reserves of Bentonite Clay and Humate. Bentonite is a mineral that can be purchased directly by the public. The single largest consumable market involves the production of cat litter. Bentonite is also prominently used in the production of foundry sands and what is commonly known as "drilling mud" for the exploration of fossil fuels. Humate is generally thought of as nature's most concentrated compost. Humates are the salts of Humic acids that originate from the remains of plant and animal life that once accumulated in vast seas of the Western United States. It was formed literally millions of years ago, and over time has been compressed and converted from a peaty mass into a concentrated source of vital Humic acids. Humate is generally used for stimulating plant growth and especially in the case of replacing needed Humic acids and promoting optimal fertility in soil which may have become oxidized and less productive through continuous agricultural use over long periods of time.

     The Company is currently in the process of trying to maximize and enhance the value of those mineral resources by entering into purchase orders or other agreements for their sale. Viking's management believes that strengthening the value of these mineral asset reserves may also present further opportunities in the venture capital area. Another Viking subsidiary, Viking Capital Ventures, Inc., is already pursuing activities related to mineral and natural resource development. One of Viking's new officers, Kingman Hitz, has prior experience in the minerals industry. However, management of the company clearly restates the insurance industry emphasis, and it should be understood that the investments held in any mineral assets and reserves owned or controlled by the Company should only be viewed as somewhat short-term in nature, until their eventual liquidation or exchange can be executed to result in benefits more directly related to the insurance business.

     Funding for any future acquisitions is expected to come from institutional lenders and/or institutional equity investors, other assets the Company owns, and the assets and/or cash flow of targeted companies. Those opportunities will be evaluated based primarily upon their sales and profits with less importance given to actual asset size. However, no viable opportunities will be excluded from Viking's efforts to increase shareholder value.

Employees
---------

     At March 23, 2005 the Company had 4 employees.

Risk Factors
------------

     The Company faces substantial risks at all times. Some of these risks are listed here. This list is not intended to be a complete or exhaustive description of risks, but as a reminder that there are substantial risks involved in investing in this stock or any stock. Persons inclined to invest in the Company or any company should do so only after personal due diligence and a personal assessment of their risk tolerance. We encourage you to review this entire document and perform other information gathering of your own.

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

     Of the Company's 62,233,909 Class A Common shares outstanding at December 31, 2004, 22,644,572 shares are currently freely trading shares. The remaining 39,589,337 common restricted shares are eligible for removal of some or all transfer restrictions within one year. Nevertheless, trading activity in Company stock is thin, making the shares subject to sudden drops in price if one or more shareholders choose to sell their shares at or about the same time. This could cause the market price of our common stock to drop significantly, even if our business is growing. See also Risk Factor number 5) below.

     3)   Our share price has been and may continue to be volatile.

     Our common stock has experienced in the past, and is expected to experience in the future, significant price and volume volatility, which substantially increases the risk of loss to shareholders.

     4) We depend heavily on key personnel, and would be adversely affected if we ceased to employ these key personnel.

     Our performance would be severely adversely affected by the departure, disability or death of one or more of our directors or executive officers. After the change in control of Viking in January 2005, the new CEO and Chairman, R. Steve Mills, will remain as the CEO for the near future through an indeterminate transition period, after which, an appropriate suitable successor will be determined. He will remain the Chairman. His experience, reputation, contacts and knowledge regarding the insurance industry cannot be overestimated in determining the success of any endeavors into the insurance marketplace. Moreover, we benefit from and rely on the substantial experience of all our executives and advisors including Vice President and CFO Kingman Hitz and senior Vice President and COO Roger Kron. Robin M. Sandifer, Mary M. Pohlmeier and G. David Henry are directors of the Company and have other useful knowledge, skills and traits that are valuable to the Company. Additionally, we compete for qualified employees. If we are unable to recruit and retain qualified employees at competitive salaries, our business will be adversely affected.

     5) Our business has substantial cash requirements and we may require additional sources of funds if our current sources are unavailable or insufficient to satisfy these requirements, and we cannot assure you that these additional sources of funds will be available or available on reasonable terms.

     We have substantial cash requirements in connection with our operations, capital expenditure and debt service obligations. If the cash we generate from our operations or that we can access from other sources is not available when needed or is insufficient to satisfy our requirements, we may require additional sources of funds, including by way of possible asset sales. We cannot assure you that any required additional sources of funds would be available or available on reasonable terms, particularly in light of our existing debt levels, or that we would be able to dispose of assets to raise cash in a timely manner or for fair value. If we do not generate sufficient amounts of capital to support our operations and service our debt, or we do not generate sufficient amounts of capital at the times needed and on reasonable terms, our business will likely be adversely affected. Additionally, as reported in Part II, Item 5 herein, a large number of the Company's authorized stock has already been issued and much of the remainder is available to the exercise of various options at relatively low value prices, which could negatively affect the Company's ability to attract sizeable amounts of new equity capital in the near future.

     6) The Company has and will conduct business in foreign countries. Additional risks pertaining to operating in foreign countries must be considered.

     The Company conducts business inside and outside the United States and expects to operate in countries worldwide. These operations are expected to primarily consist of, but are not limited to, the insurance and reinsurance marketplace and venture capital. Operating internationally exposes the Company to changes in export controls and other laws or policies, as well as the general political and economic conditions, security risks, health conditions and possible disruptions in transportation networks and communication networks, of the various countries in which it operates, which could result in an adverse effect on the Company's business operations in such countries and its results of operations. Any political or trade controversies between the United States and other countries, whether or not directly related to our business, could adversely affect the market price of our common stock and our ability to access U.S. capital markets. The Company may use forward currency exchange contracts or hedging strategies to minimize the adverse earnings impact from the effect of exchange rate fluctuations on the company's non-U.S. dollar net balance sheet exposures. Nevertheless, in periods when the U.S. dollar strengthens in relation to the non-U.S. currencies in which the Company transacts business, the re-measurement of non-U.S. dollar transactions can have an adverse effect on the Company's non-U.S. business.

     7) The Company has in the past and may in the future conduct business in or with Chinese companies. Additional risks pertaining to operating in a foreign country must be considered.

              (Note: In the first quarter of 2003, the Company sold its interests in China. In one of the sales transactions, the Company received a note receivable that is collateralized by an equity interest in a Chinese company. This note receivable was written down to zero at December 31, 2003. Risk factors remain for the Chinese enterprise in the event the Company recovers this asset.)

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

     8) Conflict of Interest and competition for business among Officers and Directors with Affiliates.

          Officers and Directors of the Company are subject to numerous conflicts of interest regarding other business interests, some of which may compete directly for the same or similar business of the Company. No "pro-rata" sharing arrangement for either the development of assets or sharing of revenue among affiliates currently exists.

ITEM 2.   PROPERTIES

     The Company's executive offices are located in approximately 1,550 square feet of subleased office space at Two Lincoln Centre, 5420 LBJ Freeway, Suite 300, Dallas, Texas 75240, at the base rate of $2,414 per month. Either party may cancel the sublease with 60 days notice to the other party. Neither party intends to give such notice at the time of this report. The Company's present facilities are believed to be adequate to support its present holding company operations for the foreseeable future.

ITEM 3.   LEGAL PROCEEDINGS

     The Company is not involved in any significant threatened, pending or on-going litigation to the best knowledge of management.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during the fourth quarter of 2004.

PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market

     The Company's common stock trades in the Over The Counter (OTC) market currently. The Company's trading symbol is "VGCP". The volume in the trading averaged approximately 10,438 shares a day during 2004. On December 31, 2004 the stock was quoted at $0.04 ask and $0.02 bid. There was a total of approximately 62,233,909 Class A common shares outstanding of which approximately 22,644,572 were free trading shares at December 31, 2004.

     At December 31, 2004 the Company had 100,000 shares of Class B common stock authorized and outstanding that do not trade. All 100,000 shares are owned by William J. Fossen, the former chairman and CEO of the Company prior to the change in control in January 2005. The Class B common shares can elect a majority of the board of directors. As of March 23, 2005, Mr. William Fossen has agreed to sell these shares to United Re Insurance Group, Ltd, a separate entity affiliated with and controlled by R. Steve Mills where he is the CEO and Chairman, and closing of such sale is expected to occur on April 1, 2005. R. Steve Mills is the new Chairman of the Board of Directors and CEO of the Company.

     The following table sets forth the approximate low and high bid prices for each quarter of the last two years for shares traded in the over the counter market. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. Source:
NASDAQ Trading and Market Services:

2003        Bid          Bid              2004       Bid          Bid
QTR         Low          High             QTR        Low          High
------------------------------------------------------------------------
1Q03        $0.04        $0.10            1Q04       $0.03        $0.07
2Q03        $0.03        $0.06            2Q04       $0.04        $0.08
3Q03        $0.035       $0.05            3Q04       $0.02        $0.055
4Q03        $0.02        $0.05            4Q04       $0.02        $0.035

     At December 31, 2004, the Company had outstanding options of approximately 50,548,314 shares of which approximately 27,780,556 are currently exercisable for the purchase of Class A common restricted stock. In addition, the Company had convertible notes outstanding that had the right to convert to 10,590,966 Class A common restricted shares. Some of these notes, including accrued interest, if converted, also had the right to an option for a total additional 872,200 Class A common restricted shares. Further, subsequent to December 31, 2004, on January 27, 2005 as reported on Form 8-K, the Company sold an additional 20,000,000 shares of restricted Class A common shares and 1,800,000 shares of Series 2001 Callable Preferred stock.

     Of the 62,233,909 shares of Class A common stock outstanding at December 31, 2004, approximately 39,589,337 shares are listed as "restricted stock" as defined by Rule 144. At December 31, 2004, approximately 36,117,679 shares of the restricted common stock were eligible for removal of some or all of their resale restrictions pursuant to Rule 144.

     Prior to December 31, 1998, the Company had outstanding certain note agreements. All these note holders were offered a one-time opportunity to convert their notes and purchase a like amount of additional common shares by October 1, 1995 for a conversion price of $1.10 per share. At December 31, 1998 all these note holders had converted or were repaid. Total conversion and purchase rights were 230,182 common restricted shares. The shares are required to be registered for resale (registration rights) when and if the Company ever filed for any registration of any of its authorized but un-issued common shares.

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

     At December 31, 2004,  the Company had  approximately  $586,844  (principal only) of convertible notes outstanding that have the option to convert into common shares at a rate ranging from $0.04 - $0.15 per share. If converted, approximately $49,347 of these notes carry an additional option to purchase the same number of common shares which the holder was originally entitled to receive if the notes were converted to equity, with exercise prices ranging from $0.08 - $0.25 per share. All options, if the notes are converted, are exercisable for a period of one year from conversion. At December 31, 2004, total Class A common restricted stock potentially issuable pursuant to these conversion rights, including accrued interest, was approximately 10,590,966 shares plus an additional 872,200 options to purchase Class A common restricted shares if all of these notes converted as described above.

     During the fourth quarter of 2004, the Company sold common restricted shares (Class A Common) in private transactions under exemption from registration under the Securities Act pursuant to Section 4(2) and/or Regulation D, Rule 506 or other available exemptions. Sales have been made to accredited investors only. In summary, the Company issued 500,000 common restricted shares for $20,000 cash; 7,200 common restricted shares for $282 in services; 205,825 common restricted shares for the payment of $8,233 in notes payable and accrued interest.


     Please refer to "Footnote N - Subsequent Events" in the footnotes to the financial statements. Significant issuances of preferred stock and common stock occurred subsequent to December 31, 2004 including shares related to the change of control and acquisition of Brentwood Re., Ltd.

Holders

     At December 31, 2004, there were approximately 1,232 holders of record of the common stock of the Company excluding share owners who hold stock in brokerage houses nationwide in "street name".

Dividends

     The Company has paid no cash dividends to any common equity holders to date and does not expect to pay any dividends in the foreseeable future. Payment of dividends on the Company's common stock is subject to the payment of all accumulated dividends payable to holders of the Company's outstanding preferred stock, if any. No preferred stock was outstanding at December 31, 2004. The
Company may not pay dividends if, after giving effect to the dividend payment, the Company would not be able to pay its debts as they come due in the normal course of business, or, the corporation's total assets would be less than the sum of its total liabilities plus, unless the articles of incorporation permit otherwise, the amount that would be needed, if the corporation were to be dissolved at the time of the distribution, to satisfy the preferential rights upon dissolution of shareholders whose preferential rights are superior to those receiving the distribution. Other than the foregoing, there are no restrictions, nor are there likely to be in the future, that limit the ability of the Company to pay dividends on its common stock.

Securities Authorized For Issuance Under Equity Compensation Plans at December 31, 2004
---------------------------------------------------------------------------------------
                         Number of           Weighted-average      Number of
                         Securities to be    exercise price of     securities
                         Issued upon         outstanding           remaining available
                         exercise of         options, warrants     for future issuance
                         outstanding         and rights            under equity
                         options, warrants                         compensation plans
                         and rights                                (excluding
                                                                   securities reflected
                                                                   in column (a))

Plan category                (a)             (b)                         (c)
---------------------------------------------------------------------------------------
Equity compensation
plans approved by
security holders(1)(3)        550,000        $0.20/share             4,450,000

Equity compensation
plans not approved by
security holders(2)(3)     33,700,000        $0.13/share             0 (See Notes)
---------------------------------------------------------------------------------------

Total                      34,250,000                                  (See Notes)
---------------------------------------------------------------------------------------

1) These common shares relate to the 1996 Stock Option Plan that reserves a total of 5,000,000 shares for options to be made available to employees under the terms of the plan. Of the options outstanding, 275,000 share options are exercisable with a weighted average exercise price of $0.20. These options are intended to be Qualified Stock Options as defined by the IRS. The 1996 Stock Option Plan is incorporated herein by reference to such plan as filed on Form 14A as incorporated in the annual statement for the year ended December 31, 1995.

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

3) An Employee Benefit Plan was created in 1995 and has since been amended and updated to designate a total of 10,000,000 common shares with such shares registered under Form S-8. As of March 23, 2005 there are 4,483,333 shares available under the plan. The plan's purpose is to make available free trading shares to officers, directors and employees, including consultants and others, in conformity with the rules and regulations established for Form S-8 shares, in payment or recognition of their services and contributions to the success of the Company. Issuance of these shares is at the discretion of the Board of Directors and/or a Compensation Committee. These shares may also be issued in conjunction with the exercise of options noted in item 1) above.

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

Introduction

     The following discussions should be read in conjunction with the consolidated financial statements and related notes and the other information included in this report. These discussions include both a Plan Of Operations section and a Discussion Of Operations section. This is due to the fact that the Company sold its operating entities in China during the first quarter of 2003 and is not currently generating revenues. In addition, the Company had a change in control during January 2005 and new management has modified the Company's Plan of Operations. The Plan Of Operations section is intended to give insight into the current and future actions of the Company. The Discussion Of Operations section is intended to convey current and historical financial information.

Plan Of Operations

     Whereas the Company previously had all of its operations in China (with consolidated assets of $112 million at December 31, 2002) that were sold during the first quarter of 2003, Viking has shifted the geographic targets toward opportunities in the United States and the Americas. Subsequent to a change in the Company's executive management in January 2005, primary focus has returned to the original purpose involved with the insurance industry, although other industries may now play a large role in the growth of the Company's overall asset and revenue growth, specifically mineral and natural resource development in the short-term. Viking is re-focusing on the insurance industry because of expertise available through both existing and new Officers and Directors with significant experience in that area. More specifically, the Company is primarily selecting acquisition targets with defined and established niches. The Company's interest in this insurance market is due to expected high profit margins and opportunity for consolidation in the niche markets via both acquisition and affiliation agreements.

     The insurance industry is highly regulated, and any acquisition would need to be approved by the appropriate authority in the domicile state of an acquired company. Other licensing or approvals may be necessary depending on the specific type of business acquired or conducted. Viking management believes it holds experience in these areas and does not foresee undue difficulty in obtaining such licenses or approvals, if and when required. The Company may be affected by, and may incur future expenses associated with compliance with specific laws regarding any of its acquisitions.

     An additional area of interest in the insurance and financial industries is to bring potential fee-based clients to Viking. Such clients would either desire to retain subsidiary Viking Administrators, Inc. to provide fee based third-party administration services, or Viking itself to act as an acquisition and management resource to acquire and manage insurance company acquisitions on their behalf. Such clients may also desire to invest assets in Viking for the purpose of Viking's direct acquisition of certain insurance companies.

     The Company desires to become an entrepreneurial originator of new revenue for its business partners, affiliates and clients, and has announced its intent to enter into an aggressive and diversified growth mode during the first quarter of 2005. Prior reporting of the Company had disclosed intent to purchase Texamerican Food Marketing, Inc.("Texamerican"), a business owned and operated by Robin M. Sandifer, a director of Viking, and his wife. As the Company changed control in January 2005, the Company discontinued pursuit of the acquisition.

     At the same time Viking is re-focusing on insurance related endeavors, new opportunities have subsequently presented themselves since the end of calendar year 2004 in the areas of venture capital and development of natural resource minerals. As an integral part of Viking's change in control previously disclosed in a Form 8-K dated January 27, 2005, the Company has obtained asset interests involving certain mineral resources. As part of that transaction, Viking essentially received ownership interest in significant mineral reserves of Bentonite Clay and Humate. Bentonite is a mineral that can be purchased directly by the public. The single largest consumable market involves the production of cat litter. Bentonite is also prominently used in the production of foundry sands and what is commonly known as "drilling mud" for the exploration of fossil fuels. Humate is generally thought of as nature's most concentrated compost. Humates are the salts of Humic acids that originate from the remains of plant and animal life that once accumulated in vast seas of the Western United States. It was formed literally millions of years ago, and over time has been compressed and converted from a peaty mass into a concentrated source of vital Humic acids. Humate is generally used for stimulating plant growth and especially in the case of replacing needed Humic acids and promoting optimal fertility in soil which may have become oxidized and less productive through continuous agricultural use over long periods of time.

     The Company is currently in the process of trying to maximize and enhance the value of those mineral resources by entering into purchase orders or other agreements for their sale. Viking's management believes that strengthening the value of these mineral asset reserves may also present further opportunities in the venture capital area. Another Viking subsidiary, Viking Capital Ventures, Inc., is already pursuing activities related to mineral and natural resource development. One of Viking's new officers, Kingman Hitz, has prior experience in the minerals industry. However, management of the company clearly restates the insurance industry emphasis, and it should be understood that the investments held in any mineral assets and reserves owned or controlled by the Company should only be viewed as somewhat short-term in nature, until their eventual liquidation or exchange can be executed to result in benefits more directly related to the insurance business.

     Funding for any future acquisitions is expected to come from institutional lenders and/or institutional equity investors, other assets the Company owns, and the assets and/or cash flow of targeted companies. Those opportunities will be evaluated based primarily upon their sales and profits with less importance given to actual asset size. However, no viable opportunities will be excluded from Viking's efforts to increase shareholder value.

     Potential increases to Viking Capital Group, Inc. U.S. administrative and management level (Parent Operations or Parent Company Level) cash needs include hiring additional employees in the financial and administrative departments, hiring additional executives associated with acquisitions, potential increases in professional fees associated with normal recurring audits and reviews and costs associated with the acquisition of targeted companies including, but not limited to, legal and audit fees, investment banker and advisor fees and other related professional or consulting fees. Increasing debt levels and potential requirements for interest payments and/or principal repayments may also increase cash needs at the Parent Company Level. Based upon its historical results, new management believes that despite difficulties, it is still possible to continue to raise funds from private investors and other capital resources for its Parent Operations cash needs. The Company expects to raise significantly larger amounts of capital for the purposes described above, including working capital. However, there can be no degree of assurance that the Company can continue to raise this capital or that it can raise funds from any other sources in large or small amounts. See also the Liquidity and Capital Resources section below.

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

FOR THE YEAR ENDED DECEMBER 31, 2004 and 2003

Revenues

     Total revenue for the year ended December 31, 2004 was $-0- versus $286,000 for the comparable period in 2003. Revenues in 2003 were due to operations in China. The decrease is due to the sale of the Chinese operations in the first quarter of 2003.

Equity Accounted Investments

     Total equity accounted investment income was $-0- on the Company's statement of operations for the twelve months ended December 31, 2004 versus a loss of approximately $5,000 for the comparable period in 2003. Viking sold its equity accounted investments in the first quarter of 2003.

General and Administrative Expenses

     Consolidated G&A costs for the twelve months ended December 31, 2004 were $274,000 versus $817,000 for the comparable period in 2003. Approximately half of the decrease is due to the sale of the Company's Chinese operations in the first quarter of 2003 and its related expenses and the other half of the decrease is the result of cost reduction efforts at the Parent Company and a decreased amount of merger and acquisition activity.

     Parent Company G&A costs for the twelve months ended December 31, 2004 were $274,000 versus $601,000 for the comparable period in 2003. The decrease of $327,000 or 54% can be attributed to efforts to reduce expenses overall including consulting and professional fees. Consulting and professional fees tend to rise and fall with merger and acquisition activity.

Impairment of Capitalized Software

     During the second quarter of 2004, the Company determined that it was not likely in the foreseeable future to receive any cash flows from or in connection with certain previously capitalized software. Accordingly, the asset was written down to zero and an impairment loss of $50,000 was recognized.

Interest Expense

     Consolidated interest expense for the twelve months ended December 31, 2004 was approximately $159,000 versus $400,000 for the comparable period in 2003. The decrease is due to the sale of Viking's Chinese Operations in the first quarter of 2003 and the interest costs associated with the debts of the Chinese Operations.

Net Loss

     Consolidated net loss for the twelve-month period ended December 31, 2004 was $475,000 versus $7,370,000 net loss for the same period in 2003. The $6,895,000 decrease in net loss can be primarily attributed to the $6,737,000 one-time, non-cash expense related to fully reserving and writing-down to zero value, the $6.5 million note receivable due from Organic Waste Company and its related accrued interest of $237,000. Additionally, the impact to net income from reduced revenues during 2004 was offset by reduced G&A costs during 2004 compared to the same line items during 2003. Overall lower recurring G&A achieved through cost reduction is driving lower net losses. Increases in merger and acquisition activities, among other activities, will increase G&A costs.

Liquidity and Capital Resources

     Cash needs for general and administrative expenses at the Parent Company level have been satisfied in the past by the issuance of new promissory notes and the sale of common stock. The Parent Company level will continue to rely upon raising additional capital for its cash needs, at least for the immediate future, and believes that current methods of raising capital may be sufficient to satisfy general and administrative needs as they arise, barring any unexpected or significant changes in such costs. The Company does not have sufficient cash on hand to operate for the next twelve months and the Company will need to raise substantial additional capital for future acquisitions. The Company does not have any binding agreements to supply such cash at this time. The Company is seeking debt financing and equity financing on a large scale for future acquisitions and growth. The Company expects that it may be able to augment institutional debt or equity investments through the use of its tax loss carryforward, the use of other assets it already owns, and/or the assets and cash flow from companies targeted for acquisition.

     Consolidated liabilities at December 31, 2004 were $3,292,000 versus $3,048,000 at December 31, 2003. The debts at December 31, 2004 are comprised as follows: long term debt of $500,000 in a single 10 year note to be repaid in five annual installments of $100,000 each beginning on its sixth anniversary; $200,000 of long term debt plus $50,000 of current debt in a single 5 year note to be repaid in five annual installments; several notes payable due within one year or on demand totaling $683,000; $133,000 of accounts payable incurred in the normal course of business; $138,000 of accrued interest payable; $1,000 of other accrued expenses; and $1,587,000 of accrued officers salaries. It should be noted that the long term and short term promissory notes are due to private investors and not banks or financial institutions. The Company had $-0- cash at December 31, 2004; $129,000 of notes receivable and accrued interest, $3,000 of property, plant & equipment (net of accumulated depreciation); and $4,000 of other assets.

     Net cash used by operating activities for the twelve months ended December 31, 2004, was $235,000 compared to $725,000 of cash used in operating activities during the comparable period in 2003. The decrease in cash used is due to the sale of the Chinese Operations.

     Net cash used in investing activities for the twelve months ended December 31, 2004 was $-0- compared to $1,423,000 used in investing activities in the comparable period in 2003. Of the cash used in investing activities in 2003, $1,379,000 is due to the consolidated cash position of Fei Yun Viking at the time of its divestiture. The remaining $44,000 used in investing activities is also related to activities at Fei Yun Viking.

     Net cash provided by financing activities for the twelve months ended December 31, 2004 was $231,000 versus $729,000 net cash provided by financing activities for the comparable period in 2003. Cash provided by financing activities in 2004 included the issuance of $350,000 of new promissory notes offset by $247,000 of note repayments. It should be noted that $250,000 of the new promissory notes is a single five-year note that has five equal principal payments of $50,000 due each year. Subsequently, the holder of this note has agreed to convert the debt to an equity investment after December 31, 2004. See Note N, Subsequent Events, as described in the footnotes to the Registrant's financial statements. All other new notes mature within one year or are payable on demand. The Company also received $128,000 from the sale of common stock during 2004. Currently, financing activities are the Company's sole source of cash inflows.

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

ITEM 7.   FINANCIAL STATEMENTS

The "F series" pages follow page 27 and begin with "F-1" and are incorporated herein by reference.
                                                                            Page
                                                                            ----
Report of Independent Certified Public Accountants........................   F-3
Consolidated Balance Sheets at December 31, 2004 and 2003.................   F-4
Consolidated Statements of Operations for the years ended
 December 31, 2004 and 2003...............................................   F-6
Consolidated Statement of Stockholders' Equity (Deficit)
 for the years ended December 31, 2004 and 2003...........................   F-7
Consolidated Statements of Cash Flows for the years ended
 December 31, 2004 and 2003...............................................   F-8
Notes to Consolidated Financial Statements ...............................  F-10


ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
          FINANCIAL DISCLOSURE

     None.

ITEM 8A.  CONTROLS AND PROCEDURES

     An evaluation as of a date within 90 days prior to the period covered by this report was carried out under the supervision and with the participation of the Registrant's management, including its Chief Executive Officer and Chief
Financial Officer, of the effectiveness of the design and operation of the Registrant's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that those disclosure controls and procedures were effective at a reasonable assurance level to ensure that information required to be disclosed by the Registrant in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. There have been no significant changes to the Company's internal controls or in other factors that could significantly affect the internal controls subsequent to the date the Company completed its evaluation.

ITEM 8B.  OTHER INFORMATION

     None.

PART III

ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
          COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Information Regarding Present Directors and Executive Officers

         The following table sets forth certain information concerning the Company's current directors and executive officers as of the date of this report:

                      Age    Title
                      ---    -----
R. Steve Mills        49     Chairman of the Board of Directors, President and CEO
Roger Kron            43     Sr. Vice President, Director, COO, Secretary, Treasurer
Kingman Hitz          56     Vice President, CFO
G. David Henry        57     Director
Mary M. Pohlmeier     56     Director
Robin M. Sandifer     67     Director


     The terms for each director will expire at the next annual meeting of shareholders or at such time as a successor is duly elected. Officers serve at the discretion of the Board of Directors.

     There are no family relationships among the Directors and Officers.

     The following is a biographical summary of the business experience of the directors and named executive officers of the Company including dates of service as directors:

     R. Steve Mills, Chairman and CEO - Mr. Mills has served as a director and officer since January 2005. He has served in many executive capacities in the insurance industry. His background includes over twenty years of success in sales recruiting, training and motivation, with the last 10 years focused on reinsurance treaty negotiation (national and international), product development as well as mergers and acquisitions. His experience with public companies, government relations and international business as well as being fluent in English, Spanish and German makes him an invaluable resource for globally expanding companies. From 1997 through 2000, Mr. Mills served as the Chairman and CEO of Surequest Systems, Inc. of Richardson, TX, a public company. Beginning in 2000 through today, Mr. Mills serves as Chairman of United
Assurance Company S.A., Toronto, Ontario/Managua, Nicaragua. He is also currently an officer and director of FITT, Inc., an international insurance and financial holding company.

     Roger Kron, Sr. Vice President, COO, Director, Secretary, Treasurer - Mr. Kron has served as an officer since January 2005 and has been recently appointed as a director on March 5, 2005. Mr. Kron's experience spans a broad range of areas including strategic planning, business plan development, political consulting, technical information documentation, logistical planning and management, information systems analysis and development and operations management. From 1998 - 2000 Mr. Kron was a consultant and management information systems administrator for Surequest Systems, Inc. and also served as Vice President of Nicaraguan Development Group, Inc. from 2000 - 2004. Mr. Kron currently serves as Vice President for Latin American Development Corporation and FITT, Inc., an international insurance and financial holding company.

     G.  David  Henry,  Director - Mr.  Henry was  appointed  to Viking  Capital
Group's Board of Directors in October 2004. Since 2003, Mr. Henry has been a consultant to the Oil & Gas Industry through his firm, Patriot Consulting in Houston, Texas. From 1999 through 2003 he directed British Petroleum (BP's) Western Hemisphere Crisis Management operations. Prior to the merger of BP and Amoco he performed much the same duties for Amoco, worldwide, where he is a distinguished recipient of Amoco's Chairman's Award. In addition to this and further significant prior experience in the Petroleum Industry, he served on the Board of Directors of OSRL of Southhampton, UK, and the Texas Safety Association. Mr. Henry holds a Bachelor of Science decree in Industrial Management from Central State University in Edmond, Oklahoma.

     Kingman Hitz, Vice President, CFO - Mr. Hitz was appointed to his positions on March 5, 2005. He previously performed certain financial consulting duties for the Company at various times since the mid 1990's. He has been an independent business consultant since 1995 and in 1998 became majority owner and to date has been Senior Managing Partner for the consulting firm of Compliance Partners, LLC. His prior experience also includes serving as CEO of a NASDAQ listed mining company (EQAU) from 1989 to 1995, and holding numerous executive management positions within the Hall Financial Group from 1983 to 1989 including Managing Director of Hall Capital Corporation (venture capital funding) and VP, Treasurer and Financial Operations Principal for Hall's two NASD licensed brokerage firms. In 1986 Hall was the country's largest syndicator and owner of multi-unit apartment complexes. He has previously served four elected terms on the Board of Directors of the North Texas Chapter of the International Association for Financial Planning in the late 1980's, and in 1993 was an invited member of a United States Securities and Exchange Commission committee to advise Congress and the President on matters of business regulation and capital formation for small business. He holds a 1983 Bachelor of Science degree in Finance from the University of Utah and other graduate education. Currently, Mr. Hitz also serves as the elected National Secretary and Board member of Dodge's Viper Club of America, Inc., through 2006.

     Mary M. Pohlmeier, Director - Ms. Pohlmeier has served as a director since 1991. Ms. Pohlmeier is the Senior Project and Process Specialist for Frito-Lay's billion dollar "Cheetos" brand. She has spent the last 20 years at Frito-Lay in numerous roles and responsibilities; first in Technology and then in Operations. She has provided direction for the development of new products and most recently lead successful productivity efforts on the highly successful, "Cheetos" brand. Ms. Pohlmeier earned her B.S. and M.S. degrees from the University of Nebraska, Lincoln, has attended St. Louis University graduate school and has published numerous scientific papers.

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

Compliance With Section 16(a) Of The Exchange Act

     The Company believes that no person subject to this Section of the Exchange Act has failed to file required forms on a timely basis.

Audit Committee Financial Expert

     The Company is not required to have an audit committee at this time and therefore does not have an audit committee "financial expert" designated.

Code of Ethics

     The Company has not adopted a code of ethics for its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The Company intends to create and adopt its code of ethics after acquiring one or more operations so that management at different levels can be included in the process.


ITEM 10.  EXECUTIVE COMPENSATION

Summary Compensation Table

     The following table sets forth information concerning cash and non-cash compensation paid or accrued by the Company and its subsidiaries to or on behalf of the Company's Chief Executive Officer, William J. Fossen, and the named officer during the three years ended December 31, 2004. No other executive officer of the Company received, or had accrued on his or her behalf, total compensation exceeding $100,000 during such periods.

                                           Annual Compensation     Long-term Compensation
                                          ---------------------   ------------------------------
                                                                  Securities
                               Fiscal                             Underlying         All Other
Name and Principal Position     Year         Salary       Bonus   Options Granted   Compensation
---------------------------   --------    -------------   -----   ---------------   ------------
                                               ($)         ($)          (#)              ($)
William J. Fossen             (1) 2004    $  25,108 (2)   $ -0-    12,000,000 (3)    $   -0-
Chairman, CEO, CFO            (1) 2003    $  63,058 (2)   $ -0-           -0- (3)    $   -0-
(Resigned 1/27/05)            (1) 2002    $  23,698 (2)   $ -0-     5,300,000 (3)    $12,000 (7)

Matthew W. Fossen             (4) 2004    $  24,287 (5)   $ -0-     5,000,000 (6)    $   -0-
Former president, CFO,        (4) 2003    $  43,351 (5)   $ -0-           -0- (6)    $   -0-
secretary, treasurer          (4) 2002    $  19,261 (5)   $ -0-     2,800,000 (6)    $   -0-
(Resigned 9/14/04)


(1) The aggregate cash remuneration to William J. Fossen, chairman & CEO, during 2004, 2003 and 2002 was $25,108, $63,058 and $23,698 respectively excluding $12,000 in medical benefits in 2002.
(2) The amounts above exclude total accrued salaries at December 31, 2004 not paid of approximately $1,145,339 including $0, $0, and $0 accrued during 2004, 2003 and 2002 respectively.
(3) The year 2002 option shares consist of two options granted on January 2, 2002; one for 5,000,000 common shares and another option for 300,000 shares. Each of these options is exercisable at the rate of $0.20 per share for five years and is earned at the rate of 25% each 90 days after the grant date. The year 2004 option for 12,000,000 common shares was granted on June 24, 2004 and is exercisable at the rate of $0.06 per share after twelve months from issue and expires in five years.
(4) The aggregate cash remuneration to Matthew W. Fossen, former president, secretary, treasurer, CFO and board member, during 2004, 2003 and 2002 consisted of $24,287, $43,351and $19,261 respectively.
(5) The amounts above exclude total accrued salaries at December 31, 2004 not paid of approximately $441,960 including $0, $0, and $0 accrued during 2004, 2003 and 2002 respectively.
(6) The year 2002 option shares consist of two options granted on January 2, 2002; one for 2,500,000 common shares and another option for 300,000 shares. Each of these options is exercisable at the rate of $0.20 per share for five years and is earned at the rate of 25% each 90 days after the grant date. The year 2004 option for 5,000,000 common shares was granted on June 24, 2004 and is exercisable at the rate of $0.06 per share after twelve months from issue and expires in five years.
(7) This amount represents medical costs that were paid on behalf of William J. Fossen.

Note: In connection with the acquisition and change of control in January 2005, new management has not yet received employment agreements as of the date of this report. None of these new employees have received salaries from the Company during the last three years. See also Note N, Subsequent Events, of the Company's Notes to Consolidated Financial Statements.

Option/SAR Grants Table

The  following  table sets forth the options  and/or stock  appreciation  rights
(SARs) made during the last completed fiscal year to each of the named executive officers.

                     OPTIONS/SAR GRANTS IN LAST FISCAL YEAR
--------------------------------------------------------------------------------
Name                Number of      Percent of total  Exercise or   Expiration
                    securities     options/SARs      base price    Date
                    underlying     granted to        ($/Share)
                    options/SARs   employees in
                    granted (#)    fiscal year

(a)                     (b)           (c)                (d)           (e)
--------------------------------------------------------------------------------
William J. Fossen   12,000,000        62%               $0.06      June 24, 2009

Matthew W. Fossen    5,000,000        26%               $0.06      June 24, 2009

Note: Each option listed above is exercisable twelve months after the grant date of June 24, 2004.
Note: Each of these options was subsequently returned for cancellation in March 2005 by their owner to assist new management in restructuring matters of debt and dilution.

Aggregated Option/SAR Exercises in Last Fiscal Year and Fiscal Year-End Option/SAR Values Tabl

--------------------------------------------------------------------------------
Name                Shares acquired   Value      Number of
                    On exercise       Realized   securities        Value of
                    (#)               ($)        underlying        unexercised
                                                 unexercised       in-the-money
                                                 options/SARs      options/SAR
                                                 at FY-end(#)      at FY-end ($)
                                                 Exercisable/      Exercisable/
                                                 Unexercisable     Unexercisable
(a)                    (b)             (c)            (d)          (e)
--------------------------------------------------------------------------------


William J. Fossen   n/a                n/a        6,300,000 (EX)   n/a
CEO                                              12,000,000 (UN)

Matthew W. Fossen   n/a                n/a        3,800,000 (EX)   n/a
CFO                                               5,000,000 (UN)

(EX) = Exercisable  (UN) = Un-exercisable

Compensation of Directors

     1. Standard Arrangements. The Directors of the Company are not paid any fee for their services in such capacity on a regular plan.

     2. Other Arrangements. On June 24, 2004, each of the then directors, Matthew W. Fossen, William J. Fossen, Mary M. Pohlmeier and Robin M. Sandifer were granted five year stock options, in connection with their services to Viking as officers and directors, for the purchase of Class A Common restricted stock, exercisable at the rate of $0.06 per share. The options are exercisable one year after the date of grant. The option amounts were, respectively, 5,000,000 shares, 12,000,000 shares, 1,250,000 shares and 1,000,000 shares.

Employment  Contracts  and  Termination  of  Employment  and   Change-in-Control
Arrangements

     The Company has no employment contracts with any of its executive officers at December 31, 2004 or at March 23, 2005, and has no plans or arrangements with respect to payments resulting from the resignation, retirement or any other termination of a named executive officer's employment or from a change-in-control of the Company as of December 31, 2004. At December 31, 2004, the Company had past due salaries accumulating to William J. Fossen and Matthew
W. Fossen of approximately $1,145,000 and $442,000 respectively. Subsequent to December 31, 2004, the Company and these individuals reached agreements whereby the entire balances have been forgiven with the exception of approximately $5,414 that were paid in cash to M. W Fossen. See also Note N, Subsequent Events, of the footnotes to the financial statements of Viking Capital Group, Inc. included elsewhere in this report.


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
          RELATED STOCKHOLDER MATTERS

                             PRINCIPAL SHAREHOLDERS
                             ----------------------
                                 March 23, 2005
                                 --------------

     The following tables set forth the names of the persons who own common stock of the Company of 5% or more, of record or beneficially (list a.) and all officers and directors of the Company and all officers and directors as a group
(list b.). Persons generally "beneficially own" shares if they either have the right to vote those shares or dispose of them. Except as noted, the address for each person is C/O Viking Capital Group, Inc., 5420 LBJ Freeway, Suite 300,
Dallas, TX 75240.

                                           Common Shares (Class A) and Percentages Owned
--------------------------------------------------------------------------------------------------------------------
Name                                          Shares Owned   Percent of         Shares Owned  Percent Of  Additional
                                         Excluding Options    Class (1)    Including Options   Class (2)       Notes
                                                                          Exercisable Within
                                                                                     60 Days
---------------------------------------- -----------------   ----------   ------------------  ----------  ----------
a. Security ownership of certain beneficial owners
--------------------------------------------------------------------------------------------------------------------
Fitt, Inc.                                     20,000,000        17.8%           20,000,000       17.8%         (3)
---------------------------------------- -----------------   ----------   ------------------  ----------  ----------
G. David Henry                                 22,561,723        20.0%           22,561,723       20.0%         (4)
--------------------------------------------------------------------------------------------------------------------
b. Security ownership of management
--------------------------------------------------------------------------------------------------------------------
William J. Fossen (retired)                     2,585,750         2.3%            2,585,750        2.3%
---------------------------------------- -----------------   ----------   ------------------  ----------  ----------
G. David Henry                                 22,561,723        20.0%           22,561,723       20.0%         (4)
---------------------------------------- -----------------   ----------   ------------------  ----------  ----------
Kingman L. Hitz                                    68,055         0.1%               68,055        0.1%
---------------------------------------- -----------------   ----------   ------------------  ----------  ----------
Roger A. Kron                                      57,555         0.1%               57,555        0.1%
---------------------------------------- -----------------   ----------   ------------------  ----------  ----------
R. Steve Mills                                          0         0.0%                    0        0.0%         (5)
---------------------------------------- -----------------   ----------   ------------------  ----------  ----------
Mary M. Pohlmeier                               1,227,291         1.1%            2,027,291        1.8%         (6)
---------------------------------------- -----------------   ----------   ------------------  ----------  ----------
Robin M. Sandifer                               3,869,363         3.4%            4,669,363        4.1%         (7)
---------------------------------------- -----------------   ----------   ------------------  ----------  ----------
All Officers & Directors As A Group            30,369,737        27.0%           31,969,737       28.4%         (8)
--------------------------------------------------------------------------------------------------------------------

(1)  Based on 112,410,467 shares outstanding at March 23, 2005.
(2) Based on 112,410,467 shares outstanding at March 23, 2005 plus, individually, for each individual and for All Officers & Directors As A Group, shares represented by options exercisable within 60 days as indicated below.
(3)  FITT, Inc.'s address is 13606 TI Blvd. Dallas, TX 75243
(4)  G. D. Henry's address is P.O. Box 698, Katy, TX 77492
(5) On January 27, 2005, options for the purchase of 8,000,000 common restricted shares exercisable at $0.05 per share were authorized for R. S. Mills in conjunction with the change of control reported on Form 8-K with event date January 27, 2005, but have not been issued. Other terms of the option(s) have not been determined by the board of directors and therefore no exercisable options have been issued. Market ask price on that date was $0.05 per share.
(6)  Includes  800,000 option shares  exercisable by M. M. Pohlmeier as follows:
     500,000 shares at $0.25; 300,000 shares at $0.20. Excludes 1,250,000 option shares exercisable at $0.06 per share after June 24, 2005.
(7) Includes 800,000 shares exercisable by R. M. Sandifer as follows: 500,000 shares at $0.25; 300,000 shares at $0.20. Excludes 1,000,000 option shares exercisable at $0.06 per shares after June 24, 2005.
(8) Includes 1,600,000 option shares exercisable by All Officers and Directors As A Group as indicated in the footnotes above. On January 27, 2005, options for the purchase of 2,000,000 common restricted shares exercisable at $0.10 per share were authorized for new management in conjunction with the change of control as reported on Form 8-K with event date January 27, 2005, but not issued for similar reasons as footnote (5) above.

Class B Common: The Company has authorized, issued and outstanding, 100,000 shares of the Class B Common Stock. The Class B Common is entitled to elect a majority of the directors. As of March 23, 2005, these shares are the subject of a sales agreement between W. J. Fossen, the current owner, and the purchaser United Re Insurance Group, Ltd., a separate company controlled by R. Steve Mills. The agreement was entered into on March 17, 2005, with the closing and transfer of shares to take place on April 1, 2005.

For information regarding securities authorized for issuance under equity compensation plans, refer to ITEM 5. above.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     As of December 31, 2004 and 2003, total principal and accrued interest due to all related parties was approximately $1,112,000 and $758,000 respectively. During 2004 and 2003, total principal and interest repaid to all related parties was approximately $18,000 and $126,000 (including $60,000 of prepaid interest related to the Henry note discussed below), respectively. As of December 31, 2004 and 2003, total principal and accrued interest due from all related parties was approximately $129,000 and $121,000, respectively. As of December 31, 2004 and 2003, the Company had accrued salaries payable to M. W. Fossen and W. J. Fossen totaling $1,587,000 and $1,587,000, respectively. Salary accrual for these officers and directors ended in 2001.

     During 2004, Viking borrowed $250,000 from G. David Henry, a director and 10%+ shareholder. The note is for five years, bears interest at the rate of 12% to be paid semi-annually. Principal payments are to be made at the rate of $50,000 at each anniversary date of the note. Also during 2004, G. David Henry purchased a total of 1,875,000 common restricted shares for $75,000 cash. In connection with these purchases he received a stock option for 7,500,000 shares and 2,500,000 shares. Each option is exercisable for five years at the rate of $0.04 per share.

     During 2003 Viking borrowed $500,000 from G. David Henry. The note is for 10 years, bears interest at 12% to be paid semi-annually with the first year prepaid, and calls for principal to be payable in five equal $100,000 installments beginning on the sixth anniversary of the note. During 2003, G. David Henry also purchased a total of 1,900,000 common restricted shares for $91,000 and received a five-year stock option for 5,555,556 common restricted shares exercisable at $0.09 per share.

     During 2004 and 2003, Viking borrowed $35,000 and $103,000, respectively, from R. M. Sandifer and/or his company Texamerican Food Marketing, Inc. (Texamerican). R. M. Sandifer is a member of the Board of Directors of the Company. The loans, bearing interest at 12%, are due within one year or on demand.

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

     In June of 2004, Matthew W. Fossen, William J. Fossen, Mary M. Pohlmeier and R. M. Sandifer each received a five-year stock option for the purchase of Class A Common restricted stock, exercisable after one year at the rate of $0.06 per share in recognition of their services as officers and/or directors of Viking. The options were for 5,000,000 shares, 12,000,000 shares, 1,250,000 shares and 1,000,000 shares, respectively.

     Subsequent to December 31, 2004, the following events occurred. On January 27, 2005 as a result of the transaction between Viking and FITT, Inc. and the change of control as described in Item 1, the Company's prior Chairman and Chief Executive Officer, William J. Fossen, announced his retirement and subsequently
R. Steve Mills was appointed as W. J. Fossen's successor. On January 27, 2005, the Company authorized for R. Steve Mills 8,000,000 restricted common stock options exercisable at $0.05 per share for a period of up to ten years from the date of award. The Company also authorized an additional 2,000,000 restricted common stock options at $0.10 per share to be awarded to the Company's management over that same period of time.

     On March 16, 2005, William J. Fossen agreed to return for cancellation 18,300,000 of the Company's common stock options previously awarded to him and outstanding at a weighted average exercise price of $0.11 and he also agreed to forgive the Company's $1,145,399 deferred compensation obligation due him. The Company also reached an agreement to accept shares in a private company controlled by William J. Fossen in full payment of promissory notes and accrued interest of $101,970 due from W. J. Fossen to the Company. The Company acquired less than 5% of the total shares issued and outstanding of the company controlled by W. J. Fossen.

     On March 16, 2005, Robin M. Sandifer, a director of the Company, agreed to convert an outstanding promissory note payable due to him in the aggregate accrued interest and principal amount of $254,533 in exchange for 3,181,662 of the Company's Class "A" restricted common stock. This director also agreed to return for cancellation 1,000,000 outstanding unexercised common stock options awarded to him at an exercise price of $0.06 per share. In addition, a related party to this director agreed on this same date to receive 750,000 of the Company's restricted Class "A" common shares in payment of a $60,000 promissory note due to this person.

     On March 17, 2005, a former Company officer and director, Matthew W. Fossen, agreed to forfeit 5,000,000 issued and outstanding common stock options exercisable at $.06 per share and 1,000,000 issued and outstanding common stock options exercisable at $.25 per share. In addition, for a consideration of $5,414, Matthew W. Fossen also agreed to forgive $441,960 of deferred compensation obligations owed to him by the Company. On March 21, 2005 the Company agreed to acquire an investment in a private company controlled by this former Company officer and director. The Company tendered $20,000 cash and issued 1,500,000 of the Company's restricted Class A common shares valued at $.08 per share to purchase 140,000 common shares, at $1.00 per share, of this company. The Company also agreed to accept 28,190 shares of this same company in full payment of Matthew W. Fossen's promissory notes and interest due to the Company in the total amount of $28,190.

     On March 17, 2005 the Company received from G. David Henry, a Company director, $1,058,000 in value for the exercise of options for 15,555,556 Class "A" common shares at a weighted exercise price of approximately $.058 per share, and for the purchase of 2,500,000 additional Class "A" common shares at $.0632 per share. The $1,058,000 of value was comprised of $808,000 of principal and accrued interest in promissory note obligations due to him by the Company and $250,000 cash.



ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

a)       Exhibits

Exhibit
Number                     Description of Exhibit                                                       Note
------                     ----------------------                                                       ----
   2.1   Contract for acquisition of 25% of Beijing Fei Yun Viking Enterprises Co., Ltd                (iii)
   2.2   Contract for acquisition of additional 71% of Beijing Fei Yun Viking Enterprises Co. Ltd.     (iii)
   2.3   Contract for disposition of 96% of Beijing Fei Yun Viking Enterprises Co. Ltd.                  (v)
   3.1   Amended and Restated Articles of Incorporation of Viking Capital Group, Inc.                   (ii)
   3.2   Amendment to Amended and Restated Articles of Incorporation of Registrant                      (iv)
   3.3   Bylaws of Viking Capital Group, Inc. as amended                                                 (i)
   4.1   Specimen Common Stock Certificate                                                               (i)
   4.2   Specimen Preferred Stock Certificate                                                            (i)
 10.1    1996 Stock Option Plan of the Registrant Filed on Form 14A in 1996                             (ii)
  16.1   Notice and letter from auditor that King Griffin & Adamson P.C. resigned to allow its successor entity KBA Group LLP to be engaged as the Registrant's
         independent public accountants. Filed on Form 8-K March 7, 2003.                             (viii)
 21.1    List of Subsidiaries
  31.1   Section 302 Certification Of Chief Executive Officer
  31.2   Section 302 Certification Of Chief Financial Officer
  32.1   Section 906 Certification Of Chief Executive Officer and Chief Financial Officer
 99.1    Press Release Re: Sale of Fei YunViking Enterprises Company, Ltd. filed on Form 8-K on
         February 3, 2003 with an event date of January 31, 2003.                                       (vi)
 99.2    Press Release Re: Letter of Intent to purchase Texamerican Food Marketing, Inc.               (vii)
 99.3    Form 8-K dated September 17, 2004, Item 5.02, Departure of Director or Principal Officer,
         to Chairman and CEO William J. Fossen assumed those positions until replacements may be found.
 99.4    Form 8-K dated October 15, 2004, Item 5.02,  Election or Appointment of
         Director or Principal  Officer,  to report the  appointment of G. David
         Henry to the Board of Directors until the next meeting of shareholders.


Subsequent to December 31, 2004, and prior to March 23, 2005, the Registrant has filed the following additional reports:

99.5 Form 8-K dated January 6, 2005, Item 8.01, Other Events, to report the signing of a letter of intent for the purchase of 77 acres of undeveloped land in the Tyler, Texas area.
99.6 Form 8-K dated January 27, 2005, Item 2.01, Acquisition of Assets, to report a significant purchase of Class A common shares of the Registrant, Item 3.02, regarding the unregistered nature of those shares, Item 5.01, Changes in Control of Registrant, to report a change in control, Item 5.02, Departure and Election or Appointment of Officers and Directors, to report the resignation of William J. Fossen as Chairman of the Board, President, CEO, CFO and all other positions held with the Registrant or Subsidiaries, and the appointment of R. Steve Mills as the new Chairman, CEO and principal executive Officer, and Roger Kron as Senior Vice President, CFO, Secretary, Treasurer, and principal financial Officer.
99.7 Form 8-K dated March 10, 2005, Item 5.02, Election of Directors, Appointment of principal Officers, to report Election of Roger Kron to the Board of Directors and appointment as COO, and the appointment of Kingman L. Hitz as a Vice President and new CFO replacing Kron in that position, and Item 8.01, Other Events, to report the formation of an Executive Committee according to existing by-laws.
99.8     Form 8-K  dated  March 21,  2005,  Item  1.01,  Entry  into a  Material
         Definitive Agreement, to describe the terms of sale for the Registrant's 100,000 shares of Class B Common Stock by William J. Fossen to R. Steve Mills, and settlement of all debts and accounts receivable involving Matthew W. Fossen, a former Officer and Director of the Registrant, and Item 3.02, reporting the settlement of all debts regarding several existing Directors of the Registrant and related parties.

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

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

     Audit Fees KBA Group LLP's fees billed for our annual audit and review of interim financial statements were $52,000 in 2004 and $103,000 in 2003 including audit costs in China in 2003.

     Audit-Related Fees In addition to the audit fees, KBA Group LLP's fees billed for other audit related services, were $ -0- in 2004 and $3,000 in 2003. The services provided in exchange for these fees included, but is not limited to, audit of companies acquired and review of other financial reports on Form 8-K.

     Tax Fees KBA Group LLP's fees billed for professional services rendered for tax compliance, tax advice and/or tax planning were $6,000 in 2004 and $5,000 in 2003. The services provided in exchange for these fees were primarily preparation of U.S. Federal Income Tax Returns and State of Texas Franchise Tax returns.

     All Other Fees        N/A

     Pre-approval Policy The Company is not required to have and does not have an audit committee at this time. The board of directors is charged with pre-approval for audit and tax related engagements.




              (The remainder of this page is blank intentionally.)

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this annual report on form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           VIKING CAPITAL GROUP, INC.


                                           By /s/ R. Steve Mills
                                           -------------------------------
                                           R. Steve Mills
                                           CEO

Dated:   March 30, 2005

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                          Title                               Date
---------                          -----                               ----


/s/ R. Steve Mills        Chairman of the Board                   March 30, 2005
----------------------    President and Chief Executive Officer
R. Steve Mills            (Principal Executive Officer)

/s/ Roger Kron            Chief Operating Officer,                March 30, 2005
----------------------    Sr. Vice President,
Roger Kron                Secretary, Treasurer

/s/ Kingman Hitz          Chief Financial Officer                 March 30, 2005
----------------------    Vice President
Kingman Hitz

/s/ G. David Henry        Director                                March 30, 2005
----------------------
G. David Henry

/s/ Mary M. Pohlmeier     Director                                March 30, 2005
----------------------
Mary M. Pohlmeier

/s/ Robin M. Sandifer     Director                                March 30, 2005
----------------------
Robin M. Sandifer

                      CONSOLIDATED FINANCIAL STATEMENTS AND
               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

                   VIKING CAPITAL GROUP, INC. AND SUBSIDIARIES

                           DECEMBER 31, 2004 AND 2003

                   VIKING CAPITAL GROUP, INC. AND SUBSIDIARIES


                                    CONTENTS




                                                                            PAGE
                                                                            ----

Report of Independent Registered Public Accounting Firm                      F-3

Financial Statements

     Consolidated Balance Sheets at December 31, 2004 and 2003               F-4

     Consolidated Statements of Operations
         for the years ended December 31, 2004 and 2003                      F-6

     Consolidated Statement of Stockholders' Equity (Deficit)
         for the years ended December 31, 2004 and 2003                      F-7

     Consolidated Statements of Cash Flows
         for the years ended December 31, 2004 and 2003                      F-8

     Notes to Consolidated Financial Statements                             F-10

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
             -------------------------------------------------------


To the Board of Directors and Stockholders of Viking Capital Group, Inc.

We have audited the accompanying consolidated balance sheets of Viking Capital Group, Inc. and subsidiaries as of December 31, 2004 and 2003 and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Viking Capital Group, Inc. and subsidiaries as of December 31, 2004 and 2003 and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

As described in Note B, the accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. Management's plans addressing going concern are also described in Note B. The Company has experienced recurring losses from operations and negative cash flows from operations since its inception. As further described in Note A, the Company also disposed of its primary revenue generating assets effective January 31, 2003. Additionally, at December 31, 2004, the Company's current liabilities significantly exceeded its current liquid assets. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/s/ KBA GROUP LLP
Dallas, Texas
March 23, 2005


                   VIKING CAPITAL GROUP, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS


                                     ASSETS
                                     ------

                                                                       December 31,
                                                                   2004           2003
                                                               -----------    -----------
                                                                     (in thousands)
CURRENT ASSETS
   Cash and cash equivalents                                   $      --      $         4
   Prepaid expenses                                                   --               41
   Notes receivable and accrued interest, (including related
     party amount of $129,000 and $121,000 at December 31,
     2004 and 2003, respectively), net of allowance of
     $428,000 at December 31, 2004 and 2003                            129            121
                                                               -----------    -----------

        Total current assets                                           129            166

PROPERTY AND EQUIPMENT
   Computer equipment                                                  157            157
   Furniture and office equipment                                       21             21
                                                               -----------    -----------

                                                                       178            178

   Accumulated depreciation and amortization                          (175)          (174)
                                                               -----------    -----------

        Net property and equipment                                       3              4

CAPITALIZED SOFTWARE, net of accumulated amortization
     of $ -0- at December 31, 2004 and 2003                           --               50

LONG TERM NOTE RECEIVABLE, net of allowance
     of $6,500,000 at December 31, 2004 and 2003                      --             --

OTHER ASSETS                                                             4              4
                                                               -----------    -----------

TOTAL ASSETS                                                   $       136    $       224
                                                               ===========    ===========



The accompanying notes are an integral part of these consolidated financial statements.

                   VIKING CAPITAL GROUP, INC. AND SUBSIDIARIES

                     CONSOLIDATED BALANCE SHEETS - Continued


                      LIABILITIES AND STOCKHOLDERS' DEFICIT
                      -------------------------------------
                                                                                           December 31,
                                                                                       2004          2003
                                                                                    ----------    ----------
                                                                                         (in thousands)
CURRENT LIABILITIES
  Current maturities of long-term debt and other current debt
     (including $307,000 and $219,000 due to related parties at
     December 31, 2004 and 2003, respectively)                                      $      733    $      810
  Accounts payable                                                                         133            75
  Accrued officers' salaryand payroll taxes                                              1,587         1,588
  Other accrued expenses (including $105,000 and $39,000 due to
     related parties at December 31, 2004 and 2003, respectively)                          139            75
                                                                                    ----------    ----------

             Total current liabilities                                                   2,592         2,548

LONG-TERM DEBT, (including $700,000 and $500,000 to a related
party at December 31, 2004 and 2003, respectively), less current portion                   700           500
                                                                                    ----------    ----------

             Total Liabilities                                                           3,292         3,048

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
  Preferred stock: $1.00 par value; 50,000,000 shares authorized:
     Series 2001 Callable Preferred Stock $1.00 par value; 5,000,000 shares authorized, -0- shares issued and outstanding at
        December 31, 2004 and 2003
  Common stock: $0.001 par value; 150,000,000 shares authorized,
     62,233,909 and 58,762,251 shares issued and outstanding at December 31, 2004
     and 2003, respectively                                                                 62            59
  Common stock: Class B: $0.001 par value; 100,000 shares authorized,
     issued and outstanding                                                               --            --
  Additional paid-in capital                                                            34,020        33,880
  Accumulated deficit                                                                  (37,238)      (36,763)
                                                                                    ----------    ----------

             Total stockholders' deficit                                                (3,156)       (2,824)
                                                                                    ----------    ----------


TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                         $      136    $      224
                                                                                    ==========    ==========


The accompanying notes are an integral part of these consolidated financial statements.

                   VIKING CAPITAL GROUP, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                           Years Ended December 31,
                                                                              2004           2003
                                                                           ----------    ----------
                                                                  (in thousands, except earnings per share)
REVENUE
     Rental income                                                         $     --      $      286

COST OF REVENUE
     Selling expenses                                                            --              (7)
                                                                           ----------    ----------

GROSS PROFIT                                                                     --             279

GENERAL AND ADMINISTRATIVE EXPENSES                                              (274)         (817)
WRITE OFF OF IMPAIRED CAPITALIZED SOFTWARE                                        (50)         --
                                                                           ----------    ----------

         Loss from operations                                                    (324)         (538)

OTHER INCOME (EXPENSE)
     Interest income (including $8,000 and $8,000 from related parties)             8           284
     Interest expense (including $99,000 and $28,000 to related parties)         (159)         (400)
     Write off of long-term note receivable and related
         accrued interest                                                        --          (6,737)
     Loss from equity accounted investment                                       --              (5)
     Other                                                                       --              (8)
                                                                           ----------    ----------

         Total other income (expense), net                                       (151)       (6,866)
                                                                           ----------    ----------

         Loss before provision for income taxes                                  (475)       (7,404)

INCOME TAX BENEFIT                                                               --              34
                                                                           ----------    ----------

NET LOSS                                                                   $     (475)   $   (7,370)
                                                                           ==========    ==========


EARNINGS (LOSS) PER SHARE:
     Basic and diluted net loss per share                                  $    (0.01)   $    (0.13)
                                                                           ==========    ==========

WEIGHTED-AVERAGE NUMBER OF COMMON SHARES
     OUTSTANDING - BASIC AND DILUTED                                           60,644        57,017
                                                                           ==========    ==========


The accompanying notes are an integral part of these consolidated financial statements.

                           VIKING CAPITAL GROUP, INC.

            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                           December 31, 2004 and 2003
                                 (in thousands)

                                                                                                                Class B
                                                  Preferred Stock                Common Stock                 Common Stock
                                              Shares         Amount         Shares         Amount         Shares        Amount
                                           -----------    -----------    -----------    -----------    -----------   -----------
Balance at December 31, 2002                     1,800    $     1,800         69,865    $        70            100   $      --

Issuance of common stock for cash                 --             --            4,133              4           --            --

Issuance of common stock for services             --             --              610              1           --            --

Cancellation of shares previously issued        (1,800)        (1,800)       (16,418)           (16)          --            --

Issuance of stock options for services            --             --             --             --             --            --

Issuance of common stock upon
      conversion of notes payable and
      settlement of interest due                  --             --              572           --             --            --

Reclass and Adjustment                            --             --             --              237           --            (234)

Common shares received in connection
      with the divestiture of Fei
       Yun and Wuxi                               --             --             --             --             --            --

Net loss                                          --             --             --             --             --            --

                                           -----------    -----------    -----------    -----------    -----------   -----------
Balance at December 31, 2003                      --             --           58,762             59            100          --

Issuance of common stock for cash                 --             --            3,133              3           --            --

Issuance of common stock for services             --             --               58           --             --            --

Issuance of stock options for services            --             --             --             --             --            --

Issuance of common stock upon
      conversion of notes payable and             --             --              258           --             --            --
      settlement of interest due                  --             --               23           --             --            --

Net loss                                          --             --             --             --             --            --

                                           -----------    -----------    -----------    -----------    -----------   -----------
Balance at December 31, 2004 (by Year)            --      $      --           62,234    $        62            100   $      --
                                           ===========    ===========    ===========    ===========    ===========   ===========

                                            Additional
                                             Paid-in      Accumulated      Treasury
                                             Capital        Deficit         Stock          Total
                                           -----------    -----------    -----------    -----------

Balance at December 31, 2002               $    37,022    $   (29,393)   $    (3,041)   $     6,458

Issuance of common stock for cash                  181           --             --              185

Issuance of common stock for services               36           --             --               37

Cancellation of shares previously issued        (3,390)          --            3,409         (1,797)

Issuance of stock options for services               3           --             --                3

Issuance of common stock upon
      conversion of notes payable and
      settlement of interest due                    28           --             --               28

Reclass and Adjustment                               3

Common shares received in connection
      with the divestiture of Fei
       Yun and Wuxi                               --             --             (368)          (368)

Net loss                                          --           (7,370)          --           (7,370)

                                           -----------    -----------    -----------    -----------
Balance at December 31, 2003                    33,880        (36,763)          --           (2,824)

Issuance of common stock for cash                  125           --             --              128

Issuance of common stock for services                2           --             --                2

Issuance of stock options for services               2           --             --                2

Issuance of common stock upon
      conversion of notes payable and               10           --             --               10
      settlement of interest due                     1           --             --                1

Net loss                                          --             (475)          --             (475)

                                           -----------    -----------    -----------    -----------
Balance at December 31, 2004 (by Year)     $    34,020    $   (37,238)   $      --      $    (3,156)
                                           ===========    ===========    ===========    ===========


The accompanying notes are an integral part of these consolidated financial statements.

                   VIKING CAPITAL GROUP, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                          Years Ended December 31,
                                                                             2004          2003
                                                                          ----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                                             $     (475)   $   (7,370)
     Non-cash charges included in operations
         Provision for doubtful notes receivable
           and related accrued interest                                         --           6,739
         Write off of impaired capitalized software                               50          --
         Depreciation and amortization                                          --             176
         Debt discount amortization                                             --              27
         Interest paid with promissory note                                       32             7
         Common stock issued for services                                          2             9
         Expenses paid with promissory note                                     --              43
         Stock options issued for services                                         2             3
         Loss from equity accounted affiliates                                  --               5
     Changes in assets and liabilities (net of effects of divestitures)
         (Increase) decrease in mortgage notes receivable                       --              84
         (Increase) decrease in accrued interest receivable                       (8)         (287)
         (Increase) decrease in prepaid expenses                                  41           (41)
         (Increase) decrease in other assets and receivables                    --              23
         Increase (decrease) in accounts payable                                  57          (145)
         Increase (decrease) in accrued officers' salary and
            payroll taxes                                                       --             (22)
         Increase (decrease) in accrued interest payable                          64          (111)
         Increase (decrease) in other accrued expenses                          --             135
                                                                          ----------    ----------

Net cash used in operating activities                                           (235)         (725)

CASH FLOWS FROM INVESTING ACTIVITIES
     Net advances to related parties                                            --             (44)
     Decrease in cash balances due to divestiture of Fei Yun Viking             --          (1,379)
                                                                          ----------    ----------


Net cash used in investing activities                                           --          (1,423)


                                 - Continued -

The accompanying notes are an integral part of these consolidated financial statements.


                   VIKING CAPITAL GROUP, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued
                                 (in thousands)


                                                                          Years Ended December 31,
                                                                             2004          2003
                                                                          ----------    ----------
CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from notes payable                                          $       50    $      286
     Proceeds from notes payable - related parties                               300           604
     Repayments of notes payable                                                (235)         (281)
     Repayments of notes payable - related parties                               (12)          (65)
     Proceeds from sale of common stock                                          128           185
                                                                          ----------    ----------

Net cash  provided by financing activities                                       231           729
                                                                          ----------    ----------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                         (4)       (1,419)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                     4         1,423
                                                                          ----------    ----------

CASH AND CASH EQUIVALENTS AT END OF YEAR                                  $     --      $        4
                                                                          ==========    ==========

SUPPLEMENTAL DISCLOSURES

     Cash flow information:
         Interest paid                                                    $       36    $      185
         Income taxes paid                                                      --            --

     Non-cash financing activities:

         Common stock issued for:
             Repayment of notes payable                                           10            22
             Payment of interest                                                   1             6
             Payment of accounts payable                                           2            28
         Stock options issued for services                                         2          --
         Common stock received for divestiture of Fei Yun Viking
             (7.0 million shares)                                               --            (236)
         Common stock received for divestiture of Wuxi Viking
             (1.4 million shares)                                               --             604
         Preferred stock received for divestiture of Fei Yun Viking
             (1.8 million shares)                                               --           1,800

         Note payable issued for:
             Payment of interest                                                  32            25

         Long-term note receivable received in connection with
         divestiture of Fei Yun Viking                                          --           6,500


The accompanying notes are an integral part of these consolidated financial statements.

                   VIKING CAPITAL GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2004 and 2003


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

Subsequent to December 31, 2004, a number of events have transpired that impact the future operations and direction of the Company. In January 2005, the Company experienced a change of control associated with a significant acquisition and significant other changes that included a reduction of accrued compensation and previous related party receivables and payables. See Note N in the Notes to these Consolidated Financial Statements included in the 10-KSB for a more detailed description of recent events.

Pursuant to a Stock Purchase Agreement dated August 1, 2001, Viking acquired 25% of the ownership of Beijing Fei Yun Viking Enterprises Company, Ltd. ("Fei
Yun"), with its principal place of business located in Beijing, China. Twenty-five percent of this newly formed entity was acquired for common shares of Viking. A total of 7,500,000 common shares were issued directly to Fei Yun and the remaining 14,000,000 common shares were issued to the owners of the assets that were transferred into Fei Yun in conjunction with Viking's purchase. The agreement to acquire 25% of Fei Yun was entered into on August 1, 2001 and was effective on December 3, 2001. For the period from December 3, 2001 to December 27, 2001, Viking accounted for its investment in Fei Yun under the equity method. On December 27, 2001, Viking purchased an additional 71% of Fei Yun with the issuance of 1,800,000 shares of Viking's preferred stock. After the acquisition of the additional 71% interest and through the divestiture date, Viking accounted for its investment in Fei Yun under the consolidation method.

Effective January 31, 2003, pursuant to a Stock and Note Receivable For Ownership Agreement dated January 31, 2003, the Company sold its 96% ownership of Fei Yun to Beijing Fei Yun Property Development Company, Ltd. (Fei Yun Property). In exchange for the 96% ownership of Fei Yun Viking, Viking Capital Group, Inc. received 1.8 million shares of its Series 2001 Callable Preferred Shares, 7,000,000 common restricted shares of Viking Capital Group, Inc., a $6.5 million note receivable due from Hebei Kangshun Feiyun Organic Waste Processing Company, Ltd., and 7.5 million common shares of the Company that were held as treasury shares by Fei Yun.

Additionally, pursuant to a stock purchase agreement dated September 3, 2001, which became effective November 29, 2001, after receiving all necessary significant approvals from the Chinese authorities, Viking acquired 25% of Wuxi Viking Garments Co., Ltd ("Wuxi"), with its principal place of business located in Wuxi, China. This entity was acquired for 1,800,000 common shares of Viking. The total value of the common stock issued for the acquisition was $540,000. Until the divestiture date, Viking accounted for its investment in Wuxi using the equity method of accounting.

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

                   VIKING CAPITAL GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2004 and 2003


Basis of Presentation
---------------------

The accompanying consolidated financial statements of Viking have been prepared in accordance with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements include the assets, liabilities and operating activities of the Company's wholly-owned subsidiaries for all periods that the company owned the subsidiaries. All material inter-company transactions with its consolidated subsidiaries and equity accounted affiliates are eliminated on consolidation, pursuant to the applicable accounting principles for consolidation and the equity method of accounting. None of the Company's subsidiary corporations were active during the year 2004 and there were no inter-company transactions.

                   VIKING CAPITAL GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2004 and 2003


NOTE A - BACKGROUND AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Cash and Cash Equivalents
-------------------------

The Company considers all highly liquid debt instruments purchased with original maturities of three months or less to be cash equivalents.

Property and Equipment
----------------------

Property and equipment are stated at cost. Equipment under capital lease is stated at the present value of minimum lease payments at the inception of the lease. The Company provides for depreciation of its office furniture and equipment using the straight line method over the estimated useful life of the depreciable assets ranging from five to seven years. Computer equipment held under capital leases is amortized straight line over the shorter of the lease term or the estimated useful life of the asset ranging from three to five years. Amortization of assets held under capital leases is included with depreciation expense. Maintenance and repairs are expensed as incurred. Replacements and betterments are capitalized.

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

Interest Income on Notes Receivable
-----------------------------------

The Company recognizes interest income on a monthly basis in accordance with the stated interest rate contained in the note agreements.

                   VIKING CAPITAL GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2004 and 2003


NOTE A - BACKGROUND AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Revenue Recognition
-------------------

Rental revenue through the divesture date was reported as income over the lease term as it becomes receivable according to the provisions of the lease. However, if the rentals vary from the straight-line basis, the income is recognized on a straight-line basis unless another systematic and rational basis is more representative of the time pattern in which the use benefit from the leased property is diminished, in which case that basis is used.

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

Net Loss per Common Share
-------------------------

Net loss per common share is computed by dividing the net loss during the year by the weighted average number of shares of common stock outstanding for the year. Diluted loss per share includes the effect of all dilutive options and warrants and instruments convertible into common stock. The total number of stock options, warrants and shares issuable upon conversion of notes payable and accrued interest excluded from the diluted computation at December 31, 2004 and 2003 (because they are anti-dilutive) was 61,292,620 and 39,882,871, respectively.

Software Development
--------------------

Software development costs have been capitalized in accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed" ("SFAS 86"). In accordance with SFAS 86, capitalization of software development costs begins upon the establishment of technological feasibility and ends when a product is available for general release to customers. Under SFAS 86, the Company must evaluate the unamortized cost of the computer software product at each balance sheet date to determine if the net realizable value is less than the unamortized cost, in which case an impairment loss must be recorded. Since there have been no sales of the software to date, and the Company currently has no sales commitments, management determined during 2002 that the net realizable value of this software is $50,000. Accordingly, the Company recognized an impairment loss for the carrying value of this asset during 2002 of approximately $363,000. During 2004, management determined that the net realizable value of this software was zero. Accordingly, the Company recognized an impairment loss for the carrying value of this asset during 2004 of $50,000.

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


                   VIKING CAPITAL GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2004 and 2003


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

SFAS 148 also amends the  disclosure  provisions of SFAS 123 and APB Opinion No.
28, "Interim Financial Reporting," to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. While SFAS 148 does not amend SFAS 123 to require companies to account for employee stock options using the fair value method, the disclosure provisions of SFAS 148 are applicable to all companies with stock-based employee compensation, regardless of whether they account for that compensation using the fair value method of SFAS 123 or the intrinsic value method of APB Opinion No. 25, "Accounting for Stock Issued to Employees" ("ABP 25"). Under APB 25, if the exercise price of an employee's stock option equals or exceeds the market price of the underlying stock on the date of grant, no compensation expense is recognized. As permitted by SFAS 123, the Company has elected to continue to utilize the accounting method prescribed by APB 25 and has adopted the disclosure requirements of SFAS
123 and SFAS 148 as of December 31, 2004 and 2003.

The following table summarizes relevant information as to the reported results under the Company's intrinsic value method of accounting for stock awards, with supplemental information as if the fair value recognition provision of SFAS 123, as amended by SFAS 148 had been applied for the years ended December 31, 2004 and 2003:

                                                             Year Ended          Year Ended
                                                            December 31,        December 31,
                                                                2004               2003
                                                            ------------        ------------
                                                       (in thousands, except earnings per share)
Net loss attributable to common
    stockholders, as reported                               $       (475)       $     (7,370)
Add:  Stock-based employee compensation
    expense included in reported net loss                              -                   -
Deduct:  Stock-based employee compensation expense
    determined under fair value based method                        (432)                (68)
                                                            -------------       ------------

Pro forma net loss                                          $       (907)       $     (7,438)
                                                            ============        ============

Net loss per share --
    As reported
      Basic and Diluted                                     $      (0.01)       $     (0.13)
                                                            ============        ===========
    Pro forma
      Basic and Diluted                                     $      (0.01)       $     (0.13)
                                                            ============        ===========


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

                   VIKING CAPITAL GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2004 and 2003


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

NOTE B - RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB issued SFAS No. 123-R which replaces SFAS No. 123, Accounting for Stock-Based Compensation , and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees . As originally issued, SFAS No. 123 established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that pronouncement permitted entities to continue applying the intrinsic-value-based model of APB Opinion 25, provided that the financial statements disclosed the pro forma net income or loss based on the fair-value method. The Company is required to apply SFAS No. 123-R as of the first interim reporting period that begins after June 15, 2005. Thus, the Company's consolidated financial statements will reflect an expense for (a) all share-based compensation arrangements granted after June 30, 2005 and for any such arrangements that are modified, cancelled, or repurchased after that date, and (b) the portion of previous share-based awards for which the requisite service has not been rendered as of that date, based on the grant-date estimated fair value of those awards.

NOTE C - GOING CONCERN UNCERTAINTY

The consolidated financial statements have been prepared on the assumption that the Company will continue as a going concern. The Company has experienced recurring losses from operations and negative cash flows from operations, since its inception. Additionally, as further described in Note A, the Company disposed of its primary revenue generating assets effective January 31, 2003 and no revenue has been generated since then. Also, at December 31, 2004 the Company's current liabilities significantly exceeded its current liquid assets. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

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

                   VIKING CAPITAL GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2004 and 2003


NOTE D - LONG-TERM NOTE RECEIVABLE AND RELATED ALLOWANCE

As part of the disposition of Fei Yun on January 31, 2003, the Company received a $6.5 million note receivable from Hebei Kangshun Feiyun Organic Waste Processing Company, Ltd. ("Organic Waste Company"). This note receivable bears interest at 4% to be received annually. One-half of the principal balance of the note is due five years from the date

of the note with the remaining one-half receivable ten years from the date of the note. This note is effectively collateralized by a 40% ownership interest in the Organic Waste Company. The Company did not receive the first annual interest payment on this note. Accordingly, bad debt expense of $237,000 was recorded to provide for the potential non-receipt of this interest income recognized during 2003. Additionally, the Company has recorded an allowance for doubtful receivables of $6,500,000 due to the uncertainty of its ability to collect the amount due or to obtain its collateral interest in the underlying operating company. Since the Company did not collect the interest payment on the long-term note receivable as required by the note agreement, no further interest income will be recognized related to this note receivable after December 31, 2003, until receipt of the interest income. As of December 31, 2004, no amounts have been collected under this note receivable.

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

Through its acquisition of Fei Yun in December 2001, the Company acquired a 38% effective ownership interest in a Highway Company, which is accounted for under the equity method. This equity accounted affiliate is engaged in the construction of a highway in the Jiangsu Province of the People's Republic of China. There was no significant operating activity from the date of acquisition through the date of disposition, January 31, 2003.


                   VIKING CAPITAL GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2004 and 2003


NOTE F - LONG-TERM DEBT AND OTHER CURRENT DEBT

The following is a summary of long-term debt and other current debts at December
31, 2004 and 2003 (in thousands):
                                                                                    2004         2003
                                                                                  ---------   ---------
Notes payable to various investors  (including $257 and $219 to related parties and of which $587 and $746 are convertible notes payable), bearing interest from 10% to 12% due through 2005 or on demand, secured by
    assets and net worth of Viking                                                      683         810

Notes payable to a related party; a) $500,000  principal with interest  payable semi-annually with the first year of interest prepaid at 12%, 1/5 of the principal  balance payable on the 6th anniversary date of the note with 1/5 due annually thereafter through June 2013, unsecured; b) $250,000 principal with interest payable semi-annually at 12%, 1/5 of the principal balance is
    due annually through August 2009, secured by assets of Viking                       750         500
                                                                                  ---------   ---------
                                                                                      1,433       1,310

Less current maturities of long-term debt                                               733         810
                                                                                  ---------   ---------

Long-term debt                                                                    $     700   $     500
                                                                                  =========   =========

The following are maturities of long-term debt for each of the next five years ended December 31, (in thousands):

                  2005                                                            $     733
                  2006                                                                   50
                  2007                                                                   50
                  2008                                                                   50
                  2009                                                                  150
                  Thereafter                                                            400
                                                                                  ---------
                                                                                  $   1,433


During the year ended December 31, 2004 the Company entered into new convertible notes or renewed existing convertible notes totaling $707,702. All outstanding convertible notes at December 31, 2004 mature in 2005 or are due on demand, bear interest ranging from 10% to 12% and are secured by the assets and net worth of Viking. Interest payments on these notes are due quarterly or at the end of the term of the note. During 2004, notes payable totaling $10,307 and related accrued interest of $926 were converted to 280,825 common shares.

During the year ended December 31, 2003 the Company entered into new convertible notes or renewed existing convertible notes totaling $1,021,729. All outstanding convertible notes at December 31, 2003 matured in 2004 or are due on demand, bear interest ranging from 10% to 12% and are secured by the assets of Viking, except for a $100,000 note which is secured by 200,000 free trading shares owned by directors and shareholders of the Company. Interest payments on these notes are due quarterly or at the end of the term of the note. During 2003, notes payable totaling $23,200 and related accrued interest of $5,420 were converted to 572,396 common shares.

At December 31, 2004, the Company had approximately $587,000 of convertible notes outstanding that have the option to convert into common shares at a rate ranging from $0.04 - $0.15 per share. If converted, approximately $49,347 of these notes carry an additional option to purchase the same number of common shares which the holder was originally entitled to receive if the notes were converted to equity, with exercise prices of $0.18 - $0.25 per share. All options, if the notes are converted, are exercisable for a period of one year from conversion. During 2004, no new notes were issued with beneficial conversion features.


                   VIKING CAPITAL GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2004 and 2003


NOTE F - LONG-TERM DEBT AND OTHER CURRENT DEBT (Continued)

At December 31, 2003, the Company had approximately $746,000 of convertible notes outstanding that have the option to convert into common shares at a rate ranging from $0.05 - $0.20 per share. If converted, approximately $57,000 of these notes carry an additional option to purchase the same number of common shares which the holder was originally entitled to receive if the notes were converted to equity, with exercise prices ranging from $0.18 - $0.25 per share.
All options, if the notes are converted, are exercisable for a period of one year from conversion. During 2003, no new notes were issued with beneficial conversion features.

NOTE G - INCOME TAXES

The Company's subsidiary entity Fei Yun (disposed of during the first quarter of 2003) was not subject to any income taxes in the United States, but was subject to income taxes within the People's Republic of China generally at 33%. The
$34,000 benefit recorded in 2003 is for foreign deferred income taxes.

Deferred tax assets and liabilities at December 31, 2004 and 2003 are as follows
(in thousands):

                                                                     2004          2003
                                                                  ----------    ----------
         Current deferred tax asset                               $      605    $      605
         Valuation allowance for current deferred tax asset             (605)         (605)
                                                                  ----------    ----------

         Net current deferred tax asset                           $     --      $     --
                                                                  ==========    ==========

         Non-current deferred tax asset                                6,705         6,551
         Non-current deferred tax liability                             --            --
                                                                  ----------    ----------

         Net non-current deferred tax asset                            6,705         6,551
         Valuation allowance for non-current deferred tax asset       (6,705)       (6,551)
                                                                  ----------    ----------

         Net non-current deferred tax asset                       $     --      $     --
                                                                  ==========    ==========

Differences between the statutory federal income tax rate and the effective rate for the years ended December 31, 2004 and 2003 is as follows:

                                                                     2004          2003
                                                                  ----------    ----------

Income tax benefit at statutory rate                                   34.00%        34.00%
         Loss on equity accounted investments                           --           (0.02)
         Change in valuation allowance                                (33.99)       (33.33)
         Permanent differences (primarily stock based
             compensation differences)                                  0.01         (0.01)
         Rate differential on PRC losses                                --           (0.02)
         Other                                                         (0.02)        (0.16)
                                                                  ----------    ----------

             Effective income tax rate                                  0%            0.46%
                                                                  ==========    ==========


The current deferred tax asset consists of officer's deferred compensation and allowance for doubtful accounts. The non-current deferred tax asset consists of the Company's Net Operating Loss carryforwards available.

The Company has operating loss carryforwards available in the United States totaling approximately $19,720,000, subject to limitations under Section 382 of the Internal Revenue Code that are available to offset its future income tax liability. The net operating loss carryforwards expire through 2024.

                   VIKING CAPITAL GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2004 and 2003


NOTE G - INCOME TAXES (Continued)

As further described in Note B, realization of the benefit of these net operating loss carryforwards and other deferred tax assets appear uncertain. Accordingly, a valuation allowance has been recorded at December 31, 2004, and 2003.

NOTE H - COMMITMENTS AND CONTINGENCIES

Leases
------

The Company is leasing its office space on a month-to-month basis. Either party may cancel the arrangement by giving a sixty-day notice. Gross rental expense was $42,830 and $44,450 in 2004 and 2003, respectively, offset by $7,646 and $1,500 of rental income in 2004 and 2003, respectively, received under a sub-lease of part of the office space.

NOTE I - PREFERRED STOCK

As of December 20, 2001, the Company created a new series 2001 Callable Preferred Stock (callable at any time by the Company), with a par value of $1 and 5,000,000 authorized shares. This callable preferred stock has 0% dividend rate and is convertible into common stock at a rate of $5 per share of common stock with a $10 liquidation preference per share. Total authorized preferred stock at December 31, 2004 and 2003 is 50,000,000 shares. The Board of Directors has the discretion to attach any dividend rate and/or conversion privilege at the time of issuance of a new series.

NOTE J - STOCK OPTIONS

Effective July 1996, the Board of Directors approved a qualified employee stock option plan for the Company (the "Plan"). Under the Plan, the Company may grant options for up to five million shares of common stock. The exercise price of each option may not be less than the fair market value of common stock at the date of grant, without approval of the Board of Directors. Options are exercisable according to the terms set out in the option agreement, not to exceed ten years. At December 31, 2004 and 2003, there were a total of 550,000 and 790,000 options outstanding under the Plan, respectively.


                   VIKING CAPITAL GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2004 and 2003


NOTE J - STOCK OPTIONS (Continued)

In  addition,  the  Company  has  issued  stock  options  outside of the Plan to employees,  directors and others as  compensation  for services  provided to the
Company as well as options which are non-compensatory in nature. During 2004 and
2003,  the  Company  issued  100,000  and  100,000   options,   respectively  as
compensation to service  providers  (excluding  employees) as  compensation  for consulting and other services provided.  The options issued to service providers vest  immediately.  In  connection  with  options  issued to  service  providers
(excluding   employees),   the  Company  has  recorded   $2,000  and  $3,000  of
professional  service expense in 2004 and 2003,  respectively,  calculated using the Black-Scholes model of estimating fair value.

At December 31, 2004 and 2003, there were a total of 50,548,314 and 28,779,981 options (including compensatory and non-compensatory) outstanding, respectively.
All options granted by the Company are restricted stock awards under rules promulgated by the Securities and Exchange Commission. Subsequent to December
31, 2004, an amount of 26,855,556 options to purchase common shares were returned to the Company unexercised.

A summary of changes in the Company's compensatory options follows:

                           Employee Stock Plan      Other Compensatory    Combined Total
                          ---------------------   ---------------------   --------------
                                       Weighted                Weighted
                                        Average                 Average
                                       Exercise                Exercise
                            Options      Price      Options      Price        Options
                          ----------   --------   ----------   --------     ----------
Outstanding at 12/31/02    1,690,000   $  0.46    23,121,413   $   0.46     24,811,413
Granted                            -   $     -       100,000   $   0.09        100,000
Exercised                          -         -             -          -              -
Forfeited                   (900,000)  $  0.47    (1,621,413)  $   0.98     (2,521,413)
                          ----------              ----------                ----------

Outstanding at 12/31/03      790,000   $  0.44    21,600,000   $   0.42     22,390,000
Granted                            -   $     -    19,350,000   $   0.06     19,350,000
Exercised                          -   $     -             -   $      -              -
Forfeited                   (240,000)  $  1.00    (7,250,000)  $   0.81     (7,490,000)
                          ----------              ----------                ----------

Outstanding at 12/31/04      550,000   $  0.20    33,700,000   $   0.13     34,250,000
                          ==========              ==========                ==========


The fair value of all compensatory options issued during 2004 and 2003 was $776,371 and $3,000, respectively.

The following table summarizes information about options outstanding at December 31, 2004 under the Employee Stock Option Plan:


                        Options Outstanding                             Options Exercisable
                        -------------------                             -------------------
                                  Weighted Avg.
   Range of         Number          Remaining       Weighted Avg.     Number       Weighted Avg.
Exercise Prices   Outstanding   Contractual Life   Exercise Price   Exercisable   Exercise Price
---------------   -----------   ----------------   --------------   -----------   --------------
$0.20 - $0.20       550,000        2.0 years           $0.20          275,000         $0.20



                   VIKING CAPITAL GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2004 and 2003


NOTE J - STOCK OPTIONS (Continued)

The following table summarizes information about other compensatory stock options outstanding at December 31, 2004:

                        Options Outstanding                             Options Exercisable
                        -------------------                             -------------------
                                  Weighted Avg.
   Range of         Number          Remaining       Weighted Avg.     Number       Weighted Avg.
Exercise Prices   Outstanding   Contractual Life   Exercise Price   Exercisable   Exercise Price
---------------   -----------   ----------------   --------------   -----------   --------------

 $0.04 - $0.25    33,700,000       3.44 years          $0.13         14,450,000       $0.22


A summary of changes in the Company's non-compensatory options follows:

                                Non-Compensatory   Weighted Average
                                     Options        Exercise Price
                                ----------------   ----------------

Outstanding at 12/31/02            1,300,091           $  0.29

Granted                            5,647,223           $  0.09
Exercised                                  -                 -
Forfeited                           (557,333)          $  0.29
                                 -----------

Outstanding at 12/31/03            6,389,981           $  0.29

Granted                           10,000,000           $  0.04
Exercised                                  -                 -
Forfeited                            (91,667)          $  0.10
                                 -----------

Outstanding at 12/31/04           16,298,314           $  0.06
                                 ===========

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The following assumptions were used for grants in 2004; dividend yield at 0%, expected volatility from 131% to 146%, risk free interest rate from 1.99% to 3.85%, and an expected life of one to four years. The following assumptions were used for grants in 2003; dividend yield at 0%, expected volatility at 161%, risk free interest rate of 1.24%, and an expected life of one year. The weighted average grant date fair value per share of compensatory options using the Black-Scholes option pricing model issued during 2004 and 2003 was $0.04 and $0.03, respectively.

NOTE K - RELATED PARTY TRANSACTIONS

At December 31, 2004 and 2003, Viking notes and interest receivable from related parties totaled $128,515 and $120,707, respectively. The loans, bearing interest from 6% to 8%, are due on demand and are unsecured. No new loans were made during the last two years. Subsequent to December 31, 2004, these notes totaling $128,515 have been paid.

During the years ended December 31, 2004 and 2003, Viking borrowed $300,000 and $604,000, respectively, from related parties including members of the Board of Directors, officers of the Company and family members of the officers and directors. Of these, short-term loans totaling $50,000 bear interest at 12% and are due within one year or on demand. During 2004, Viking borrowed $250,000 from a beneficial owner of the Company, which is included in the total 2004 borrowings from related parties above. This note bears interest at 12% with 1/5 of the principal balance due on each anniversary date of the note. During 2003, Viking borrowed $500,000 from the same beneficial owner of the Company, which is included in the total 2003 borrowings from related parties above. This note bears interest at 12% with 1/5 of the principal balance due on the 6th anniversary date of the note and 1/5 due annually thereafter through June 2013.

                   VIKING CAPITAL GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2004 and 2003


NOTE K - RELATED PARTY TRANSACTIONS (Continued)

During the year ended December 31, 2004, a related party purchased a total of 1,875,000 common restricted shares for $75,000 cash. In connection with this purchase he received a stock option for 7,500,000 shares and 2,500,000 shares. Each option is exercisable for five years at the rate of $0.04 per share. During the year ended December 31, 2003, this same related party also purchased a total of 1,900,000 common restricted shares for $91,000 and received a five-year stock option for 5,555,556 common restricted shares exercisable at $0.09 per share.

During the years ended December 31, 2004 and 2003, $5,993 and $71,899 of interest was paid to related parties, respectively, and $12,505 and $73,200 of principal was repaid to related parties, respectively.

At December 31, 2004 and 2003, Viking had related party notes and accrued interest payable of approximately $1,112,000 and $758,000, respectively.

In June of 2004, four of Viking's directors, Matthew W. Fossen, William J. Fossen, Mary M. Pohlmeier and R. M. Sandifer each received a five year stock option for the purchase of Class A Common restricted stock, exercisable after one year at the rate of $0.06 per share in recognition of their services as officers and/or directors of Viking. The options were for 5,000,000 shares, 12,000,000 shares, 1,250,000 shares and 1,000,000 shares, respectively. Subsequent to December 31, 2004, an amount of 26,855,556 options to purchase common shares were returned to the Company unexercised.

On December 5, 2003, the Company announced a letter of intent to purchase Texamerican Food Marketing, Inc. from R. M. Sandifer, a member of the board of directors of Viking. Texamerican is owned equally by R. M. Sandifer and his wife. The unaudited revenues of Texamerican during year 2003 were approximately $7.1 million versus the projected $7.2 million contained in the press release. The proposed acquisition carries a purchase price of $3.5 million cash and 10 million common restricted shares. As the Company changed control in January 2005, the Company discontinued pursuit of the acquisition.

NOTE L - EMPLOYEE BENEFIT PLAN

On April 18, 1995, the Company registered an Employee Benefit Plan ("Plan") under regulation S-8 that reserved 1,000,000 shares of common stock for issuance under the Plan. Through December 31, 2004 and 2003, the Company registered a combined total of 10,000,000 common shares, through Form S-8 filings. For the years ended December 31 2004 and 2003, there were 6,083,333 shares remaining available under the terms of the Plan, as amended. These shares can be issued by approval of the Board of Directors or a Committee appointed by the Board of Directors.

NOTE M - FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts of our financial instruments, including cash and cash equivalents, notes receivable, accounts payable, accrued expenses and other liabilities, approximate fair value due to their short maturities.

                   VIKING CAPITAL GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2004 and 2003


NOTE N - SUBSEQUENT EVENTS

On January 27, 2005, the Company acquired from FITT, Inc. (Seller), 60% of the authorized and issued outstanding common stock of Brentwood, Re, Ltd. (Brentwood), a St. Kitts, West Indies domiciled insurance company in exchange for 20,000,000 of the Company's restricted common shares and 1,800,000 of the Company's Series 2001 Callable Preferred shares. The Company has accounted for this transaction under the purchase method of accounting. Under this method, the value of the Company's acquisition is determined at $19,440,000, or the fair market value of the Company's stock tendered to the Seller at the date of acquisition as calculated using an average of the closing bid price on the day of transaction and the four trading days prior. Brentwood's un-audited assets at the date of acquisition include $32,400,000 of long-term assets and no liabilities. Brentwood has had no history of operations since its incorporation date of November 23, 2003. The Company has determined that the appraised value of these long term assets is at a minimum the value assigned by the Company to this purchase. Commencing January 27, 2005, the Company will include the results of operations, if any, of Brentwood in its consolidated results of operations.

As a result of this acquisition and on this same date, the Company's Chairman and Chief Executive Officer, Mr. William J. Fossen, announced his retirement and subsequently Mr. Steve Mills was appointed as Mr. Fossen's successor. On January 27, 2005, the Company authorized for Mr. Mills 8,000,000 restricted common stock options exercisable at $.05 per share for a period up to ten years from the date of award. The Company also authorized options for an additional 2,000,000 restricted common shares at $0.10 per share to be awarded to the Company's management at dates and other terms to be decided.

On December 5, 2003, the Company had announced a letter of intent to purchase Texamerican Food Marketing, Inc. from R. M. Sandifer, a member of the board of directors of Viking. Texamerican is owned equally by R. M. Sandifer and his wife. The unaudited revenues of Texamerican during year 2003 were approximately $7.1 million versus the projected $7.2 million contained in the press release. The proposed acquisition carries a purchase price of $3.5 million cash and 10 million common restricted shares. As the Company changed control in January 2005, the Company discontinued pursuit of the acquisition.

On March 16, 2005, the Company's former Chairman and Chief Executive Officer, W.
J. Fossen, agreed to sell to a private company, affiliated with and controlled by Mr. Mills, his 100,000 shares of the Company's Class "B" common stock in exchange for a cash down payment and a promissory note from the purchaser. Closing on this transaction is scheduled for April 1, 2005. These Class "B" shares, representing 100% of the authorized, issued and outstanding Class "B" shares, have the right to elect a majority of the Company's directors. On this same date, Mr. Fossen also agreed to return for cancellation 18,300,000 of the Company's common stock options previously awarded to him and outstanding at a weighted average exercise price of $0.11 per share and he also agreed to forgive the Company's $1,145,399 deferred compensation obligation due him. The Company also agreed to accept shares in a private company controlled by Mr. Fossen in full payment of all promissory notes, including accrued interest, totaling $101,970 due from Mr. W. J. Fossen to the Company. The shares acquired by the Company will constitute less than 5% of outstanding shares of the subject company controlled by Mr. W. J. Fossen.

On March 16, 2005, a Company director agreed to convert outstanding notes payable due him in the aggregate accrued interest and principal amount of $254,533 in exchange for 3,181,662 of the Company's Class "A" restricted common stock. This director also agreed to return for cancellation 1,000,000 outstanding unexercised common stock options awarded to him at an exercise price of $0.06 per share. In addition, a related party to this director agreed on this same date to receive 750,000 of the Company's restricted Class "A" common shares in exchange for a $60,000 Company promissory note obligation due to this person.

On March 17, 2005, a former Company officer and director, Matthew W. Fossen, agreed to return for cancellation 5,000,000 issued and outstanding common stock options exercisable at $0.06 per share and 1,000,000 issued and outstanding common stock options exercisable at $0.25 per share. In addition, for a consideration of $5,414, Matthew W. Fossen also agreed to forgive $441,960 of deferred compensation obligations owed to him by the Company. On March 21, 2005 the Company agreed to acquire an investment in a private company controlled by this former Company officer and director. The Company tendered $20,000 cash and issued 1,500,000 of the Company's

                   VIKING CAPITAL GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2004 and 2003


NOTE N - SUBSEQUENT EVENTS (Continued)

restricted Class A common shares valued at $0.08 per share to purchase 140,000 common shares, or $1.00 per share, of this company. The Company also agreed to accept 28,190 shares of this same company in full payment of Matthew W. Fossen's promissory notes and interest due to the Company in the total amount of $28,190.

On March 17, 2005 the Company received from G. David Henry, a Company director, $1,058,000 in value for the exercise of options for 15,555,556 Class "A" common shares at a weighted average exercise price of approximately $0.058 per share and for the purchase of 2,500,000 additional Class "A" common shares at $0.0632 per share. The $1,058,000 of value was comprised of the retirement of $808,000 of principal and accrued interest in promissory note obligations due to him by the Company and $250,000 cash.


EXHIBIT IINDEX

Exhibit
Number                     Description of Exhibit                                                      Note
------                     ----------------------                                                      ----
   2.1   Contract for acquisition of 25% of Beijing Fei Yun Viking Enterprises Co., Ltd               (iii)
   2.2   Contract for acquisition of additional 71% of Beijing Fei Yun Viking Enterprises Co. Ltd.    (iii)
   2.3   Contract for disposition of 96% of Beijing Fei Yun Viking Enterprises Co. Ltd.                 (v)
   3.1   Amended and Restated Articles of Incorporation of Viking Capital Group, Inc.                  (ii)
   3.2   Amendment to Amended and Restated Articles of Incorporation of Registrant                     (iv)
   3.3   Bylaws of Viking Capital Group, Inc. as amended                                                (i)
   4.1   Specimen Common Stock Certificate                                                              (i)
   4.2   Specimen Preferred Stock Certificate                                                          (ii)
  16.1   Notice and letter from auditor that King Griffin & Adamson P.C. resigned to allow its successor entity KBA Group LLP to be engaged as the Registrant's
         independent public accountants. Filed on Form 8-K March 7, 2003.                             viii)
  21.1   List of Subsidiaries
  31.1   Section 302 Certification Of Chief Executive Officer
  31.2   Section 302 Certification Of Chief Financial Officer
  32.1   Section 906 Certification Of Chief Executive Officer and Chief Financial Officer
  99.1   Press Release Re: Sale of Fei YunViking Enterprises Company, Ltd. filed on Form 8-K on
         February 3, 2003 with an event date of January 31, 2003.                                      (vi)
  99.2   Press Release Re: Letter of Intent to purchase Texamerican Food Marketing, Inc.              (vii)
  99.3   Form 8-K dated September 17, 2004, Item 5.02, Departure of Director or Principal Officer,
         to report the resignation of Matthew W. Fossen from all  positions  held with the Company.
         Chairman and CEO William J. Fossen assumed those positions until replacements may be found.
  99.4   Form 8-K dated October 15, 2004, Item 5.02,  Election or Appointment of
         Director or Principal  Officer,  to report the  appointment of G. David
         Henry to the Board of Directors until the next meeting of shareholders.


Subsequent to December 31, 2004, and prior to March 23, 2005, the Registrant has filed the following additional reports:

  99.5 Form 8-K dated January 6, 2005, Item 8.01, Other Events, to report the signing of a letter of intent for the purchase of 77 acres of undeveloped land in the Tyler, Texas area.
  99.6 Form 8-K dated January 27, 2005, Item 2.01, Acquisition of Assets, to report a significant purchase of Class A common shares of the Registrant, Item 3.02, regarding the unregistered nature of those shares, Item 5.01, Changes in Control of Registrant, to report a change in control, Item 5.02, Departure and Election or Appointment of Officers and Directors, to report the resignation of William J. Fossen as Chairman of the Board, President, CEO, CFO and all other positions held with the Registrant or Subsidiaries, and the appointment of R. Steve Mills as the new Chairman, CEO and principal executive Officer, and Roger Kron as Senior Vice President, CFO, Secretary, Treasurer, and principal financial Officer.
  99.7 Form 8-K dated March 10, 2005, Item 5.02, Election of Directors, Appointment of principal Officers, to report Election of Roger Kron to the Board of Directors and appointment as COO, and the appointment of Kingman L. Hitz as a Vice President and new CFO replacing Kron in that position, and Item 8.01, Other Events, to report the formation of an Executive Committee according to existing by-laws.

  99.8   Form 8-K  dated  March 21,  2005,  Item  1.01,  Entry  into a  Material
         Definitive Agreement, to describe the terms of sale for the Registrant's 100,000 shares of Class B Common Stock by William J. Fossen to R. Steve Mills, and settlement of all debts and accounts receivable involving Matthew W. Fossen, a former Officer and Director of the Registrant, and Item 3.02, reporting the settlement of all debts regarding several existing Directors of the Registrant and related parties.

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