Form 10-Q
period 2005-03-31
Arizona Gold & Onyx Mining Co
filed 2018-05-08
CIK 886093

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2005

or

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE

EXCHANGE ACT

For the transition period from __________ to __________

Commission file number 000-22744

ARIZONA GOLD AND ONYX MINING COMPANY f/k/a VIKING CAPITAL GROUP, INC.
(Exact name of registrant as specified in its charter)

Utah	87-0442090
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

3422 PICO BLVD LOS ANGELES CA 90019

(Address of principal executive offices)

714-609-9117

(Registrant's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days ☐ Yes ☒ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes ☒ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and" smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

APPLICABLE ONLY TO CORPORATE ISSUERS

As of May 8, 2018, there were 112,410,467 shares of registrant’s common stock outstanding.

EXPLANTORY NOTE:

The current management submitting the following unaudited financial statements were not employed by the Company nor Board members for the financial periods presented below. The current Board of Directors in the best interests of the Shareholders chooses to file the necessary reporting obligations as a Voluntary Reporting Company. These unaudited financial reports are prior to the filing of the FORM 15 dated April 23, 2010 with the SEC. The information is to the best of managements knowledge and efforts at the time of the filing.

1

ARIZONA GOLD AND ONYX MINING COMPANY f/k/a VIKING CAPITAL GROUP, INC.

2

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

INDEX TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS	PAGE

Unaudited Consolidated Balance Sheets at March 31, 2005 and December 31, 2004	5

Unaudited Consolidated Statements of Operations for the three months periods ended March 31, 2005 and 2004	6

Unaudited Notes to Consolidated Financial Statements	7

ARIZONA GOLD AND ONYX MINING COMPANY f/k/a VIKING CAPITAL GROUP, INC.

CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the three months period ending March 31, 2005

NOTICE

The accompanying unaudited financial statements of ARIZONA GOLD AND ONYX MINING COMPANY f/k/a VIKING CAPITAL GROUP, INC. for the three months period ending March 31, 2005, have been prepared by management and approved by the Board of Directors of the Company.

These financial statements have not been reviewed by the external auditors of the Company.

ARIZONA GOLD AND ONYX MINING COMPANY f/k/a VIKING CAPITAL GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31, 2005	December 31, 2004
ASSETS
Current
Cash and cash equivalents	$—	$—
Prepaid expenses	—	—
Notes receivable and accrued expenses, (including related party amount of $0 and $129,000 at March 31, 2005 and December 31, 2004 respectively), net of allowance of $0 and $428,000 at March 31, 2005 and December 31, 2004	—	129,000
Total current assets	—	129,000

Property and Equipment
Computer equipment	157,000	157,000
Furniture and office equipment	21,000	21,000
	178,000	178,000
Accumulated depreciation and amortization	(176,000)	(175,000)
Net property and equipment	2,000	3,000

Capitalized Software	—	—
Long Term Note Receivable	—	—
Other assets (subsidiaries not doing business, assets 0)	4,000	4,000
Total Assets	$6,000	$136,000

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Current maturities of long-term and other current debt, (including $0 and $307,000 due to related parties at March 31, 2005 and December 31, 2004, respectively)	$—	$733,000
Accounts payable	450,000	133,000
Accrued officers' salary and payroll taxes	—	1,587,000
Current/Long Term Debt	1,386,000	—
Other accrued expenses, (including $0 and $105,000 due to related parties at March 31, 2005 and December 31, 2004, respectively)	—	139,000
Total current liabilities	1,836,000	2,592,000

Long Term Debt, (including $0 and $700,000 to a related party at March 31 2005 and December 31, 2004, respectively)	—	700,000

Total Liabilities	1,836,000	3,292,000

Shareholders' Equity
Preferred stock: $1.00 par value, 50,000,000 shares
authorized; -0- shares issued and outstanding	—	—
Common Stock, $0.001 par value, 150,000,000 shares authorized,
112,410,467 and 62,233,909 shares issued and outstanding at March 31, 2005 and December 31, 2004, respectively	112,410	62,000
Common Stock, Class B; $0.001 par value; 100,000 shares	—	—
Additional Paid-in Capital	34,040,000	34,020,000
Accumulated Profit (Loss)	(35,982,410)	(37,238,000)
Total Shareholders' Equity	(1,830,000)	(3,156,000)

Total Liabilities and Shareholders' Equity	$6,000	$136,000

The accompanying notes are an integral part of these consolidated financial statements.

ARIZONA GOLD AND ONYX MINING COMPANY f/k/a VIKING CAPITAL GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the three months ended March 31,
	2005	2004

REVENUE
Rental Income	$—	$—

COST OF REVENUE
Selling expenses	—	—

GROSS PROFIT (LOSS)	—	—

GENERAL AND ADMINISTRATIVE EXPENSES	84,000	74,000

Loss from Operations	(84,000)	(74,000)

OTHER INCOME (EXPENSE)
Interest income (including $0 and $2,000 from related parties, respectively)	—	2,000
Interest expense, net (including $0 and $22,000 to related parties, respectively)	—	(38,000)
Write off of long-term note receivable and related accrued interest	—	—
Loss from equity accounted investment	—	—
Other	—	—
Total Other Income (Expense), Net	—	(36,000)

NET LOSS BEFORE PROVISION FOR INCOME TAXES	(84,000)	(110,000)

Provision for Income Taxes	—	—

NET LOSS	$(84,000)	$(110,000)

EARNINGS (LOSS) PER BASIC AND DILUTED SHARES	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
SHARES OUTSTANDING	112,410,467	59,395,000

The accompanying notes are an integral part of these consolidated financial statements.

ARIZONA GOLD AND ONYX MINING COMPANY f/k/a VIKING CAPITAL GROUP, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2005

1. NATURE OF OPERATIONS AND GOING CONCERN

Arizona Gold and Onyx Mining Company (the “Company”) was incorporated November 12, 1986, as a Utah business corporation under the name of Silver Harvest, Inc. to transact any business authorized under the general corporation law of Utah. In February 1990, the Company amended its Articles of Incorporation to change its name to Viking Capital Group, Inc. and in May 2010, the Company changed its name to its current name Arizona Gold and Onyx Mining Company.

Pursuant to a Stock Purchase Agreement dated August 1, 2001, The Company acquired 25% of the ownership of Beijing Fei Yun Viking Enterprises Company, Ltd. (“Fei Yun”), with its principal place of business located in Beijing, China. Twenty-five percent of this newly formed entity was acquired for common shares of The Company. A total of 7,500,000 common shares were issued directly to Fei Yun and the remaining 14,000,000 common shares were issued to the owners of the assets that were transferred into Fei Yun in conjunction with The Company’s purchase. The agreement to acquire 25% of Fei Yun was entered into on August 1, 2001 and was effective on December 3, 2001. The Company purchased an additional 71% of Fei Yun with the issuance of 1,800,000 shares of The Company’s preferred stock. After the acquisition of the additional 71% interest and through the divestiture date, The Company accounted for its investment in Fei Yun under the consolidation method.

Effective January 31, 2003, pursuant to a Stock and Note Receivable For Ownership Agreement dated January 31, 2003, the Company sold its 96% ownership of Fei Yun to Beijing Fei Yun Property Development Company, Ltd. (Fei Yun Property). In exchange for the 96% ownership of Fei Yun Viking, the Company received 1.8 million shares of its Series 2001 Callable Preferred Shares, 7,000,000 common restricted shares of the Company, a $6.5 million note receivable due from Hebei Kangshun Feiyun Organic Waste Processing Company, Ltd., and 7.5 million common shares of the Company that were held as treasury shares by Fei Yun.

Additionally, pursuant to a stock purchase agreement dated September 3, 2001, which became effective November 29, 2001, after receiving all necessary approvals from the Chinese authorities, The Company acquired 25% of Wuxi Viking Garments Co., Ltd (“Wuxi”), with its principal place of business located in Wuxi, China. This entity was acquired for 1,800,000 common shares of The Company. The total value of the common stock issued for the acquisition was $540,000. Until the divestiture date, The Company accounted for its investment in Wuxi using the equity method of accounting.

Effective March 28, 2003, the Company sold its 25% equity ownership position in Wuxi Viking Garment Co., Ltd. (Wuxi). The Company received 1.4 million of its common restricted shares in exchange for its 25% equity ownership position in Wuxi.

For the periods presented, Arizona Gold and Onyx Mining Company f/k/a Arizona Gold and Onyx Mining Company and its subsidiaries are collectively referred to as the “Company.”

Subsequent to December 31, 2004, a number of events have transpired that impact the future operations and direction of the Company. In January 2005, the Company experienced a change of control associated with a significant acquisition and significant other changes that included a reduction of accrued compensation and previous related party receivables and payables.

On January 27, 2005, the Company acquired from FITT, Inc. (Seller), 60% of the authorized and issued outstanding common stock of Brentwood, Re, Ltd. (Brentwood), a St. Kitts, West Indies domiciled insurance company in exchange for 20,000,000 of the Company’s restricted common shares and 1,800,000 of the Company’s Series 2001 Callable Preferred shares. The Company has accounted for this transaction under the purchase method of accounting. Under this method, the value of the Company’s acquisition is determined at $19,440,000, or the fair market value of the Company’s stock tendered to the Seller at the date of acquisition as calculated using an average of the closing bid price on the day of transaction and the four trading days prior. Brentwood’s un-audited assets at the date of acquisition include $32,400,000 of long-term assets and no liabilities. Brentwood has had no history of operations since its incorporation date of November 23, 2003. The Company has determined that the appraised value of these long term assets is at a minimum the value assigned by the Company to this purchase. Commencing January 27, 2005, the Company will include the results of operations, if any, of Brentwood in its consolidated results of operations. For the three month period ending March 31, 2005, the results of operations was zero.

As a result of this acquisition and on this same date, the Company’s Chairman and Chief Executive Officer, Mr. William J. Fossen, announced his retirement and subsequently Mr. Steve Mills was appointed as Mr. Fossen’s successor. On January 27, 2005, the Company authorized for Mr. Mills 8,000,000 restricted common stock options exercisable at $.05 per share for a period up to ten years from the date of award. The Company also authorized options for an additional 2,000,000 restricted common shares at $0.10 per share to be awarded to the Company’s management at dates and other terms to be decided.

On December 3, 2003, the Company had announced a letter of intent to purchase Texamerican Food Marketing, Inc. from R. M. Sandifer, a member of the board of directors of The Company. Texamerican is owned equally by R. M. Sandifer and his wife. The unaudited revenues of Texamerican during year 2003 were approximately $7.1 million versus the projected $7.2 million contained in the press release. The proposed acquisition carries a purchase price of $3.5 million cash and 10 million common restricted shares. As the Company changed control in January 2005, the Company discontinued pursuit of the acquisition.

On March 16, 2005, the Company’s former Chairman and Chief Executive Officer, W. J. Fossen, agreed to sell to a private company, affiliated with and controlled by Mr. Mills, his 100,000 shares of the Company’s Class “B” common stock in exchange for a cash down payment and a promissory note from the purchaser. Closing on this transaction was scheduled for April 1, 2005. These Class “B” shares, representing 100% of the authorized, issued and outstanding Class “B” shares, have the right to elect a majority of the Company’s directors. On this same date, Mr. Fossen also agreed to return for cancellation 18,300,000 of the Company’s common stock options previously awarded to him and outstanding at a weighted average exercise price of $0.11 per share and he also agreed to forgive the Company’s $1,145,399 deferred compensation obligation due him. The Company also agreed to accept shares in a private company controlled by Mr. Fossen in full payment of all promissory notes, including accrued interest, totaling $101,970 due from Mr. W. J. Fossen to the Company. The shares acquired by the Company will constitute less than 5% of outstanding shares of the subject company controlled by Mr. W. J. Fossen.

On March 16, 2005, a Company director agreed to convert outstanding notes payable due him in the aggregate accrued interest and principal amount of $254,533 in exchange for 3,181,662 of the Company’s Class “A” restricted common stock. This director also agreed to return for cancellation 1,000,000 outstanding unexercised common stock options awarded to him at an exercise price of $0.06 per share. In addition, a related party to this director agreed on this same date to receive 750,000 of the Company’s restricted Class “A” common shares in exchange for a $60,000 promissory note obligation due to this person.

On March 17, 2005, a former Company officer and director, Matthew W. Fossen, agreed to return for cancellation 5,000,000 issued and outstanding common stock options exercisable at $0.06 per share and 1,000,000 issued and outstanding common stock options exercisable at $0.25 per share. In addition, for a consideration of $5,414, Matthew W. Fossen also agreed to forgive $441,960 of deferred compensation obligations owed to him by the Company. On March 21, 2005, the Company agreed to acquire an investment in a private company controlled by this former Company officer and director. The Company tendered $20,000 cash and issued 1,500,000 of the Company’s restricted Class A common shares valued at $0.08 per share to purchase 140,000 common shares, or $1.00 per share, of this company. The Company also agreed to accept 28,190 shares of this same company in full payment of Matthew W. Fossen’s promissory notes and interest due to the Company in the total amount of $28,190.

On March 17, 2005 the Company received from G. David Henry, a Company director, $1,058,000 in value for the exercise of options for 15,555,556 Class “A” common shares at a weighted average exercise price of approximately $0.058 per share and for the purchase of 2,500,000 additional Class “A” common shares at $0.0632 per share. The $1,058,000 of value was comprised of the retirement of $808,000 of principal and accrued interest in promissory note obligations due to him by the Company and $250,000 cash.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying consolidated financial statements have been prepared by management in accordance with generally accepted accounting principles. These consolidated financial statements have been prepared within the framework of the significant accounting policies summarized below:

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions, particularly with respect to the valuation of mineral properties and deferred costs, that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the Consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Cash and cash equivalents

Cash and cash equivalents consist of commercial accounts, trust accounts and interest-bearing bank deposits with remaining maturities of 90 days or less at the time of purchase. As of December 31, 2009, the Company’s cash and cash equivalents consist of zero cash.

Property and Equipment

Property and equipment are stated at cost. Equipment under capital lease is stated at the present value of minimum lease payments at the inception of the lease. The Company provides for the depreciation of its office furniture and equipment using the straight line method over the estimated useful life of the depreciable assets ranging from five to seven years. Computer equipment held under capital lease is amortized straight line over the shorter of the lease term or the estimated useful life of the asset ranging from three to five years. Amortization of assets held under capital leases is included with depreciation expense. Maintenance and repairs are expensed as incurred. Replacements and betterments are capitalized.

Impairment of Long-Lived Assets

Effective January 1, 2002, the Company adopted the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), which supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” (“SFAS 121”) and accounting and reporting provisions of Accounting Principles Bulletin Opinion 30, “Reporting the Results of Operations,” for a disposal of a segment. SFAS 133 develops one accounting model based on the framework established in SFAS 121 for long-lived assets to be disposed of and significantly changes the criteria that would have to be met to classify an asset as held for sale. SFAS 133 also required expected future operating losses from discontinued operations to be displayed in the period(s) in which the losses are incurred, rather than as of the measurement date.

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Conditions that would necessitate an impairment assessment include material adverse changes in operations, significant adverse differences in actual results in comparison with initial valuation forecasts prepared at the time of acquisition, a decision to abandon acquired products, services or technologies, or other significant adverse changes that would indicate the carrying amount of the recorded asset might not be recoverable. Recoverability of assets held and used is measured by a comparison of the carrying amount of an asset to undiscounted pre-tax future net cash flows expected to be generated by that asset. An impairment loss is recognized for the amount by which the carrying amount of the assets exceeds the fair value of ;the assets. Long-Lived assets held for sale are reported at the lower of cost or fair value less costs to sell.

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

Revenue Recognition

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

Loss per share

Basic and diluted loss per share is calculated using the weighted average number of common shares outstanding during the period.

Software Development

Software development costs have been capitalized in accordance with Statement of Financial Accounting Standards No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed” (“SFAS 86”). In accordance with SFAS 86, capitalization of software development costs begins upon the establishment of technological feasibility and ends when a product is available for general release to customers. Under SFAS 86, the Company must evaluate the unamortized cost of the computer software product at each balance sheet date to determine if the net realizable value is less than the unamortized cost, in which case an impairment loss must be recorded. Since there have been no sales of the software to date, and the Company currently has no sales commitments, management determined during 2002 that the net realizable value of this software is $50,000. Accordingly, the Company recognized an impairment loss for the carrying value of this asset during 2002 of approximately $363,000. During 2004, management determined that the net realizable value of this software was zero. Accordingly, the Company recognized an impairment loss for the carrying value of this asset during 2004 of $50,000.

Investment in Affiliates Accounted for Under the Equity Method

Investments in significant 20 to 50 percent owned affiliates are accounted for by the equity method of accounting, whereby the investment is carried at original cost, plus or minus The Company’s equity in undistributed earnings or losses since acquisition.

Foreign Currency Translation

Fei Yun’s operations are conducted in the People’s Republic of China. Fei Yun’s local currency is the functional currency (primary currency in which business is conducted). As Fei Yun’s functional currency was stable in relation to the U. S. dollar for the period since the acquisition through January 31, 2003, there is no adjustment resulting from translating the foreign functional currency assets.

Stock-based compensation plan

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transaction and Disclosure” (“SFAS 148”). SFAS 148 amends FASB Statement No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), to provide alternative methods of transition to SFAS 123’s fair value method of accounting for stock-based employee compensation.

SFAS 148 also amends the disclosure provisions of SFAS 123 and APB Opinion No. 28, “Interim Financial Reporting,” to require disclosure in the summary of significant accounting policies of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. While SFAS 148 does not amend SFAS 123 to require companies to account for employee stock options using the fair value method, the disclosure provisions of SFAS 148 are applicable to all companies with stock-based employee compensation, regardless of whether they account for that compensation using the fair value method of SFAS 123 or the intrinsic value method of APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). Under APB, if the exercise price of an employee’s stock option equals or exceeds the market price of the underlying stock on the date of grant, no compensation expense is recognized. As permitted by SFAS 123, the Company has elected to continue to utilize the accounting method prescribed by APB 25 and has adopted the disclosure requirements of SFAS 123 and SFAS 148 as of December 31, 2004 and 2003.

Stock-based employee compensation expense is recognized as options vest.

The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123 as amended by SFAS No. 148 and Emerging Issue Task Force (“EITF”) Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” All Transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. The measurement date of the fair value of the equity instrument issued is the earlier of the date on which the counterparty’s performance i9s complete or the date on which the counterparty’s performance is complete or the date on which it is probable that performance will occur.

Financial Instruments

Financial assets and financial liabilities held-for-trading are measured at fair value with changes in those fair values recognized in net income. Financial assets and financial liabilities considered held-to-maturity, loans and receivables, and other financial liabilities are measured at amortized cost using the effective interest method of amortization. Available-for-sale financial assets are measured at fair value with unrealized gains and losses recognized in other income. Investments in equity instruments classified as available-for-sale that do not have a quoted market price in an active market are measured at cost.

The Company has made the following classifications:

  Measured at fair value. Gains and losses resulting from change in fair values are recorded in net income.

  Accounts receivable and royalty tax recoverable are classified as “loans and receivables” and are recorded at amortized cost, which upon their initial measurement is equal to their fair value. Subsequent measurements are recorded at amortized cost using the effective interest rate method.

  Accounts payable is classified as “other financial liabilities” and is initially measured at their fair value. Subsequent measurements are recorded at amortized cost using the effective interest rate method.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and supplementary data referred to in this Form 10-Q.

This discussion contains forward-looking statements that involve risks and uncertainties. Such statements, which include statements concerning revenue sources and concentration, selling, general and administrative expenses and capital resources, are subject to risks and uncertainties, including, but not limited to, those discussed elsewhere in this Form 10-Q that could cause actual results to differ materially from those projected. Unless otherwise expressly indicated, the information set forth in this Form 10-Q is as of March 31, 2005, and we undertake no duty to update this information.

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004

Lack of Revenues

We have limited operational history. For the three months ended March 31, 2005 and 2004 we did not generate any revenues. We anticipate that we will incur substantial losses for the foreseeable future and our ability to generate any revenues in the next 12 months continues to be uncertain.

Operating Expenses

The Company’s operating expenses for the three months ended March 31, 2005 and 2004 were $84,000 and $74,000 respectively. Operating expenses consisted of general and administration expenses of $84,000 for the three months ended March 31, 2005. Operating expenses consisted of general and administration expenses of $74,000 for the three months ended March 31, 2004.

Net Loss

During the three months ended March 31, 2005 and 2004 the Company recognized net losses of $84,000 and $74,000.

Liquidity and Capital Resources

Our capital resources have been acquired through the sale of shares of our common stock and loans from shareholders.

At March 31, 2005 and December 31, 2004, we had total assets of $6,000 and $136,000 respectively.

At March 31, 2005 and December 31, 2004, our total liabilities were $1,836,000 and $3,292,000 respectively consisting primarily accounts payable and debts.

Off-Balance Sheet Arrangements

We do not have any off balance sheet arrangements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.	CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As required by Rule 13a-15/15d-15 under the Securities and Exchange Act of 1934,as amended (the "Exchange Act"), as of March 31, 2005, we have carried out an evaluation of the effectiveness of the design and operation of our Company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our Company's management, our President (Principal Executive Officer) and Treasurer (Principal Accounting Officer). Based upon the results of that evaluation, our management has concluded that, as of March 31, 2005, our Company's disclosure controls and procedures were not effective and do not provide reasonable assurance that material information related to our Company required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management to allow timely decisions on required disclosure.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control system is designed to provide reasonable assurance to our management and board of directors regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

·	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;
·	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and
·	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

Management assessed the effectiveness of our internal control over financial reporting as of March 31, 2005. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in INTERNAL CONTROL -- INTEGRATED FRAMEWORK.

Our management concluded that, as of March 31, 2005, our internal control over financial reporting was effective based on the criteria in INTERNAL CONTROL -- INTEGRATED FRAMEWORK issued by the COSO.

This quarterly report does not include an attestation report of the Company's independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's independent registered public accounting firm pursuant to rules of the SEC that permit the Company to provide only management's report in this annual report.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting identified in connection with the evaluation described above during the first quarter ended March 31, 2005 that has materially affected or is reasonably likely to materially affect our internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None.

ITEM 1A.	RISK FACTORS

Not applicable to smaller reporting companies.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The following exhibits are included as part of this report:

Exhibit 31.1	-	Certification of President of Arizona Gold and Onyx Mining Company F/K/A Viking Capital Group, Inc. required by Rule 13a-14(1) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 31.2	-	Certification of Chief Financial Officer of Arizona Gold and Onyx Mining Company F/K/A Viking Capital Group, Inc. required by Rule 13a-14(1) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.1	-	Certification of President of Arizona Gold and Onyx Mining Company F/K/A Viking Capital Group, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of 18 U.S.C. 63.
Exhibit 32.2	-

Certification of Chief Financial Officer of Arizona Gold and Onyx Mining Company F/K/A Viking Capital Group, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of 18 U.S.C. 63.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 8, 2018

ARIZONA GOLD AND ONYX MINING COMPANY f/k/a VIKING CAPITAL GROUP, INC.

By:	/s/ Michael Mitsunage
Michael Mitsunage
Chief Executive Officer and President

By:	/s/ Dick Johnson
Dick Johnson
Chief Financial Officer

DISCLAIMER

The management signing the above financial statements were not employed by the Company nor Board members for the financial periods listed above. The current Board of Directors in the best interests of the Shareholders chooses to file the necessary reporting obligations as a Voluntary Reporting Company. These financial reports are prior to the filing of the FORM 15 dated 04-23-2010 with the SEC. The information is to the best of managements knowledge and efforts at the time of the filing.

