Form 10-Q
period 2005-09-30
Arizona Gold & Onyx Mining Co
filed 2018-05-08
CIK 886093

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:September 30, 2005

or

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

1

ARIZONA GOLD AND ONYX MINING COMPANY f/k/a VIKING CAPITAL GROUP, INC.

2

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

INDEX TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS	PAGE

Unaudited Consolidated Balance Sheets at September 30, 2005 and December 31, 2004	5

Unaudited Consolidated Statements of Operations for the three and nine months periods ended September 30, 2005 and 2004	6

Notes to Unaudited Consolidated Financial Statements	7

ARIZONA GOLD AND ONYX MINING COMPANY f/k/a VIKING CAPITAL GROUP, INC.

CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the three months period ending September 30, 2005

NOTICE

The accompanying unaudited financial statements of ARIZONA GOLD AND ONYX MINING COMPANY f/k/a VIKING CAPITAL GROUP, INC. for the three months period ending September 30, 2005, have been prepared by management and approved by the Board of Directors of the Company.

These financial statements have not been reviewed by the external auditors of the Company.

ARIZONA GOLD AND ONYX MINING COMPANY f/k/a VIKING CAPITAL GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	September 30, 2005	December 31, 2004
ASSETS
Current
Cash and cash equivalents	$—	$—
Prepaid expenses	—	—
Notes receivable and accrued expenses, (including related party amount of $0 and $129,000 at September 30, 2005 and December 31, 2004 respectively), net of allowance of $0 and $428,000 at September 30, 2005 and December 31, 2004	—	129,000
Total current assets	—	129,000

Property and Equipment
Computer equipment	157,000	157,000
Furniture and office equipment	21,000	21,000
	178,000	178,000
Accumulated depreciation and amortization	(176,000)	(175,000)
Net property and equipment	2,000	3,000

Capitalized Software	—	—
Long Term Note Receivable	—	—
Other assets (subsidiaries not doing business, assets 0)	4,000	4,000
Total Assets	$6,000	$136,000

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Current maturities of long-term and other current debt, (including $0 and $307,000 due to related parties at September 30, 2005 and December 31, 2004, respectively)	$—	$733,000
Accounts payable	1,425,000	133,000
Accrued officers' salary and payroll taxes	—	1,587,000
Current/Long Term Debt	1,417,000	—
Other accrued expenses, (including $0 and $105,000 due to related parties at September 30, 2005 and December 31, 2004, respectively)	—	139,000
Total current liabilities	2,842,000	2,592,000

Long Term Debt, (including $0 and $700,000 to a related party at September 30 2005 and December 31, 2004, respectively)	—	700,000

Total Liabilities	2,842,000	3,292,000

Shareholders' Equity
Preferred stock: $1.00 par value, 50,000,000 shares
authorized; -0- shares issued and outstanding	—	—
Common Stock, $0.001 par value, 150,000,000 shares authorized,
112,410,467 and 62,233,909 shares issued and outstanding at September 30, 2005 and December 31, 2004, respectively	112,410	62,000
Common Stock, Class B; $0.001 par value; 100,000 shares	—	—
Additional Paid-in Capital	34,080,000	34,020,000
Accumulated Profit (Loss)	(37,028,410)	(37,238,000)
Total Shareholders' Equity	(2,836,000)	(3,156,000)

Total Liabilities and Shareholders' Equity	$6,000	$136,000

The accompanying notes are an integral part of these consolidated financial statements.

ARIZONA GOLD AND ONYX MINING COMPANY f/k/a VIKING CAPITAL GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the three months ended September 30,		For the nine months ended September 30,
	2005	2004	2005	2004

REVENUE
Rental Income	$—	$—	$—	$—

COST OF REVENUE
Selling expenses	—	—	—	—

GROSS PROFIT (LOSS)	—	—	—	—

GENERAL AND ADMINISTRATIVE EXPENSES	76,000	71,000	238,000	233,000
IMPAIRMENT OF CAPITALIZED SOFTWARE	—	—	—	50,000

Loss from Operations	(76,000)	(71,000)	(238,000)	(283,000)

OTHER INCOME (EXPENSE)
Interest income (including $0 and $2,000 from related parties, respectively)	—	2,000	—	6,000
Interest expense, net (including $0 and $25,000 to related parties, respectively)	—	(40,000)	—	(118,000)
Write off of long-term note receivable and related accrued interest	—	—	—	—
Loss from equity accounted investment	—	—	—	—
Other	—	—	—	—
Total Other Income (Expense), Net	—	(38,000)	—	(112,000)

NET LOSS BEFORE PROVISION FOR INCOME TAXES	(76,000)	(109,000)	(238,000)	(395,000)

Provision for Income Taxes	—	—	—	—

NET LOSS	$(76,000)	$(109,000)	$(238,000)	$(395,000)

EARNINGS (LOSS) PER BASIC AND DILUTED SHARES	$(0.00)	$(0.00)	$(0.00)	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
SHARES OUTSTANDING	112,410,467	61,104,000	112,410,467	61,104,000

The accompanying notes are an integral part of these consolidated financial statements.

ARIZONA GOLD AND ONYX MINING COMPANY f/k/a VIKING CAPITAL GROUP, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2005

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

On January 27, 2005, the Company acquired from FITT, Inc. (Seller), 60% of the authorized and issued outstanding common stock of Brentwood, Re, Ltd. (Brentwood), a St. Kitts, West Indies domiciled insurance company in exchange for 20,000,000 of the Company’s restricted common shares and 1,800,000 of the Company’s Series 2001 Callable Preferred shares. The Company has accounted for this transaction under the purchase method of accounting. Under this method, the value of the Company’s acquisition is determined at $19,440,000, or the fair market value of the Company’s stock tendered to the Seller at the date of acquisition as calculated using an average of the closing bid price on the day of transaction and the four trading days prior. Brentwood’s un-audited assets at the date of acquisition include $32,400,000 of long-term assets and no liabilities. Brentwood has had no history of operations since its incorporation date of November 23, 2003. The Company has determined that the appraised value of these long term assets is at a minimum the value assigned by the Company to this purchase. Commencing January 27, 2005, the Company will include the results of operations, if any, of Brentwood in its consolidated results of operations. For the three months ending September 30, 2005, the results of operations was zero.

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

On March 16, 2005, the Company’s former Chairman and Chief Executive Officer, W. J. Fossen, agreed to sell to a private company, affiliated with and controlled by Mr. Mills, his 100,000 shares of the Company’s Class “B” common stock in exchange for a cash down payment and a promissory note from the purchaser. Closing on this transaction was scheduled for April 1, 2005. These Class “B” shares, representing 100% of the authorized, issued and outstanding Class “B” shares, have the right to elect a majority of the Company’s directors. On this same date, Mr. Fossen also agreed to return for cancellation 18,300,000 of the Company’s common stock options previously awarded to him and outstanding at a weighted average exercise price of $0.11 per share and he also agreed to forgive the Company’s $1,145,399 deferred compensation obligation due him. The Company also agreed to accept shares in a private company controlled by Mr. Fossen in full payment of all promissory notes, including accured interest, totaling $101,970 due from Mr. W. J. Fossen to the Company. The shares acquired by the Company will constitute less than 5% of outstanding shares of the subject company controlled by Mr. W. J. Fossen.

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

Cash and cash equivalents

Cash and cash equivalents consist of commercial accounts, trust accounts and interest-bearing bank deposits with remaining maturities of 90 days or less at the time of purchase. As of December 31, 2005, the Company’s cash and cash equivalents consist of zero cash.

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
11

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

  RESULTS OF OPERATIONS

  The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and supplementary data referred to in this Form 10-Q.

  This discussion contains forward-looking statements that involve risks and uncertainties. Such statements, which include statements concerning revenue sources and concentration, selling, general and administrative expenses and capital resources, are subject to risks and uncertainties, including, but not limited to, those discussed elsewhere in this Form 10-Q that could cause actual results to differ materially from those projected. Unless otherwise expressly indicated, the information set forth in this Form 10-Q is as of September 30, 2005, and we undertake no duty to update this information.

  COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

  Lack of Revenues

  We have limited operational history. For the three months ended September 30, 2005 and 2004 we did not generate any revenues. We anticipate that we will incur substantial losses for the foreseeable future and our ability to generate any revenues in the next 12 months continues to be uncertain.

  Operating Expenses

  The Company’s operating expenses for the three months ended September 30, 2005 and 2004 were $76,000 and $71,000 respectively. Operating expenses consisted of general and administration expenses of $76,000 for the three months ended September 30, 2005. Operating expenses consisted of general and administration expenses of $71,000 for the three months ended September 30, 2004.

  Net Loss

  During the three months ended September 30, 2005 and 2004 the Company recognized net losses of $76,000 and $109,000.

  COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

  Lack of Revenues

  We have limited operational history. For the nine months ended September 30, 2005 and 2004 we did not generate any revenues. We anticipate that we will incur substantial losses for the foreseeable future and our ability to generate any revenues in the next 12 months continues to be uncertain.

  Operating Expenses

  The Company’s operating expenses for the nine months ended September 30, 2005 and 2004 were $238,000 and $283,000 respectively. Operating expenses consisted of general and administration expenses of $238,000 for the nine months ended September 30, 2005. Operating expenses consisted of general and administration expenses of $233,000 and impairment of capitalized software of $50,000 for the nine months ended September 30, 2004.

  Net Loss

  During the nine months ended September 30, 2005 and 2004 the Company recognized net losses of $238,000 and $395,000.

  Liquidity and Capital Resources

  Our capital resources have been acquired through the sale of shares of our common stock and loans from shareholders.

  At September 30, 2005 and December 31, 2004, we had total assets of $6,000 and $136,000 respectively.

  At September 30, 2005 and December 31, 2004, our total liabilities were $2,842,000 and $3,292,000 respectively consisting primarily accounts payable and debts..

  Off-Balance Sheet Arrangements

  We do not have any off balance sheet arrangements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  Not applicable.

ITEM 4.	CONTROLS AND PROCEDURES

  EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

  As required by Rule 13a-15/15d-15 under the Securities and Exchange Act of 1934,as amended (the "Exchange Act"), as of September 30, 2005, we have carried out an evaluation of the effectiveness of the design and operation of our Company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our Company's management, our President (Principal Executive Officer) and Treasurer (Principal Accounting Officer). Based upon the results of that evaluation, our management has concluded that, as of September 30, 2005, our Company's disclosure controls and procedures were not effective and do not provide reasonable assurance that material information related to our Company required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management to allow timely decisions on required disclosure.

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

  Management assessed the effectiveness of our internal control over financial reporting as of September 30, 2005. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in INTERNAL CONTROL -- INTEGRATED FRAMEWORK.

  Our management concluded that, as of September 30, 2005, our internal control over financial reporting was effective based on the criteria in INTERNAL CONTROL -- INTEGRATED FRAMEWORK issued by the COSO.

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

  CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

  There were no changes in our internal control over financial reporting identified in connection with the evaluation described above during the third quarter ended September 30, 2005 that has materially affected or is reasonably likely to materially affect our internal controls over financial reporting.

  PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

  None.

ITEM 1A.	RISK FACTORS

  Not applicable to smaller reporting companies.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

  None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

  None.

ITEM 4.	MINE SAFETY DISCLOSURES

  Not applicable

ITEM 5.	OTHER INFORMATION

  None.

ITEM 6.	EXHIBITS

  The following exhibits are included as part of this report:

Exhibit 31.1	Certification of President of Arizona Gold and Onyx Mining Company F/K/A Viking Capital Group, Inc. required by Rule 13a-14(1) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 31.2	Certification of Chief Financial Officer of Arizona Gold and Onyx Mining Company F/K/A Viking Capital Group, Inc. required by Rule 13a-14(1) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.1	Certification of President of Arizona Gold and Onyx Mining Company F/K/A Viking Capital Group, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of 18 U.S.C. 63.
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

