Form 10-K
period 2005-12-31
Arizona Gold & Onyx Mining Co
filed 2018-05-08
CIK 886093

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

Or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 000-22744

ARIZONA GOLD AND ONYX MINING COMPANY f/k/a VIKING CAPITAL GROUP, INC.

(Exact name of registrant as specified in its charter)

Utah	87-0442090
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3422 PICO BLVD LOS ANGELES	CA 90019
(Address of principal executive offices)	(Zip Code)

714-609-9117

Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:	None
Securities registered pursuant to Section 12(g) of the Act:	Common Stock (without par value)
Rights to purchase Preferred Stock

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

[ ]  YES      [ x]   NO

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

[ ]  YES      [x]   NO

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

[ ]  YES    [X ]   NO

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

[ ]  YES    [x]   NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

[ ]  YES    [x]   NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer,," "non-accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer []	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] YES [X ] NO

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of May 8, 2018 is 112,410,467 shares.

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

ARIZONA GOLD AND ONYX MINING COMPANY f/k/a VIKING CAPITAL GROUP, INC.

Forward-Looking Statements

This report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended.  All statements other than statements of historical facts are “forward-looking statements” for purposes of these provisions, including any projections of earnings, revenues or other financial items, any statement of the plans and objectives of management for future operations, any statements concerning proposed new products or strategic arrangements, any statements regarding future economic conditions or performance, and any statement of assumptions underlying any of the foregoing.  In some cases, forward-looking statements can be identified by the use of terminology such as “may,” “will,” “expects,” “plans,” “anticipates,” “estimates,” “potential,” “intends”, or “continue” or the negative thereof or other comparable terminology.  Although the Company and its management believe that the expectations reflected in the forward-looking statements contained herein are reasonable, there can be no assurance that such expectations or any of the forward-looking statements will prove to be correct, and actual results could differ materially from those projected or assumed in the forward-looking statements.  The Company’s future financial condition and results of operations, as well as any forward-looking statements, are subject to inherent risks and uncertainties, including but not limited to the Risk Factors set forth under Item 1A, and for the reasons described elsewhere in this report. All forward-looking statements and reasons why results may differ included in this report are made as of the date hereof, and we assume no obligation to update these forward-looking statements or reasons why actual results might differ.

PART I

Item 1. Business

Overview

Arizona Gold and Onyx Mining Company (the “Company”) was incorporated November 12, 1986, as a Utah business corporation under the name of Silver Harvest, Inc. to transact any business authorized under the general corporation law of Utah. In February 1990, the Company amended its Articles of Incorporation to change its name to Viking Capital Group, Inc. and in June 2010, the Company changed its name to its current name Arizona Gold and Onyx Mining Company.

Since its inception, the Company derived no revenues and no income from such business and as result as of December 31, 2005, had an accumulated deficit of $37,564,000.

Employees

Currently we do not have any full-time employees and we rely exclusively on the expertise of our sole executive officer. Our management expects to use consultants, attorneys and accountants as necessary.

Bankruptcy or Similar Proceedings

There has been no bankruptcy, receivership or similar proceeding involving the Company.

Item 1A. Risk Factors

Smaller reporting companies are not required to provide the information required by this item.

Item 1B. Unresolved Staff Comments.

As of December 31, 2005, there are no unresolved Staff Comments

Item 2. Properties.

We do not currently own any property. The mailing address of the Company is 3422 PICO BLVD LOS ANGELES, CA 90019.

Item 3. Legal Proceedings.

We are not involved in any pending legal proceeding, and we are not aware of any pending or threatened litigation against us.

Item 4. Safety Disclosures.

Not Applicable

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The Company's shares are currently registered on the OTC Pinksheets for trading .

Rule 144 Shares

As of the date of this registration statement, we do not have any shares of our common stock that are currently available for sale to the public in accordance with the volume and trading limitations of Rule 144.

Stock Option Grants

We do not have a stock option plan in place and have not granted any stock options at this time.

Dividend Policy

We have never declared or paid any dividends on our common stock. We currently expect to retain all available funds and future earnings, if any, for use in the operation and growth of our business and do not anticipate paying any cash dividends in the foreseeable future. Any future determination to pay dividends will be at the discretion of our Board, subject to compliance with applicable law and any contractual provisions, including under any agreements for indebtedness we may incur, that restrict or limit our ability to pay dividends, and will depend upon, among other factors, our results of operations, financial condition, earnings, capital requirements and other factors that our Board deems relevant.

Securities Authorized for Issuance under Equity Compensation Plans:

The Company does not have any equity compensation plans.

Recent Sales of Unregistered Securities:

None

Item 6. Selected Financial Data.

The Financial Statements and Notes to Financial Statements appear beginning on page F-1.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and supplementary data referred to in this Form 10-K.

This discussion contains forward-looking statements that involve risks and uncertainties. Such statements, which include statements concerning revenue sources and concentration, selling, general and administrative expenses and capital resources, are subject to risks and uncertainties, including, but not limited to, those discussed elsewhere in this Form 10-K that could cause actual results to differ materially from those projected. Unless otherwise expressly indicated, the information set forth in this Form 10-K is as of December 31, 2005, and we undertake no duty to update this information.

Plan of Operations

As discussed above we have not yet operated pursuant to our business plan. We have generated no revenue in 2005 or 2004.

Comparison of the Years Ended December 31, 2005 and 2004

Lack of Revenues

We have limited operational history. During the year ended December 31, 2005 and 2004 we have not generated any revenue. We anticipate that we will incur substantial losses for the foreseeable future and our ability to generate any revenues in the next 12 months continues to be uncertain.

Operating Expenses

The Company’s operating expenses for the years ended December 31, 2005 and 2004 were $326,000 and $324,000 respectively. Operating expenses in 2005 consisted of general and administrative expense $326,000. Operating expenses in 2004 consisted of write off of impaired capitalized software of $50,000 and general and administrative expense $274,000.

Net Loss

During the year ended December 31, 2005 and 2004 the Company recognized net losses of $326,000 and $475,000.

Liquidity and Capital Resources

Our capital resources have been acquired through the sale of shares of our common stock and loans from shareholders and third parties.

At December 31, 2005 and 2004, we had total assets of $6,000 and $136,000 respectively.

At December 31, 2005 and 2004, our total liabilities were $3,360,000 and $3,292,000 respectively consisting primarily of accounts payable and debts.

Cash Requirements

We intend to propagative funding for our activities, if any, through a combination of the private placement of the company’s equity securities and the public sales of equity securities.

We have no agreement, commitment or understanding to secure any funding from any source.

Off-Balance Sheet Arrangements

We do not have any off balance sheet arrangements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Not Applicable to Smaller Reporting Companies.

6

Item 8. Financial Statements and Supplementary Data.

INDEX TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS	PAGE

Unaudited Consolidated Balance Sheets at December 31, 2005 and 2004	9

Unaudited Consolidated Statements of Operations for the fiscal year ended December 31, 2005 and 2004	10

Notes to Unaudited Consolidated Financial Statements	11

ARIZONA GOLD AND ONYX MINING COMPANY f/k/a VIKING CAPITAL GROUP, INC.

CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the fiscal year ending December 31, 2005

NOTICE

The accompanying unaudited financial statements of ARIZONA GOLD AND ONYX MINING COMPANY f/k/a VIKING CAPITAL GROUP, INC. for the fiscal year ended December 31, 2005, have been prepared by management and approved by the Board of Directors of the Company.

These financial statements have not been reviewed by the external auditors of the Company.

ARIZONA GOLD AND ONYX MINING COMPANY f/k/a VIKING CAPITAL GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	December 31, 2005	December 31, 2004
ASSETS
Current
Cash and cash equivalents	$—	$—
Prepaid expenses	—	—
Notes receivable and accrued expenses, (including related party amount of $0 and $129,000 at December 31, 2005 and 2004 respectively), net of allowance of $0 and $428,000 at December 31, 2005 and 2004	—	129,000
Total current assets	—	129,000

Property and Equipment
Computer equipment	157,000	157,000
Furniture and office equipment	21,000	21,000
	178,000	178,000
Accumulated depreciation and amortization	(176,000)	(175,000)
Net property and equipment	2,000	3,000

Capitalized Software	—	—
Long Term Note Receivable	—	—
Other assets (subsidiaries not doing business, assets 0)	4,000	4,000
Total Assets	$6,000	$136,000

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Current maturities of long-term and other current debt, (including $0 and $307,000 due to related parties at December 31, 2005 and 2004, respectively)	$—	$733,000
Accounts payable	1,927,000	133,000
Accrued officers' salary and payroll taxes	—	1,587,000
Current/Long Term Debt	1,433,000	—
Other accrued expenses, (including $0 and $105,000 due to related parties at December 31, 2005 and 2004, respectively)	—	139,000
Total current liabilities	3,360,000	2,592,000

Long Term Debt, (including $0 and $700,000 to a related party at December 31, 2005 and 2004, respectively)	—	700,000

Total Liabilities	3,360,000	3,292,000

Shareholders' Equity
Preferred stock: $1.00 par value, 50,000,000 shares
authorized; -0- shares issued and outstanding	—	—
Common Stock, $0.001 par value, 150,000,000 shares authorized,
112,410,467 and 62,233,909 shares issued and outstanding at December 31, 2005 and 2004, respectively	112,410	62,000
Common Stock, Class B; $0.001 par value; 100,000 shares	—	—
Additional Paid-in Capital	34,097,590	34,020,000
Accumulated Profit (Loss)	(37,564,000)	(37,238,000)
Total Shareholders' Equity	(3,354,000)	(3,156,000)

Total Liabilities and Shareholders' Equity	$6,000	$136,000

The accompanying notes are an integral part of these consolidated financial statements.

ARIZONA GOLD AND ONYX MINING COMPANY f/k/a VIKING CAPITAL GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the year ended December 31,
	2005	2004

REVENUE
Rental Income	$—	$—

COST OF REVENUE
Selling expenses	—	—

GROSS PROFIT (LOSS)	—	—

GENERAL AND ADMINISTRATIVE EXPENSES	326,000	274,000
WRITE OFF OF IMPAIRED CAPITALIZED SOFTWARE	—	50,000

Loss from Operations	(326,000)	(324,000)

OTHER INCOME (EXPENSE)
Interest income (including $0 and $8,000 from related parties)	—	8,000
Interest expense (including $0 and $99,000 to related parties)	—	(159,000)
Write off of long-term note receivable and related accrued interest	—	—
Loss from equity accounted investment	—	—
Other	—	—
Total Other Income (Expense), Net	—	(151,000)

NET LOSS BEFORE PROVISION FOR INCOME TAXES	(326,000)	(475,000)

Provision for Income Taxes	—	—

NET LOSS	$(326,000)	$(475,000)

EARNINGS (LOSS) PER BASIC AND DILUTED SHARES	$(0.00)	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING	112,410,467	60,644,000

The accompanying notes are an integral part of these consolidated financial statements.

ARIZONA GOLD AND ONYX MINING COMPANY f/k/a VIKING CAPITAL GROUP, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2005

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

On January 27, 2005, the Company acquired from FITT, Inc. (Seller), 60% of the authorized and issued outstanding common stock of Brentwood, Re, Ltd. (Brentwood), a St. Kitts, West Indies domiciled insurance company in exchange for 20,000,000 of the Company’s restricted common shares and 1,800,000 of the Company’s Series 2001 Callable Preferred shares. The Company has accounted for this transaction under the purchase method of accounting. Under this method, the value of the Company’s acquisition is determined at $19,440,000, or the fair market value of the Company’s stock tendered to the Seller at the date of acquisition as calculated using an average of the closing bid price on the day of transaction and the four trading days prior. Brentwood’s un-audited assets at the date of acquisition include $32,400,000 of long-term assets and no liabilities. Brentwood has had no history of operations since its incorporation date of November 23, 2003. The Company has determined that the appraised value of these long term assets is at a minimum the value assigned by the Company to this purchase. Commencing January 27, 2005, the Company will include the results of operations, if any, of Brentwood in its consolidated results of operations. For the year ending December 31, 2005, the results of operations was zero.

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

By the end of 2005, the company and its subsidiaries had essentially ceased doing business operations even though further acquisitions were being pursued and subsequently discontinued the pursuit of those acquisitions.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As required by Rule 13a-15/15d-15 under the Securities and Exchange Act of 1934,as amended (the "Exchange Act"), as of December 31, 2005, we have carried out an evaluation of the effectiveness of the design and operation of our Company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our Company's management, our President (Principal Executive Officer) and Treasurer (Principal Accounting Officer). Based upon the results of that evaluation, our management has concluded that, as of December 31, 2005, our Company's disclosure controls and procedures were not effective and do not provide reasonable assurance that material information related to our Company required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management to allow timely decisions on required disclosure.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2005. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in INTERNAL CONTROL -- INTEGRATED FRAMEWORK.

Our management concluded that, as of December 31, 2005, our internal control over financial reporting was effective based on the criteria in INTERNAL CONTROL -- INTEGRATED FRAMEWORK issued by the COSO.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting identified in connection with the evaluation described above during the year ended December 31, 2005 that has materially affected or is reasonably likely to materially affect our internal controls over financial reporting.

Item 9B. Other Information.

None.

Part III

Item 10. Directors, Executive Offices and Corporate Governance

Executive Officers and Directors

The following table sets forth the name, age, and position of each current executive officer and director of the Company as of April 24, 2018, the filing date of this report:

Director's Name	Age	Office
Michael Mitsunaga(1)	63	Director and President

Kim Halvorson(2)	54	Director and Secretary

Dick Johnson(3)	86	CFO

(1)      Mr. Mitsunage was named President on 6-28-2010 and appointed as a member of the Board of Directors on 6-28-2010.

(2)      Ms. Halvorson was named Secretary on 2-22-2018 and appointed as a member of the Board of Directors on 2-22-2018

(3)	Mr. Johnson was named CFO on July 1, 2010.

Mr. Mitsunage business experience is listed below:

ARIZONA GOLD AND ONYX MINING (2009 – Present)

President and Board Member of a company that develops precious metal mines in Nevada and Arizona; oversee all phases of taking the company public, including raising substantial investment capital, obtaining a public shell corporation, facilitating underwriting, and coordinating strategic marketing and investor relations.

AUTOMATIC MEDICAL TECHNOLOGY(1999 – 2005)

Patented and developed a unique “Intravenous (IV) Warming Machine” and an accompanying “Zig-zag Rigid Polycarbonate Cartridge” approved by FDA for use in the administration of chemotherapeutic drugs to cancer patients. Specifically, this invention incorporates polycarbonate plastic tubing into a specially-designed portable IV warming machine which mitigates chemical leaching encountered during intravenous chemotherapy. Initial product sales in 2003 reached $1 million per year. Raised over $3.5 million from overseas investors.

T.I.C. PHOTO, INC. (1995 – 1999)

President and CEO of a joint venture, pilot program with Fuji Film USA to open direct retail “One Hour Photo” stores; opening sample retail locations using used equipment to increase their color paper sales and Chemicals. Then Fuji started their own used equipment department with their own service and repair department.

UNION PACIFIC FOODS, a division of ASTRA INTERNATIONAL, INC. (1991 – 1996)

As President for the North American Division of an Indonesian tuna manufacturer, we developed the revolutionary “Pole and Line” dolphin-safe fishing method approved by Greenpeace; developed and marketed the “sandwich pack” canning method used to sell a quality can packed tuna, which implements vacuum-packed sealed bags in lieu of metal cans. We started selling 10 to 25 containers per month of 66oz cans to Nation Distributors, Brokers and International Trading Companies.

TSM TRADING IMPORT/EXPORT COMPANY (1987 – Present)

Founded international trading company that specializes in the import and export of designer handbags and garments to Japan, Indonesia, Hong Kong, Taiwan, Singapore, Malaysia, and Mexico; developed an extensive commercial, distribution, and diplomatic network with businesses, government agencies, and military officials.

TSM RECOVERY AND RECYCLING, INC. (1980 – Present)

Founder and President of a company that specializes in the recovery and refinement of precious metals, as well as the handling, treatment and disposal of hazardous and biomedical waste. Consultant to companies that generate hazardous and biomedical waste.

TSM SEWING MACHINES (1978 – 1979)

Pioneered project to reclaim and recondition costly, disposable commercial sewing machine hooks, which yielded substantial returns on the company’s capital investment; developed program to import discarded commercial sewing machines from Japan, which were refurbished and leased to American commercial garment manufacturers.

Ms. Halvorson is seasoned Business Development and Marketing professional that thrives in new and innovative environments. Over her 25 year healthcare career, she has contributed to all spectrums of the business continuum. She started in medical practice management software systems and then moved to holding strategic roles in large corporate structures such as Dell Computer Corporation, and other successful healthcare startups like SCI Solutions. (complex hospital scheduling) After leaving Dell she went on to be a founding partner at Triage VC, were she worked with several startup ventures leveraging her vast industry connections. Her expertise helped to accelerate early stage startups in the areas of investment banking, marketing and business development. While at Dell she reported to the Director of Dell Healthcare with revenues in excess of 1 billion dollars annually. Responsibilities included all commercial E-Health strategies and corporate partnerships within the Healthcare Division. Kim also worked with Dell Direct Invest with regard to the Healthcare Division strategic investments.

Richard A. Johnson – Chief Financial Officer

To the position of Chief Financial Officer Richard Johnson brings a wealth of experience at the senior executive levels in the areas of Corporate Finance, Business Planning & Operations, R&D and Administration. His considerable strengths in the areas of Finance and Corporate Administration will greatly assist the Company as it advances towards planned sales volume and expansion of the Company strategic goals.

Mr. Johnson’s enviable record of achievements at the executive level includes, latterly, CFO at Early Detect Inc. where he supervised the financial activities of the Company and its subsidiaries over a span of 4.5 years. Previously, he held positions of Chief Financial Officer, General Manager and Director in industry and also was a Senior Management and Finance Consultant to the manufacturing, retail, agriculture and service industries for fifteen years as well as Program Control Director and Management Consultant with a major international Engineering and Construction Corporation. Early in his career, Mr. Johnson spent eleven years with the U.S. Department of Energy, Las Vegas, where he had the responsibilities of financial analysis, budgeting and Safety analysis in the areas of nuclear explosives internationally.

Audit Committee

We do not currently have an audit committee or a committee performing similar functions. Our Board of Directors as a whole participates in the review of financial statements and disclosure.

Code of Ethics

We have not adopted a code of ethics that applies to our officer, director and employee. When we do adopt a code of ethics, we will disclose it in a Current Report on Form 8-K.

Item 11. Executive Compensation

Summary Compensation Table.

Current Management doesn’t have the details for the period that’s reported herewith

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Current Management doesn’t have the details for the period that’s reported herewith

Item 13. Certain Relationships and Related Transactions, and Director Independence

Current Management doesn’t have the details for the period that’s reported herewith

Item 14. Principal Accounting Fees and Services

Audit Fees KBA Group LLP's fees billed for our annual audit and review of interim financial statements were $0 in 2005 and $52,000 in 2004.

Audit-Related Fees In addition to the audit fees, KBA Group LLP's fees billed for other audit related services, were $ -0- in 2005 and 2004. The services provided in exchange for these fees included, but is not limited to, audit of companies acquired and review of other financial reports on Form 8-K.

Tax Fees KBA Group LLP's fees billed for professional services rendered for tax compliance, tax advice and/or tax planning were $0 in 2005 and $6,000 in 2004. The services provided in exchange for these fees were primarily preparation of U.S. Federal Income Tax Returns and State of Texas Franchise Tax returns.

All Other Fees N/A

Pre-approval Policy The Company is not required to have and does not have an audit committee at this time. The board of directors is charged with pre-approval for audit and tax related engagements.

Part IV

Item 15. Exhibits, Financial Statement Schedules

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

Dated: May 8, 2018

ARIZONA GOLD AND ONYX MINING COMPANY f/k/a VIKING CAPITAL GROUP, INC.

By:	/S/Michael Mitsunage
Michael Mitsunage
Chief Executive Officer and President

By:	/S/Dick Johnson
Dick Johnson
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/S/ Michael Mitsunage	Director	May 8, 2018
Michael Mitsunage

/S/ Kim Halvorson	Director	May 8, 2018
Kim Halvorson

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

