Form 10-Q
period 2006-03-31
Arizona Gold & Onyx Mining Co
filed 2018-05-08
CIK 886093

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2006

or

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

1

ARIZONA GOLD AND ONYX MINING COMPANY f/k/a VIKING CAPITAL GROUP, INC.

2

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

INDEX TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS	PAGE

Unaudited Consolidated Balance Sheets at March 31, 2006 and December 31, 2005	5

Unaudited Consolidated Statements of Operations for the three months periods ended March 31, 2006 and 2005	6

Unaudited Notes to Consolidated Financial Statements	7

ARIZONA GOLD AND ONYX MINING COMPANY f/k/a VIKING CAPITAL GROUP, INC.

CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the three months period ending March 31, 2006

NOTICE

The accompanying unaudited financial statements of ARIZONA GOLD AND ONYX MINING COMPANY f/k/a VIKING CAPITAL GROUP, INC. for the three months period ending March 31, 2006, have been prepared by management and approved by the Board of Directors of the Company.

These financial statements have not been reviewed by the external auditors of the Company.

ARIZONA GOLD AND ONYX MINING COMPANY f/k/a VIKING CAPITAL GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31, 2006	December 31, 2005
ASSETS
Current
Cash and cash equivalents	$—	$—
Prepaid expenses	—	—
Notes receivable and accrued expenses	—	—
Total current assets	—	—

Property and Equipment
Computer equipment	157,000	157,000
Furniture and office equipment	21,000	21,000
	178,000	178,000
Accumulated depreciation and amortization	(176,000)	(176,000)
Net property and equipment	2,000	2,000

Capitalized Software	—	—
Long Term Note Receivable	—	—
Other assets (subsidiaries not doing business, assets 0)	4,000	4,000
Total Assets	$6,000	$6,000

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Current maturities of long-term and other current debt	$—	$—
Accounts payable	1,927,000	1,927,000
Current/Long Term Debt	1,460,000	1,433,000
Other accrued expenses	—	—
Total current liabilities	3,387,000	3,360,000

Long Term Debt	—	—

Total Liabilities	3,387,000	3,360,000

Shareholders' Equity
Preferred stock: $1.00 par value, 50,000,000 shares
authorized; -0- shares issued and outstanding	—	—
Common Stock, $0.001 par value, 150,000,000 shares authorized,
112,410,467 shares issued and outstanding at March 31, 2006 and December 31, 2005, respectively	112,410	112,410
Common Stock, Class B; $0.001 par value; 100,000 shares	—	—
Additional Paid-in Capital	34,097,590	34,097,590
Accumulated Profit (Loss)	(37,591,000)	(37,564,000)
Total Shareholders' Equity	(3,381,000)	(3,354,000)

Total Liabilities and Shareholders' Equity	$6,000	$6,000

The accompanying notes are an integral part of these consolidated financial statements.

ARIZONA GOLD AND ONYX MINING COMPANY f/k/a VIKING CAPITAL GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the three months ended March 31,
	2006	2005

REVENUE
Rental Income	$—	$—

COST OF REVENUE
Selling expenses	—	—

GROSS PROFIT (LOSS)	—	—

GENERAL AND ADMINISTRATIVE EXPENSES	45,000	84,000

Loss from Operations	(45,000)	(84,000)

OTHER INCOME (EXPENSE)
Interest income	—	—
Interest expense	—	—
Write off of long-term note receivable and related accrued interest	—	—
Loss from equity accounted investment	—	—
Other	—	—
Total Other Income (Expense), Net	—	—

NET LOSS BEFORE PROVISION FOR INCOME TAXES	(45,000)	(84,000)

Provision for Income Taxes	—	—

NET LOSS	$(45,000)	$(84,000)

EARNINGS (LOSS) PER BASIC AND DILUTED SHARES	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
SHARES OUTSTANDING	112,410,467	112,410,467

The accompanying notes are an integral part of these consolidated financial statements.

ARIZONA GOLD AND ONYX MINING COMPANY f/k/a VIKING CAPITAL GROUP, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2006

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

On January 27, 2005, the Company acquired from FITT, Inc. (Seller), 60% of the authorized and issued outstanding common stock of Brentwood, Re, Ltd. (Brentwood), a St. Kitts, West Indies domiciled insurance company in exchange for 20,000,000 of the Company’s restricted common shares and 1,800,000 of the Company’s Series 2001 Callable Preferred shares. The Company has accounted for this transaction under the purchase method of accounting. Under this method, the value of the Company’s acquisition is determined at $19,440,000, or the fair market value of the Company’s stock tendered to the Seller at the date of acquisition as calculated using an average of the closing bid price on the day of transaction and the four trading days prior. Brentwood’s un-audited assets at the date of acquisition include $32,400,000 of long-term assets and no liabilities. Brentwood has had no history of operations since its incorporation date of November 23, 2003. The Company has determined that the appraised value of these long term assets is at a minimum the value assigned by the Company to this purchase. Commencing January 27, 2005, the Company will include the results of operations, if any, of Brentwood in its consolidated results of operations. For the period ending March 31, 2006, the results of operations was zero.

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

On March 17, 2005, a former Company officer and director, Matthew W. Fossen, agreed to return for cancellation 5,000,000 issued and outstanding common stock options exercisable at $0.06 per share and 1,000,000 issued and outstanding common stock options exercisable at $0.25 per share. In addition, for a consideration of $5,414, Matthew W. Fossen also agreed to forgive $441,960 of deferred compensation obligations owed to him by the Company. On March 21, 2005, the Company agreed to acquire an investment in a private company controlled by this former Company officer and director. The Company tendered $20,000 cash and issued 1,500,000 of the Company’s restricted Class A common shares valued at $0.08 per share to purchase 140,000 common shares, or $1.00 per share, of this company. The Company also agreed to accept 28,190 shares of this same company in full payment of Matthew W. Fossen’s promissory notes and interest due to the Company in the total amount of $28,190

On March 17, 2005 the Company received from G. David Henry, a Company director, $1,058,000 in value for the exercise of options for 15,555,556 Class “A” common shares at a weighted average exercise price of approximately $0.058 per share and for the purchase of 2,500,000 additional Class “A” common shares at $0.0632 per share. The $1,058,000 of value was comprised of the retirement of $808,000 of principal and accrued interest in promissory note obligations due to him by the Company and $250,000 cash.

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

This discussion contains forward-looking statements that involve risks and uncertainties. Such statements, which include statements concerning revenue sources and concentration, selling, general and administrative expenses and capital resources, are subject to risks and uncertainties, including, but not limited to, those discussed elsewhere in this Form 10-Q that could cause actual results to differ materially from those projected. Unless otherwise expressly indicated, the information set forth in this Form 10-Q is as of March 31, 2006, and we undertake no duty to update this information.

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005

Lack of Revenues

We have limited operational history. For the three months ended March 31, 2006 and 2005 we did not generate any revenues. We anticipate that we will incur substantial losses for the foreseeable future and our ability to generate any revenues in the next 12 months continues to be uncertain.

Operating Expenses

The Company’s operating expenses for the three months ended March 31, 2006 and 2005 were $45,000 and $84,000 respectively. Operating expenses consisted of general and administration expenses of $45,000 for the three months ended March 31, 2006. Operating expenses consisted of general and administration expenses of $84,000 for the three months ended March 31, 2005.

Net Loss

During the three months ended March 31, 2006 and 2005 the Company recognized net losses of $45,000 and $84,000.

Liquidity and Capital Resources

Our capital resources have been acquired through the sale of shares of our common stock and loans from shareholders.

At March 31, 2006 and December 31, 2005, we had total assets of $6,000 and $6,000 respectively.

At March 31, 2006 and December 31, 2005, our total liabilities were $3,387,000 and $3,360,000 respectively consisting primarily accounts payable and debts.

Off-Balance Sheet Arrangements

We do not have any off balance sheet arrangements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.	CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As required by Rule 13a-15/15d-15 under the Securities and Exchange Act of 1934,as amended (the "Exchange Act"), as of March 31, 2006, we have carried out an evaluation of the effectiveness of the design and operation of our Company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our Company's management, our President (Principal Executive Officer) and Treasurer (Principal Accounting Officer). Based upon the results of that evaluation, our management has concluded that, as of March 31, 2006, our Company's disclosure controls and procedures were not effective and do not provide reasonable assurance that material information related to our Company required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management to allow timely decisions on required disclosure.

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

Management assessed the effectiveness of our internal control over financial reporting as of March 31, 2006. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in INTERNAL CONTROL -- INTEGRATED FRAMEWORK.

Our management concluded that, as of March 31, 2006, our internal control over financial reporting was effective based on the criteria in INTERNAL CONTROL -- INTEGRATED FRAMEWORK issued by the COSO.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting identified in connection with the evaluation described above during the first quarter ended March 31, 2006 that has materially affected or is reasonably likely to materially affect our internal controls over financial reporting.

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

