Form 10-Q
period 2006-06-30
Arizona Gold & Onyx Mining Co
filed 2018-05-08
CIK 886093

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2006

or

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

1

ARIZONA GOLD AND ONYX MINING COMPANY f/k/a VIKING CAPITAL GROUP, INC.

2

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

INDEX TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS	PAGE

Unaudited Consolidated Balance Sheets at June 30, 2006 and December 31, 2005	5

Unaudited Consolidated Statements of Operations for the three and six months periods ended June 30, 2006 and 2005	6

Notes to Unaudited Consolidated Financial Statements	7

ARIZONA GOLD AND ONYX MINING COMPANY f/k/a VIKING CAPITAL GROUP, INC.

CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the three months period ending June 30, 2006

NOTICE

The accompanying unaudited financial statements of ARIZONA GOLD AND ONYX MINING COMPANY f/k/a VIKING CAPITAL GROUP, INC. for the three months period ending June 30, 2006, have been prepared by management and approved by the Board of Directors of the Company.

These financial statements have not been reviewed by the external auditors of the Company.

ARIZONA GOLD AND ONYX MINING COMPANY f/k/a VIKING CAPITAL GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 30, 2006	December 31, 2005
ASSETS
Current
Cash and cash equivalents	$—	$—
Prepaid expenses	—	—
Notes receivable and accrued expenses	—	—
Total current assets	—	—

Property and Equipment
Computer equipment	157,000	157,000
Furniture and office equipment	21,000	21,000
	178,000	178,000
Accumulated depreciation and amortization	(176,000)	(176,000)
Net property and equipment	2,000	2,000

Capitalized Software	—	—
Long Term Note Receivable	—	—
Other assets (subsidiaries not doing business, assets 0)	4,000	4,000
Total Assets	$6,000	$6,000

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Current maturities of long-term and other current debt	$—	$—
Accounts payable	1,927,000	1,927,000
Current/Long Term Debt	1,488,000	1,433,000
Other accrued expenses	—	—
Total current liabilities	3,415,000	3,360,000

Long Term Debt	—	—

Total Liabilities	3,415,000	3,360,000

Shareholders' Equity
Preferred stock: $1.00 par value, 50,000,000 shares
authorized; -0- shares issued and outstanding	—	—
Common Stock, $0.001 par value, 150,000,000 shares authorized,
112,410,467 shares issued and outstanding at June 30, 2006 and December 31, 2005, respectively	112,410	112,410
Common Stock, Class B; $0.001 par value; 100,000 shares	—	—
Additional Paid-in Capital	34,097,590	34,097,590
Accumulated Profit (Loss)	(37,619,000)	(37,564,000)
Total Shareholders' Equity	(3,409,000)	(3,354,000)

Total Liabilities and Shareholders' Equity	$6,000	$6,000

The accompanying notes are an integral part of these consolidated financial statements.

ARIZONA GOLD AND ONYX MINING COMPANY f/k/a VIKING CAPITAL GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the three months ended June 30,		For the six months ended June 30,
	2006	2005	2006	2005

REVENUE
Rental Income	$—	$—	$—	$—

COST OF REVENUE
Selling expenses	—	—	—	—

GROSS PROFIT (LOSS)	—	—	—	—

GENERAL AND ADMINISTRATIVE EXPENSES	45,000	78,000	90,000	162,000

Loss from Operations	(45,000)	(78,000)	(90,000)	(162,000)

OTHER INCOME (EXPENSE)
Interest income	—	—	—	—
Interest expense	—	—	—	—
Write off of long-term note receivable and related accrued interest	—	—	—	—
Loss from equity accounted investment	—	—	—	—
Other	—	—	—	—
Total Other Income (Expense), Net	—	—	—	—

NET LOSS BEFORE PROVISION FOR INCOME TAXES	(45,000)	(78,000)	(90,000)	(162,000)

Provision for Income Taxes	—	—	—	—

NET LOSS	$(45,000)	$(78,000)	$(90,000)	$(162,000)

EARNINGS (LOSS) PER BASIC AND DILUTED SHARES	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
SHARES OUTSTANDING	112,410,467	112,410,467	112,410,467	112,410,467

The accompanying notes are an integral part of these consolidated financial statements.

ARIZONA GOLD AND ONYX MINING COMPANY f/k/a VIKING CAPITAL GROUP, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2006

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

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As required by Rule 13a-15/15d-15 under the Securities and Exchange Act of 1934,as amended (the "Exchange Act"), as of June 30, 2006, we have carried out an evaluation of the effectiveness of the design and operation of our Company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our Company's management, our President (Principal Executive Officer) and Treasurer (Principal Accounting Officer). Based upon the results of that evaluation, our management has concluded that, as of June 30, 2006, our Company's disclosure controls and procedures were not effective and do not provide reasonable assurance that material information related to our Company required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management to allow timely decisions on required disclosure.

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

Management assessed the effectiveness of our internal control over financial reporting as of June 30, 2006. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in INTERNAL CONTROL -- INTEGRATED FRAMEWORK.

Our management concluded that, as of June 30, 2006, our internal control over financial reporting was effective based on the criteria in INTERNAL CONTROL -- INTEGRATED FRAMEWORK issued by the COSO.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting identified in connection with the evaluation described above during the second quarter ended June 30, 2006 that has materially affected or is reasonably likely to materially affect our internal controls over financial reporting.

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

