Form 10-Q
period 2007-03-31
Arizona Gold & Onyx Mining Co
filed 2018-05-08
CIK 886093

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2007

or

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

2

ARIZONA GOLD AND ONYX MINING COMPANY f/k/a VIKING CAPITAL GROUP, INC.

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

INDEX TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS	PAGE

Unaudited Consolidated Balance Sheets at March 31, 2007 and December 31, 2006	6

Unaudited Consolidated Statements of Operations for the three months periods ended March 31, 2007 and 2006	7

Unaudited Notes to Consolidated Financial Statements	8

4

ARIZONA GOLD AND ONYX MINING COMPANY f/k/a VIKING CAPITAL GROUP, INC.

CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the three months period ending March 31, 2007

NOTICE

The accompanying unaudited financial statements of ARIZONA GOLD AND ONYX MINING COMPANY f/k/a VIKING CAPITAL GROUP, INC. for the three months period ending March 31, 2007, have been prepared by management and approved by the Board of Directors of the Company.

These financial statements have not been reviewed by the external auditors of the Company.

ARIZONA GOLD AND ONYX MINING COMPANY f/k/a VIKING CAPITAL GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31, 2007	December 31, 2006
ASSETS
Current
Cash and cash equivalents	$—	$—
Prepaid expenses	—	—
Notes receivable and accrued expenses	—	—
Total current assets	—	—

Property and Equipment
Computer equipment	157,000	157,000
Furniture and office equipment	21,000	21,000
	178,000	178,000
Accumulated depreciation and amortization	(176,000)	(176,000)
Net property and equipment	2,000	2,000

Capitalized Software	—	—
Long Term Note Receivable	—	—
Other assets (subsidiaries not doing business, assets 0)	4,000	4,000
Total Assets	$6,000	$6,000

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Current maturities of long-term and other current debt	$—	$—
Accounts payable	1,927,000	1,927,000
Current/Long Term Debt	1,580,000	1,548,000
Other accrued expenses	—	—
Total current liabilities	3,507,000	3,475,000

Long Term Debt	—	—

Total Liabilities	3,507,000	3,475,000

Shareholders' Equity
Preferred stock: $1.00 par value, 50,000,000 shares
authorized; -0- shares issued and outstanding	—	—
Common Stock, $0.001 par value, 150,000,000 shares authorized,
112,410,467 shares issued and outstanding at March 31, 2007 and December 31, 2006, respectively	112,410	112,410
Common Stock, Class B; $0.001 par value; 100,000 shares	—	—
Additional Paid-in Capital	34,097,590	34,097,590
Accumulated Profit (Loss)	(37,711,000)	(37,679,000)
Total Shareholders' Equity	(3,501,000)	(3,469,000)

Total Liabilities and Shareholders' Equity	$6,000	$6,000

The accompanying notes are an integral part of these consolidated financial statements.

ARIZONA GOLD AND ONYX MINING COMPANY f/k/a VIKING CAPITAL GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the three months ended March 31,
	2007	2006

REVENUE
Rental Income	$—	$—

COST OF REVENUE
Selling expenses	—	—

GROSS PROFIT (LOSS)	—	—

GENERAL AND ADMINISTRATIVE EXPENSES	40,000	45,000

Loss from Operations	(40,000)	(45,000)

OTHER INCOME (EXPENSE)
Interest income	—	—
Interest expense	—	—
Write off of long-term note receivable and related accrued interest	—	—
Loss from equity accounted investment	—	—
Other	—	—
Total Other Income (Expense), Net	—	—

NET LOSS BEFORE PROVISION FOR INCOME TAXES	(40,000)	(45,000)

Provision for Income Taxes	—	—

NET LOSS	$(40,000)	$(45,000)

EARNINGS (LOSS) PER BASIC AND DILUTED SHARES	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
SHARES OUTSTANDING	112,410,467	112,410,467

The accompanying notes are an integral part of these consolidated financial statements.

ARIZONA GOLD AND ONYX MINING COMPANY f/k/a VIKING CAPITAL GROUP, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2007

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

On January 18, 2007 it was reported that the Company had agreed to acquire from American Select Insurance Management Corporation all existing and future revenues of American Select. The Company also agreed to acquire all stock of NIA Corporation. These acquisitions were not consummated.

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

This discussion contains forward-looking statements that involve risks and uncertainties. Such statements, which include statements concerning revenue sources and concentration, selling, general and administrative expenses and capital resources, are subject to risks and uncertainties, including, but not limited to, those discussed elsewhere in this Form 10-Q that could cause actual results to differ materially from those projected. Unless otherwise expressly indicated, the information set forth in this Form 10-Q is as of March 31, 2007, and we undertake no duty to update this information.

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006

Lack of Revenues

We have limited operational history. For the three months ended March 31, 2007 and 2006 we did not generate any revenues. We anticipate that we will incur substantial losses for the foreseeable future and our ability to generate any revenues in the next 12 months continues to be uncertain.

Operating Expenses

The Company’s operating expenses for the three months ended March 31, 2007 and 2006 were $40,000 and $45,000 respectively. Operating expenses consisted of general and administration expenses of $40,000 for the three months ended March 31, 2007. Operating expenses consisted of general and administration expenses of $45,000 for the three months ended March 31, 2006.

Net Loss

During the three months ended March 31, 2007 and 2006 the Company recognized net losses of $40,000 and $45,000.

Liquidity and Capital Resources

Our capital resources have been acquired through the sale of shares of our common stock and loans from shareholders.

At March 31, 2007 and December 31, 2006, we had total assets of $6,000 and $6,000 respectively.

At March 31, 2007 and December 31, 2006, our total liabilities were $3,507,000 and $3,475,000 respectively consisting primarily of accounts payable and debts.

Off-Balance Sheet Arrangements

We do not have any off balance sheet arrangements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.	CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As required by Rule 13a-15/15d-15 under the Securities and Exchange Act of 1934,as amended (the "Exchange Act"), as of March 31, 2007, we have carried out an evaluation of the effectiveness of the design and operation of our Company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our Company's management, our President (Principal Executive Officer) and Treasurer (Principal Accounting Officer). Based upon the results of that evaluation, our management has concluded that, as of March 31, 2007, our Company's disclosure controls and procedures were not effective and do not provide reasonable assurance that material information related to our Company required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management to allow timely decisions on required disclosure.

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

Management assessed the effectiveness of our internal control over financial reporting as of March 31, 2007. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in INTERNAL CONTROL -- INTEGRATED FRAMEWORK.

Our management concluded that, as of March 31, 2007, our internal control over financial reporting was effective based on the criteria in INTERNAL CONTROL -- INTEGRATED FRAMEWORK issued by the COSO.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting identified in connection with the evaluation described above during the first quarter ended March 31, 2007 that has materially affected or is reasonably likely to materially affect our internal controls over financial reporting.

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

