Form 10-K
period 2009-12-31
Arizona Gold & Onyx Mining Co
filed 2018-05-09
CIK 886093

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Since its inception, the Company derived no revenues and no income from such business and as result as of December 31, 2009, had an accumulated deficit of $38,087,051.

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

Item 1B. Unresolved Staff Comments.

As of December 31, 2009, there are no unresolved Staff Comments

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

This discussion contains forward-looking statements that involve risks and uncertainties. Such statements, which include statements concerning revenue sources and concentration, selling, general and administrative expenses and capital resources, are subject to risks and uncertainties, including, but not limited to, those discussed elsewhere in this Form 10-K that could cause actual results to differ materially from those projected. Unless otherwise expressly indicated, the information set forth in this Form 10-K is as of December 31, 2009, and we undertake no duty to update this information.

Plan of Operations

As discussed above we have not yet operated pursuant to our business plan. We have generated no revenue in 2009 or 2008.

Comparison of the Years Ended December 31, 2009 and 2008

Lack of Revenues

We have limited operational history. During the year ended December 31, 2009 and 2008 we have not generated any revenue. We anticipate that we will incur substantial losses for the foreseeable future and our ability to generate any revenues in the next 12 months continues to be uncertain.

Operating Expenses

The Company’s operating expenses for the years ended December 31, 2009 and 2008 were $65,000 and $0 respectively. Operating expenses in 2009 consisted of general and administrative expense $65,000.

Net Loss

During the year ended December 31, 2009 and 2008 the Company recognized net losses of $65,000 and $0.

Liquidity and Capital Resources

Our capital resources have been acquired through the sale of shares of our common stock and loans from shareholders and third parties.

At December 31, 2009 and 2008, we had total assets of $0 and $6,000 respectively.

At December 31, 2009 and 2008, our total liabilities were $3,877,000 and $3,733,000 respectively consisting primarily of accounts payable and debts.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Not Applicable to Smaller Reporting Companies.

6

Item 8. Financial Statements and Supplementary Data.

INDEX TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS	PAGE

Unaudited Consolidated Balance Sheets at December 31, 2009 and 2008	9

Unaudited Consolidated Statements of Operations for the fiscal year ended December 31, 2009 and 2008	10

Notes to Unaudited Consolidated Financial Statements	11

ARIZONA GOLD AND ONYX MINING COMPANY f/k/a VIKING CAPITAL GROUP, INC.

CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the fiscal year ending December 31, 2009

NOTICE

The accompanying unaudited financial statements of ARIZONA GOLD AND ONYX MINING COMPANY f/k/a VIKING CAPITAL GROUP, INC. for the fiscal year ended December 31, 2009, have been prepared by management and approved by the Board of Directors of the Company.

These financial statements have not been reviewed by the external auditors of the Company.

ARIZONA GOLD AND ONYX MINING COMPANY f/k/a VIKING CAPITAL GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	December 31, 2009	December 31, 2008
ASSETS
Current
Cash and cash equivalents	$—	$—
Prepaid expenses	—	—
Notes receivable and accrued expenses	—	—
Total current assets	—	—

Property and Equipment
Computer equipment	157,000	157,000
Furniture and office equipment	21,000	21,000
	178,000	178,000
Accumulated depreciation and amortization	(178,000)	(176,000)
Net property and equipment	—	2,000

Capitalized Software	—	—
Long Term Note Receivable	—	—
Other assets (subsidiaries not doing business, assets 0)	4,000	4,000
Loss of other assets	(4,000)	—
Total Assets	$—	$6,000

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Current maturities of long-term and other current debt	$—	$—
Accounts payable	1,927,000	1,927,000
Current/Long Term Debt	1,950,000	1,806,000
Other accrued expenses	—	—
Total current liabilities	3,877,000	3,733,000

Long Term Debt	—	—

Total Liabilities	3,877,000	3,733,000

Shareholders' Equity
Preferred stock: $1.00 par value, 50,000,000 shares
authorized; -0- shares issued and outstanding	—	—
Common Stock, $0.001 par value, 150,000,000 shares authorized,
112,410,467 shares issued and outstanding at December 31, 2009 and 2008, respectively	112,410	112,410
Common Stock, Class B; $0.001 par value; 100,000 shares authorized,	—	—
51,000 shares issued and outstanding at December 31, 2009 and 2008, respectively	51	—
Additional Paid-in Capital	34,097,590	34,097,590
Accumulated Profit (Loss)	(38,087,051)	(37,937,000)
Total Shareholders' Equity	(3,877,000)	(3,727,000)

Total Liabilities and Shareholders' Equity	$—	$6,000

The accompanying notes are an integral part of these consolidated financial statements.

ARIZONA GOLD AND ONYX MINING COMPANY f/k/a VIKING CAPITAL GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the year ended December 31,
	2009	2008

REVENUE
Rental Income	$—	$—

COST OF REVENUE
Selling expenses	—	—

GROSS PROFIT (LOSS)	—	—

GENERAL AND ADMINISTRATIVE EXPENSES	65,000	—

Loss from Operations	(65,000)	—

OTHER INCOME (EXPENSE)
Interest income	—	—
Interest expense	—	—
Write off of long-term note receivable and related accrued interest	—	—
Loss from equity accounted investment	—	—
Other	—	—
Total Other Income (Expense), Net	—	—

NET LOSS BEFORE PROVISION FOR INCOME TAXES	(65,000)	—

Provision for Income Taxes	—	—

NET LOSS	$(65,000)	$—

EARNINGS (LOSS) PER BASIC AND DILUTED SHARES	$0.00	$0.00

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
SHARES OUTSTANDING	112,410,467	112,410,467

The accompanying notes are an integral part of these consolidated financial statements.

ARIZONA GOLD AND ONYX MINING COMPANY f/k/a VIKING CAPITAL GROUP, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As required by Rule 13a-15/15d-15 under the Securities and Exchange Act of 1934,as amended (the "Exchange Act"), as of December 31, 2009, we have carried out an evaluation of the effectiveness of the design and operation of our Company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our Company's management, our President (Principal Executive Officer) and Treasurer (Principal Accounting Officer). Based upon the results of that evaluation, our management has concluded that, as of December 31, 2009, our Company's disclosure controls and procedures were not effective and do not provide reasonable assurance that material information related to our Company required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management to allow timely decisions on required disclosure.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2009. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in INTERNAL CONTROL -- INTEGRATED FRAMEWORK.

Our management concluded that, as of December 31, 2009, our internal control over financial reporting was effective based on the criteria in INTERNAL CONTROL -- INTEGRATED FRAMEWORK issued by the COSO.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting identified in connection with the evaluation described above during the year ended December 31, 2009 that has materially affected or is reasonably likely to materially affect our internal controls over financial reporting.

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

All audit and other audit related fees during the year ended December 31, 2009 and 2008 is NIL.

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

