Form 10-K
period 2018-12-31
Arizona Gold & Onyx Mining Co
filed 2019-05-31
CIK 886093

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal years ended December 31, 2018, 2017, 2016, 2015, 2014, 2013, 2012, 2011 and 2010

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number 333-127953

ARIZONA GOLD AND ONYX MINING COMPANY

(Exact name of registrant as specified in its charter)

Utah (State or other jurisdiction of incorporation or organization)	87-0442090 (I.R.S. Employer Identification No.)
1627 West 14th Street Long Beach, CA	90813
(Address of principal executive offices)	(Zip Code)

(714) 609-9117

(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed from last report)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.

Yes o No x

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company Emerging growth company	☒ ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.). Yes ☒ No ☐

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter, based upon the closing sale price of the registrant’s common stock on June 30, 2018, as reported on the OTC Markets Group Inc. Pink tier (the “OTCPink”) was $1,114,000.

As of May 24, 2019 there were 146,859,077 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

We are filing this Comprehensive Form 10-K for the years ended December 31, 2018, 2017, 2016, 2015, 2014, 2013, 2012, 2011 and 2010 to provide audited financial statements and bring our filings current.

TABLE OF CONTENTS

ARIZONA GOLD AND ONYX MINING COMPANY

ANNUAL REPORTS ON COMPREHENSIVE FORM 10-K

FOR THE FISCAL YEARS ENDED

DECEMBER 31, 2018, 2017, 2016, 2015, 2014, 2013, 2012, 2011 AND 2010

PART I

Forward-Looking Statements

This Annual Report on Form 10-K contains forward looking statements. Forward-looking statements discuss matters that are not historical facts. Because they discuss future events or conditions, forward-looking statements may include words such as “anticipate,” “believe,” “estimate,” “intend,” “could,” “should,” “would,” “may,” “seek,” “plan,” “might,” “will,” “expect,” “predict,” “project,” “forecast,” “potential,” “continue” negatives thereof or similar expressions. Forward-looking statements contained in this Report speak only as of the date of this report, may be based on various underlying assumptions and current expectations about the future and are not guarantees. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, level of activity, performance or achievement to be materially different from the results of operations or plans expressed or implied by such forward-looking statements.

Although forward-looking statements in this report reflect the good faith judgment of our management, forward-looking statements are inherently subject to known and unknown risks, business, economic and other risks and factors that may cause actual results to be materially different from those discussed in these forward-looking statements. Many of those factors are outside of our control and could cause actual results to differ materially from the results expressed or implied by those forward-looking statements. Accordingly, you are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this report.

We assume no obligation to update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this report, other than as may be required by applicable law or regulation.

All references to “we,” “us,” or “our” refer to Arizona Gold and Onyx Mining Company and its consolidated subsidiaries.

Item 1. Business

Background

Arizona Gold and Onyx Mining Company (the “Company”) was incorporated on November 12, 1986, in the state of Utah under the name of Silver Harvest, Inc. In February 1990, the Company amended its Articles of Incorporation to change its name to Viking Capital Group, Inc. In June 2010, the Company changed its name to its name to Arizona Gold and Onyx Mining Company. On February 1, 2018, the Company changed its name to its name to Nuzia Pharmaceutical Corporation in anticipation of completion of a merger with California Biotech, Inc., owner of www.NunziaPharmaceutical.com. Due to lack of FINRA approval of the name change to Nunzia Pharmaceutical Corporation, on April 17, 2019, the Company changed its name back to Arizona Gold and Onyx Mining Company. The proposed transaction has not been consummated.

In February 2007, the company fell into default status after abandoning its business plan and for failing to file and pay annual fees to the State of Utah. On May 21, 2009, the Third District Court, in and for Salt Lake County, State of Utah, appointed a custodian to the Company. The custodian reestablished the Company in good standing, but did not resume operations. The Company was seeking an operating company with which to merge or to acquire.

On October 5, 2009, the court appointed custodian reverse split (1-for-10) the outstanding Class B Common Shares of 100,000 to 10,000 shares and issued a new certificate for 51,000 Class B Common Shares to Joseph Arcaro, former CEO, bringing the total outstanding Class B Common Shares of 61,000.

On October 6, 2009, the Company affected a reverse split of 1:300 resulting in the reduction of Class A common stock outstanding from 112,410,467 to approximately 375,000 shares.

On April 23, 2010, the Company filed Form 15 to suspend the Company’s reporting requirements under the Securities Exchange Act of 1934, as amended.

On May 21, 2010, the Company affected a reverse split of 1-for 10 resulting in the reduction of Class A common stock outstanding to 89,077 shares.

On June 17, 2010, Mr. Arcaro assigned 51,000 shares of Class B common stock to Michael Mitsunaga, CEO and Director.

On June 21, 2010, the Company issued 12,000,000 shares of Class A common stock in exchange for $5,000 of debt bringing the total issued and outstanding Class A common stock to 12,089,077 shares.

On June 28, 2010, the Company and Gold & Onyx Mining Company (“GOMC”) closed, a Securities Exchange Agreement (the “Merger”). Pursuant to the terms of the Merger, the Company changed its corporate name from Viking Capital Group, Inc. to Arizona Gold & Onyx Mining Company (“AGOMC”), and issued 131,000,000 shares to the shareholders of GOMC such that GOMC shareholders acquired approximately 91.6% of the total 143,089,077 shares of Class A common stock outstanding after the Merger.

The terms and conditions of the Merger gave rise to reverse merger accounting whereby Gold & Onyx Mining Company was deemed the acquirer for accounting purposes. Consequently, the assets and liabilities and the historical operations of Gold & Onyx Mining Company prior to the Merger are reflected in the financial statements and have been recorded at the historical cost basis of Gold & Onyx Mining Company.

In the purchase of GOMC by AGOMC, all seven subsidiaries of AGOMC became part of the combined corporation. These subsidiaries were: A1 Mining; NIAI Insurance Administrators, Inc. of California; Viking Capital Financial Services, Inc. of Texas; Viking Insurance Services, Inc. of Texas; Viking Systems, Inc. of Texas; Viking Administrators, Inc. of Texas; Viking Capital Ventures, Inc. of Texas; and 60% of Brentwood Re, Ltd. of the Island of Nevis. All of these subsidiaries have had their charters suspended or revoked and have been inactive for several years.

History of Gold and Onyx Mining Company

Global Resources Technologies, Inc. agreed on March 23, 2009 to issue 255,000,000 shares of its common stock in consideration of 100% of the outstanding stock of Arizona 1 BEM Mining Company (“A1 Mining”). A1 Mining was incorporated on January 19, 2009. On April 23, 2009, Global Resources Technologies, Inc. changed its name to Gold & Onyx Mining Company. On May 5, 2009, GOMC borrowed $23,000 from MS Assets pursuant to a Promissory Note, the funds to be used for legal fees, operational costs and geologic reports. A1 Mining, the subsidiary of GOMC was in the process of planning development of its mineral claims. However, in 2014, the Company did not renew its lease on the mineral properties located in Arizona and lost any rights under the lease effectively ending its planned business. Additionally, A1 Mining had its charter revoked by Nevada.

Planned Change of Control

On October 22, 2017, the Company and California Biotech, Inc., owner of www.NunziaPharmaceutical.com, entered into a Merger and Consolidation Agreement (the “MCA”). In anticipation of closing on the MCA, on February 1, 2018, the Board authorized a 7,000:1 reverse stock split (The Company filed with FINRA to approve the corporate action which is pending as of the date of this report) and amended its articles changing its name to Nunzia Pharmaceutical Corporation. A closing condition of the MCA is bringing the Company current with its SEC reporting requirements. Upon closing, the MCA provides for the Company to issue a single share for each single share of California Biotech, Inc. outstanding.

Employees

As of December 31, 2018, we have one part-time employee, Michael Mitsunaga, our CEO and Director who devotes as much time as the Board of Directors determine is necessary to carry out the affairs of the Company.  The Company utilizes independent contractors as needed.

ITEM 1A. RISK FACTORS

Smaller reporting companies are not required to provide the information required by this Item 1A.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Smaller reporting companies are not required to provide the information required by this item.

Item 2. Properties

The Company has no principal plants and does not lease office space.

Item 3. LEGAL PROCEEDINGS

We are not party to nor are we aware of any material pending lawsuit, litigation or proceeding.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is quoted on the OTC Pink tier (the “OTCPink”) under the symbol “VGCP”.

The following table sets forth the high and low bid quotations of our common stock for each quarter during the past two fiscal years as reported by the OTCPink:

	2017
	High	Low
First Quarter (January 1 – March 31)	$0.0003	0.0001
Second Quarter (April 1 – June 30)	$0.0058	0.0003
Third Quarter (July 1 – September 30)	$0.0034	0.0010
Fourth Quarter (October 1 – December 31)	$0.0068	0.0025

	2018
	High	Low
First Quarter (January 1 – March 31)	$0.0425	0.0012
Second Quarter (April 1 – June 30)	$0.0090	0.0013
Third Quarter (July 1 – September 30)	$0.0052	0.0020
Fourth Quarter (October 1 – December 31)	$0.0033	0.0020

The market price of our common stock is subject to significant fluctuations in response to variations in our quarterly operating results, general trends in the market, and other factors, over many of which we have little or no control. In addition, broad market fluctuations, as well as general economic, business and political conditions, may adversely affect the market for our common stock, regardless of our actual or projected performance.

On February 1, 2018, the Board of Directors authorized a one for seven thousand (1:7000) reverse stock split. As of the date of this filing, the Company is waiting for FINRA to approve this corporate action.

Holders

Our Certificate of Incorporation authorizes the issuance of up to 500,000,000 shares of Class A common stock, par value $0.001 per share and 100,000 shares of Class B Common Stock, par value $0.001 per share. As of April 15, 2019, there were 570 stockholders of record holding an aggregate of 148,859,077 shares of Class A Common Stock (this number does not include stockholders who hold their stock through brokers, banks and other nominees) and 61,000 shares of Class B Common Stock.

The Class B shares are the only shares entitled to vote for Board Members. Class A and B shares are entitled to vote on all other matters.

Transfer Agent

The transfer agent of our common stock is Pacific Stock Transfer, having an office at 6725 Via Austi Parkway, Suite 300, Las Vegas, NV 89119; their phone number is (702) 361-3033.

Dividend Policy

We have not paid any dividends on our common stock and our Board of Directors (the “Board”) presently intends to continue a policy of retaining earnings, if any, for use in our operations. The declaration and payment of dividends in the future, of which there can be no assurance, will be determined by the Board in light of conditions then existing, including earnings, financial condition, capital requirements and other factors. The Nevada Revised Statutes prohibit us from declaring dividends where, if after giving effect to the distribution of the dividend:

·	We would not be able to pay our debts as they become due in the usual course of business; or
·	Our total assets would be less than the sum of our total liabilities plus the amount that would be needed to satisfy the rights of stockholders who have preferential rights superior to those receiving the distribution.

Except as set forth above, there are no restrictions that currently materially limit our ability to pay dividends or which we reasonably believe are likely to limit materially the future payment of dividends on common stock.

Penny Stock

Our common stock trades at less than $5.00 per share and is therefore subject to the Securities and Exchange Commission’s penny stock rules.

Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system). Penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer’s account. The broker-dealer must also make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These requirements may have the effect of reducing the level of trading activity, if any, in the secondary market for a security that becomes subject to the penny stock rules. The additional burdens imposed upon broker-dealers by such requirements may discourage broker-dealers from effecting transactions in our securities, which could severely limit their market price and liquidity of our securities. These requirements may restrict the ability of broker-dealers to sell our common stock and may affect the ability of our stockholders to resell our common stock.

Securities Authorized for Issuance under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities

None.

Additional Information

Copies of our annual reports, quarterly reports, current reports, and any amendments to those reports, are available free of charge on the internet at www.sec.gov. All statements made in any of our filings, including all forward-looking statements, are made as of the date of the document(s) in which the statement is included, and we do not assume or undertake any obligation to update any of those statements or documents unless we are required to do so by law.

Item 7. Management’s Discussion and Analysis of Financial condition and results of operations

The following Management’s Discussion and Analysis (“MD&A”) is intended to help the reader understand the consolidated results of operations and financial condition of Arizona Gold and Onyx Mining Company and its subsidiaries. The MD&A is provided as a supplement to, and should be read in conjunction with financial statements and the accompanying notes to the financial statements included in this Comprehensive Form 10-K.

Our discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses and related disclosure of contingent assets and liabilities. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Overview

Viking Capital Group, Inc. (“Viking”) was incorporated on November 12, 1986, as a Utah business corporation under the name of Silver Harvest, Inc. to transact any business authorized under the general corporation law of Utah. On February 21, 1990 Viking amended its Articles of Incorporation to change its name to Viking Capital Group, Inc. with all the same provisions of the original articles to remain in full force.

Pursuant to a Stock Purchase Agreement dated August 1, 2001, Viking acquired 25% of the ownership of Beijing Fei Yun Viking Enterprises Company, Ltd. (“Fei Yun”), with its principal place of business located in Beijing, China. Twenty-five percent of this newly formed entity was acquired for common shares of Viking. A total of 7,500,000 common shares were issued directly to Fei Yun and the remaining 14,000,000 common shares were issued to the owners of the assets that were transferred into Fei Yun in conjunction with Viking’s purchase. The agreement to acquire 25% of Fei Yun was entered into on August 1, 2001 and was effective on December 3, 2001. Viking purchased an additional 71% of Fei Yun with the issuance of 1,800,000 shares of Viking’s preferred stock. After the acquisition of the additional 71% interest and through the divestiture date, Viking accounted for its investment in Fei Yun under the consolidation method.

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

Additionally, pursuant to a stock purchase agreement dated September 3, 2001, which became effective November 29, 2001, after receiving all necessary approvals from the Chinese authorities, Viking acquired 25% of Wuxi Viking Garments Co., Ltd (“Wuxi”), with its principal place of business located in Wuxi, China. This entity was acquired for 1,800,000 common shares of Viking. The total value of the common stock issued for the acquisition was $540,000. Until the divestiture date, Viking accounted for its investment in Wuxi using the equity method of accounting.

Effective March 28, 2003, the Company sold its 25% equity ownership position in Wuxi Viking Garment Co., Ltd. (Wuxi). Viking Capital Group, Inc. received 1.4 million of its common restricted shares in exchange for its 25% equity ownership position in Wuxi.

Subsequent to December 31, 2004, a number of events transpired that impacted the future operations and direction of the Company. In January 2005, the Company experienced a change of control associated with a significant acquisition and significant other changes that included a reduction of accrued compensation and previous related party receivables and payables.

On January 27, 2005, the Company acquired from FITT, Inc. (Seller), 60% of the authorized and issued outstanding common stock of Brentwood, Re, Ltd. (Brentwood), a St. Kitts, West Indies domiciled insurance company in exchange for 20,000,000 of the Company’s restricted common shares and 1,800,000 of the Company’s Series 2001 Callable Preferred shares. The Company valued the acquisition at $19,440,000, or the fair market value of the Company’s stock tendered and calculated using an average of the closing bid price on the day of transaction and the four trading days prior.

As a result of this acquisition and on this same date, the Company’s Chairman and Chief Executive Officer, Mr. William J. Fossen, announced his retirement and subsequently Mr. Steve Mills was appointed as Mr. Fossen’s successor. On January 27, 2005, the Company granted to Mr. Mills 8,000,000 restricted common stock options exercisable at $.05 per share for a period up to ten years from the date of award.

On December 3, 2003, the Company had announced a letter of intent to purchase Texamerican Food Marketing, Inc. from R. M. Sandifer, a member of Viking’s board of directors. Texamerican was owned equally by R. M. Sandifer and his wife. The unaudited revenues of Texamerican during year 2003 were approximately $7.1 million versus the projected $7.2 million contained in the press release. The proposed acquisition carries a purchase price of $3.5 million cash and 10 million common restricted shares. Due the Company changing control in January 2005, the Company discontinued pursuit of the acquisition.

On March 16, 2005, the Company’s former Chairman and Chief Executive Officer, W. J. Fossen, agreed to sell to a private company, affiliated with and controlled by Mr. Mills, his 100,000 shares of the Company’s Class “B” common stock in exchange for a cash down payment and a promissory note from the purchaser. Closing on this transaction was scheduled for April 1, 2005. The Class “B” shares, representing 100% of the authorized, issued and outstanding Class “B” shares, have the right to elect a majority of the Company’s directors. On this same date, Mr. Fossen also agreed to return for cancellation 18,300,000 of the Company’s common stock options previously awarded to him and outstanding at a weighted average exercise price of $0.11 per share and he also agreed to forgive the Company’s $1,145,399 deferred compensation obligation due him. The Company also agreed to accept shares in a private company controlled by Mr. Fossen in full payment of all promissory notes, including accured interest, totaling $101,970 due from Mr. W. J. Fossen to the Company. The shares acquired by the Company constituted less than 5% of outstanding shares of the subject company controlled by Mr. W. J. Fossen.

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

On March 17, 2005, a former Company officer and director, Matthew W. Fossen, agreed to return for cancellation 5,000,000 issued and outstanding common stock options exercisable at $0.06 per share and 1,000,000 issued and outstanding common stock options exercisable at $0.25 per share. In addition, for consideration of $5,414, Matthew W. Fossen also agreed to forgive $441,960 of deferred compensation obligations owed to him by the Company. On March 21, 2005, the Company agreed to acquire an investment in a private company controlled by this former Company officer and director. The Company tendered $20,000 cash and issued 1,500,000 of the Company’s restricted Class A common shares valued at $0.08 per share to purchase 140,000 common shares, or $1.00 per share, of this company. The Company also agreed to accept 28,190 shares of this same company in full payment of Matthew W. Fossen’s promissory notes and interest due to the Company in the total amount of $28,190.

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

On January 18, 2007 it was reported that Viking Capital Group, Inc had agreed to acquire from American Select Insurance Management Corporation all existing and future revenues of American Select. Viking also agreed to acquire all stock of NIA Corporation. These acquisitions were not consummated.

In February 2007, the company fell into default status after abandoning its business plan and for failing to file and pay annual fees to the State of Utah. On May 21, 2009, the Third District Court, in and for Salt Lake County, State of Utah, appointed Joseph Arcaro as custodian of the Company. Mr. Arcaro reestablished the Company in good standing, but did not resume operations. The Company was seeking an operating company with which to merge or to acquire.

On October 5, 2009, the court appointed custodian reverse split (1-for-10) the outstanding Class B Common Shares of 100,000 to 10,000 shares and issued a new certificate for 51,000 Class B Common Shares to Joseph Arcaro, former CEO, bringing the total outstanding Class B Common Shares of 61,000.

On October 6, 2009, the Company affected a reverse split of 1:300 resulting in the reduction of Class A Common Stock outstanding from 112,410,467 to approximately 375,000 shares.

On April 23, 2010, the Company filed Form 15 to suspend the Company’s reporting requirements under the Securities Exchange Act of 1934, as amended.

On May 21, 2010, the Company affected a reverse split of 1-for 10 resulting in the reduction of Class A Common Stock outstanding to 89,077 shares.

On June 17, 2010, Mr. Arcaro assigned 51,000 shares of Class B Common Stock to Michael Mitsunaga, CEO and Director.

On June 21, 2010, the Company issued 12,000,000 shares of Class A Common Stock in exchange for $5,000 of debt bringing the total issued and outstanding Class A Common Stock to 12,089,077 shares.

On June 28, 2010, the Company and Gold & Onyx Mining Company (“GOMC”) closed, a Securities Exchange Agreement (the “Merger”). Pursuant to the terms of the Merger, the Company changed its corporate name from Viking Capital Group, Inc. to Arizona Gold & Onyx Mining Company (“AGOMC”), and issued 131,000,000 shares to the shareholders of GOMC such that GOMC shareholders acquired approximately 91.6% of the total 143,089,077 shares of Class A Common Stock outstanding after the Merger.

The terms and conditions of the Merger gave rise to reverse merger accounting whereby Gold & Onyx Mining Company was deemed the acquirer for accounting purposes. Consequently, the assets and liabilities and the historical operations of Gold & Onyx Mining Company prior to the Merger are reflected in the financial statements and have been recorded at the historical cost basis of Gold & Onyx Mining Company.

In the purchase of GOMC by AGOMC, all seven subsidiaries of AGOMC became part of the combined corporation. These subsidiaries were: A1 Mining; NIAI Insurance Administrators, Inc. of California; Viking Capital Financial Services, Inc. of Texas; Viking Insurance Services, Inc. of Texas; Viking Systems, Inc. of Texas; Viking Administrators, Inc. of Texas; Viking Capital Ventures, Inc. of Texas; and 60% of Brentwood Re, Ltd. of the Island of Nevis. All of these subsidiaries have had their charters suspended or revoked and have been inactive for several years.

We are now considered a blank check company. The U.S. Securities and Exchange Commission (the "SEC") defines those companies as "any development stage company that is issuing a penny stock, within the meaning of Section 3 (a)(51) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and that has no specific business plan or purpose, or has indicated that its business plan is to merge with an unidentified company or companies." Under SEC Rule 12b-2 under the Securities Act of 1933, as amended (the "Securities Act"), we also qualify as a "shell company," because we have no or nominal assets (other than cash) and no or nominal operations. Many states have enacted statutes, rules and regulations limiting the sale of securities of "blank check" companies in their respective jurisdictions. Management does not intend to undertake any efforts to cause a market to develop in our securities, either debt or equity, until we have successfully concluded a business combination. We intend to comply with the periodic reporting requirements of the Exchange Act for so long as we are subject to those requirements.

Plan of Operation

Our current business plan is to attempt to identify and negotiate with a business target for the merger of that entity with and into our company. In certain instances, a target company may wish to become a subsidiary of ours or may wish to contribute or sell assets to us rather than to merge. No assurances can be given that we will be successful in identifying or negotiating with any target company. We seek to provide a method for a foreign or domestic private company to become a reporting or public company whose securities are qualified for trading in the United States secondary markets.

A business combination with a target company normally will involve the transfer to the target company of the majority of our issued and outstanding common stock, and the substitution by the target company of its own management and board of directors. No assurances can be given that we will be able to enter into a business combination, or, if we do enter into such a business combination, no assurances can be given as to the terms of a business combination, or as to the nature of the target company.

Evaluation of Opportunities

The analysis of new business opportunities will be undertaken by or under the supervision of the officers and directors of the Company. Management intends to concentrate on identifying prospective business opportunities which may be brought to its attention through present associations with management. In analyzing prospective business opportunities, management will consider such matters as the available technical, financial and managerial resources; working capital and other financial requirements; history of operation, if any; prospects for the future; present and expected competition; the quality and experience of management services which may be available and the depth of that management; the potential for further research, development or exploration; specific risk factors not now foreseeable but which then may be anticipated to impact the proposed activities of the Company; the potential for growth or expansion; the potential for profit; the perceived public recognition or acceptance of products, services or trades; name identification; and other relevant factors. Officers and directors of the Company will meet personally with management and key personnel of the firm sponsoring the business opportunity as part of their investigation. To the extent possible, the Company intends to utilize written reports and personal investigation to evaluate the above factors. The Company will not acquire or merge with any company for which audited financial statements cannot be obtained.

Acquisition of Opportunities

In implementing a structure for a particular business acquisition, the Company may become a party to a merger, consolidation, reorganization, joint venture, franchise or licensing agreement with another corporation or entity. It may also purchase stock or assets of an existing business. On the consummation of a transaction, it is possible that the present management and shareholders of the Company will not be in control of the Company. In addition, a majority or all of the Company's officers and directors may, as part of the terms of the acquisition transaction, resign and be replaced by new officers and directors without a vote of the Company's shareholders.

It is anticipated that any securities issued in any such reorganization would be issued in reliance on exemptions from registration under applicable Federal and state securities laws. In some circumstances, however, as a negotiated element of this transaction, the Company may agree to register such securities either at the time the transaction is consummated, under certain conditions, or at a specified time thereafter. The issuance of substantial additional securities and their potential sale into any trading market which may develop in the Company's common stock may have a depressive effect on such market. While the actual terms of a transaction to which the Company may be a party cannot be predicted, it may be expected that the parties to the business transaction will find it desirable to avoid the creation of a taxable event and thereby structure the acquisition in a so called "tax free" reorganization under Sections 368(a)(1) or 351 of the Internal Revenue Code of 1986, as amended (the "Code"). In order to obtain tax free treatment under the Code, it may be necessary for the owners of the acquired business to own 80% or more of the voting stock of the surviving entity. In such event, the shareholders of the Company would retain less than 20% of the issued and outstanding shares of the surviving entity, which could result in significant dilution in the equity of such shareholders.

As part of the Company's investigation, officers and directors of the Company will meet personally with management and key personnel, may visit and inspect material facilities, obtain independent analysis or verification of certain information provided, check references of management and key personnel, and take other reasonable investigative measures, to the extent of the Company's limited financial resources and management expertise.

The manner in which the Company participates in an opportunity will depend on the nature of the opportunity, the respective needs and desires of the Company and other parties, the management of the opportunity, and the relative negotiating strength of the Company and such other management.

With respect to any mergers or acquisitions, negotiations with target company management will be expected to focus on the percentage of the Company which target company shareholders would acquire in exchange for their shareholdings in the target company. Depending upon, among other things, the target company's assets and liabilities, the Company's shareholders will in all likelihood hold a lesser percentage ownership interest in the Company following any merger or acquisition. The percentage ownership may be subject to significant reduction in the event the Company acquires a target company with substantial assets. Any merger or acquisition effected by the Company can be expected to have a significant dilutive effect on the percentage of shares held by the Company's shareholders.

The Company will not have sufficient funds (unless it is able to raise funds in a private placement) to undertake any operations.

Accordingly, the Company will, in all likelihood, be required to either seek debt or equity financing or obtain funding from third parties, in exchange for which the Company would probably be required to give up a substantial portion of its interest in any acquired product. There is no assurance that the Company will be able either to obtain additional financing or interest third parties in providing funding for the further development, marketing and manufacturing of any products acquired.

It is anticipated that the investigation of specific business opportunities and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others. If a decision is made not to participate in a specific business opportunity the costs incurred in the related investigation would not be recoverable.

Furthermore, even if an agreement is reached for the participation in a specific business opportunity, the failure to consummate that transaction may result in a loss to the Company of the related costs incurred.

Management believes that the Company may be able to benefit from the use of "leverage" in the acquisition of a business opportunity. Leveraging a transaction involves the acquisition of a business through incurring significant indebtedness for a large percentage of the purchase price for that business.

Through a leveraged transaction, the Company would be required to use less of its available funds for acquiring the business opportunity and, therefore, could commit those funds to the operations of the business opportunity, to acquisition of other business opportunities or to other activities. The borrowing involved in a leveraged transaction would ordinarily be secured by the assets of the business opportunity to be acquired. If the business opportunity acquired is not able to generate sufficient revenues to make payments on the debt incurred by the Company to acquire that business opportunity, the lender would be able to exercise the remedies provided by law or by contract. These leveraging techniques, while reducing the amount of funds that the Company must commit to acquiring a business opportunity, may correspondingly increase the risk of loss to the Company. No assurance can be given as to the terms or the availability of financing for any acquisition by the Company. During periods when interest rates are relatively high, the benefits of leveraging are not as great as during periods of lower interest rates because the investment in the business opportunity held on a leveraged basis will only be profitable if it generates sufficient revenues to cover the related debt and other costs of the financing. Lenders from which the Company may obtain funds for purposes of a leveraged buy-out may impose restrictions on the future borrowing, distribution, and operating policies of the Company. It is not possible at this time to predict the restrictions, if any, which lenders may impose or the impact thereof on the Company.

Planned Change of Control

On October 22, 2017, the Company and California Biotech, Inc., owner of www.NunziaPharmaceutical.com, entered into a Merger and Consolidation Agreement (the “MCA”). In anticipation of closing on the MCA, on February 1, 2018, the Board authorized a 7,000:1 reverse stock split (The Company filed with FINRA to approve the corporate action which is pending as of the date of this report) and amended its articles changing its name to Nunzia Pharmaceutical Corporation. A closing condition of the MCA is bringing the Company current with its SEC reporting requirements. Upon closing, the MCA provides for the Company to issue a single share for each single share of California Biotech, Inc. outstanding.

Going Concern

The Company's financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern.

As of December 31, 2018, we had negative working capital of $293,967 and no assets. Management recognizes that in order for us to meet our capital requirements, and continue to operate, additional financing will be necessary. We expect to raise additional funds through private or public equity investment in order to expand the range and scope of our business operations. We will seek access to private or public equity but there is no assurance that such additional funds will be available for us to finance our operations on acceptable terms, if at all. If we are unable to raise additional capital or generate positive cash flow, it is unlikely that we will be able to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Results of Operations

For the Years Ended December 31, 2018, 2017, 2016, 2015, 2014, 2013, 2012, 2011 and 2010

Revenue

To date the Company has not generated revenue.

Total Operating Expenses

Total operating expenses for the year ended December 31, 2018 was $27,173, 2017 was $13,043, 2016 was $0, 2015 was $750, 2014 was $28,709, 2013 was $28,731, 2012 was $7,416, 2011 was $30,653 and 2010 was $71,319. The lack of expense was attributable to the lack of business operations. Further, all costs incurred resulted in a corresponding increase to our liabilities.

Liquidity and Capital Resources

As of December 31, 2018, we had $0 in cash. The Company is a blank check company.

The focus of our efforts is to acquire or develop an operating business. Despite no active operations at this time, management intends to continue in business and has no intention to liquidate the Company. We have considered various business alternatives including the possible acquisition of an existing business. Management has invested time evaluating several proposals for possible acquisition or combination. We presently own no real property and have no intention of acquiring any such property. Our primary expected expenses are comprised substantially of professional fees primarily related to our reporting requirements.

We may have to issue debt or equity or enter into a strategic arrangement with a third party. There can be no assurance that additional capital will be available to us. We currently have no agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources.

Contractual Obligations

None.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Recently Issued Accounting Pronouncements

See Note 2 to the Notes to the Company’s financial statements.

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk

Smaller reporting companies are not required to provide the information required by this item.

Item 8. Financial Statements

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
Report of Independent Registered Public Accounting Firm	14

Consolidated Balance Sheets as of December 31, 2018, 2017, 2016, 2015,	15
2014, 2013, 2012, 2011 and 2010

Consolidated Statements of Operations for the Years Ended December 31, 2018,	16
2017, 2016, 2015, 2014, 2013, 2012, 2011 and 2010

Consolidated Statements of Stockholders' Equity (Deficit) for the Years	17
Ended December 31, 2018, 2017, 2016, 2015, 2014, 2013, 2012, 2011 and 2010

Consolidated Statements of Cash Flows for the Years Ended December 31, 2018,	18
2017, 2016, 2015, 2014, 2013, 2012, 2011 and 2010

Notes to Consolidated Financial Statements	19

Page

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of Arizona Gold and Onyx Mining Company

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Arizona Gold and Onyx Mining Company as of December 31, 2018, 2017, 2016, 2015, 2014, 2013, 2012, 2011 and 2010, the related statements of operations, stockholders' equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018, 2017, 2016, 2015, 2014, 2013, 2012, 2011 and 2010, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has a significant accumulated deficit. In addition, the Company continues to experience negative cash flows from operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/ BF Borgers CPA PC

BF Borgers CPA PC

We have served as the Company's auditor since 2019

Lakewood, CO

May 30, 2019

ARIZONA GOLD AND ONYX MINING COMPANY

CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2018	2017	2016	2015	2014	2013	2012	2011	2010

ASSETS
Total assets	$—	$—	$—	$—	$—	$—	$—	$—	$—

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued liabilities	$62,490	$68,996	$56,596	$56,596	$55,846	$52,137	$48,406	$44,295	$40,337
Related party advances	208,477	183,395	182,752	182,752	182,752	157,752	132,752	129,447	102,752
Related party promissory note	23,000	23,000	23,000	23,000	23,000	23,000	23,000	23,000	23,000
Total current liabilities	293,967	275,391	262,348	262,348	261,598	232,889	204,158	196,742	166,089

Commitments and contingencies

Stockholders' deficit
Common stock; Class A, $0.001 par value, 500,000,000 shares authorized, 146,859,077 shares issued and outstanding at December 31, 2018, 2017, 2016, 2015, 2014, 2013, 2012, 2011 and 2010	146,859	146,859	146,859	146,859	146,859	146,859	146,859	146,859	146,859
Common stock; Class B, $0.001 par value, 100,000 shares authorized, 61,000 shares issued and outstanding at December 31, 2018, 2017, 2016, 2015, 2014, 2013, 2012, 2011 and 2010	61	61	61	61	61	61	61	61	61
Additional paid-in capital	(143,690)	(143,690)	(143,690)	(143,690)	(143,690)	(143,690)	(143,690)	(143,690)	(143,690)
Retained deficit	(297,197)	(278,621)	(265,578)	(265,578)	(264,828)	(236,119)	(207,388)	(199,972)	(169,319)
Total stockholders' deficit	(293,967)	(275,391)	(262,348)	(262,348)	(261,598)	(232,889)	(204,158)	(196,742)	(166,089)
Total liabilities and stockholders' deficit	$—	$—	$—	$—	$—	$—	$—	$—	$—

(The accompanying notes are an integral part of these consolidated financial statements)

ARIZONA GOLD AND ONYX MINING COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2018, 2017, 2016, 2015, 2014, 2013, 2012, 2011 AND 2010

	For the Years Ended December 31,
	2018	2017	2016	2015	2014	2013	2012	2011	2010

Revenue	$—	$—	$—	$—	$—	$—	$—	$—	$—

Operating expense
General and administrative	27,172	13,043	—	750	28,709	28,731	7,416	30,653	71,319
Total operating expense	27,172	13,043	—	750	28,709	28,731	7,416	30,653	71,319

Loss from operations	(27,172)	(13,043)	—	(750)	(28,709)	(28,731)	(7,416)	(30,653)	(71,319)
Gain from the forgiveness of accounts payable	8,596	—	—	—	—	—	—	—	—
Provision for income taxes	—	—	—	—	—	—	—	—	—
Net loss	$(18,576)	$(13,043)	$—	$(750)	$(28,709)	$(28,731)	$(7,416)	$(30,653)	$(71,319)

Basic and Diluted Loss per Common Share	$(0.00)	$(0.00)	$—	$(0.00)	$(0.00)	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding - basic and diluted	146,859,077	146,859,077	146,859,077	146,859,077	146,859,077	146,859,077	146,859,077	146,859,077	139,052,639

(The accompanying notes are an integral part of these consolidated financial statements)

ARIZONA GOLD AND ONYX MINING COMPANY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2018, 2017, 2016, 2015, 2014, 2013, 2012, 2011 and 2010

	Class A Common Stock		Class B Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Retained Deficit	Total Stockholders' Deficit
Balance, December 31, 2009	131,000,000	$131,000	-	$-	$(131,000)	$(98,000)	$(98,000)

Shares issued in merger	12,089,077	12,089	61,000	61	(12,150)	—	—
Stock issued inlieu of payment of liabilities	3,770,000	3,770	—	—	(540)	—	3,230
Net loss for the year ended December 31, 2010	—	—	—	—	—	(71,319)	(71,319)
Balance, December 31, 2010	146,859,077	146,859	61,000	61	(143,690)	(169,319)	(166,089)

Net loss for the year ended December 31, 2011	—	—	—	—	—	(30,653)	(30,653)
Balance, December 31, 2011	146,859,077	146,859	61,000	61	(143,690)	(199,972)	(196,742)

Net loss for the year ended December 31, 2012	—	—	—	—	—	(7,416)	(7,416)
Balance, December 31, 2012	146,859,077	146,859	61,000	61	(143,690)	(207,388)	(204,158)

Net loss for the year ended December 31, 2013	—	—	—	—	—	(28,731)	(28,731)
Balance, December 31, 2013	146,859,077	146,859	61,000	61	(143,690)	(236,119)	(232,889)

Net loss for the year ended December 31, 2014	—	—	—	—	—	(28,709)	(28,709)
Balance, December 31, 2014	146,859,077	146,859	61,000	61	(143,690)	(264,828)	(261,598)

Net loss for the year ended December 31, 2015	—	—	—	—	—	(750)	(750)
Balance, December 31, 2015	146,859,077	146,859	61,000	61	(143,690)	(265,578)	(262,348)

Net loss for the year ended December 31, 2016	—	—	—	—	—	—	—
Balance, December 31, 2016	146,859,077	146,859	61,000	61	(143,690)	(265,578)	(262,348)

Net loss for the year ended December 31, 2017	—	—	—	—	—	(13,043)	(13,043)
Balance, December 31, 2017	146,859,077	146,859	61,000	61	(143,690)	(278,621)	(275,391)

Net loss for the year ended December 31, 2018	—	—	—	—	—	(18,576)	(18,576)
Balance, June 30, 2018	146,859,077	$146,859	61,000	$61	$(143,690)	$(297,197)	$(293,967)

(The accompanying notes are an integral part of these consolidated financial statements)

ARIZONA GOLD AND ONYX MINING COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2018, 2017, 2016, 2015, 2014, 2013, 2012, 2011 and 2010

	Years Ended December 31,
	2018	2017	2016	2015	2014	2013	2012	2011	2010
Cash flows from operating activities
Net loss	$(18,576)	$(13,043)	$—	$(750)	$(28,709)	$(28,731)	$(7,416)	$(30,653)	$(71,319)
Adjustments to reconcile net loss to net cash flows from operating activities
Common stock issued in lieu of payment of liabilities	—	—	—	—	—	—	—	—	3,230
Gain due to forgiveness of accounts payable	(8,596)	—	—	—	—	—	—	—	—
Changes in operating assets and liabilities:
Increase in accounts payable and accrued expenses	2,090	12,400	—	750	3,709	3,731	4,111	3,958	40,337
Increase in related party advances	25,082	643	—	—	25,000	25,000	3,305	26,695	27,752
Net cash flows from operating activities	—	—	—	—	—	—	—	—	—

Change in cash and cash equivalents	—	—	—	—	—	—	—	—	—

Cash and cash equivalents at beginning of period	—	—	—	—	—	—	—	—	—

Cash and cash equivalents at end of period	$—	$—	$—	$—	$—	$—	$—	$—	$—

Supplemental disclosure of cash flow information:
Interest paid in cash	$—	$—	$—	$—	$—	$—	$—	$—	$—
Income taxes paid in cash	$—	$—	$—	$—	$—	$—	$—	$—	$—

(The accompanying notes are an integral part of these consolidated financial statements)

ARIZONA GOLD AND ONYX MINING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED

December 31, 2018, 2017, 2016, 2015, 2014, 2013, 2012, 2011 and 2010

NOTE 1 – Organization and Going Concern

Organization

Our Company’s name is Arizona Gold and Onyx Mining Company (the “Company”). The Company was incorporated on November 12, 1986, in the state of Utah under the name of Silver Harvest, Inc. In February 1990, the Company amended its Articles of Incorporation to change its name to Viking Capital Group, Inc. In June 2010, the Company changed its name to its name to Arizona Gold and Onyx Mining Company. On February 1, 2018, the Company changed its name to its name to Nuzia Pharmaceutical Corporation in anticipation of completion of a merger with California Biotech, Inc., owner of www.NunziaPharmaceutical.com. Due to lack of FINRA approval of the name change to Nunzia Pharmaceutical Corporation, on April 17, 2019, the Company changed its name back to Arizona Gold and Onyx Mining Company. The proposed transaction has not been consummated.

In February 2007, the company fell into default status after abandoning its business plan and for failing to file and pay annual fees to the State of Utah. On May 21, 2009, the Third District Court, in and for Salt Lake County, State of Utah, appointed a custodian to the Company. The custodian reestablished the Company in good standing, but did not resume operations. The Company was seeking an operating company with which to merge or to acquire.

On October 5, 2009, the court appointed custodian reverse split (1-for-10) the outstanding Class B Common shares of 100,000 to 10,000 shares and issued a new certificate for 51,000 Class B Common shares to Joseph Arcaro, former CEO, bringing the total outstanding Class B Common shares of 61,000.

On October 6, 2009, the Company affected a reverse split of 1:300 resulting in the reduction of Class A Common Stock outstanding from 112,410,467 to approximately 375,000 shares.

On April 23, 2010, the Company filed Form 15 to suspend the Company’s reporting requirements under the Securities Exchange Act of 1934, as amended.

On May 21, 2010, the Company affected a reverse split of 1-for 10 resulting in the reduction of Class A Common Stock outstanding to 89,077 shares.

On June 21, 2010, the Company issued 12,000,000 shares of Class A Common Stock in exchange for $5,000 of debt bringing the total issued and outstanding Class A Common Stock to 12,089,077 shares.

On June 28, 2010, the Company and Gold & Onyx Mining Company (“GOMC”) closed, a Securities Exchange Agreement (the “Merger”). Pursuant to the terms of the Merger, the Company changed its corporate name from Viking Capital Group, Inc. to Arizona Gold & Onyx Mining Company (“AGOMC”), and issued 131,000,000 shares to the shareholders of GOMC such that GOMC shareholders acquired approximately 91.6% of the total 143,089,077 shares of Class A Common Stock outstanding after the Merger.

The terms and conditions of the Merger gave rise to reverse merger accounting whereby Gold & Onyx Mining Company was deemed the acquirer for accounting purposes. Consequently, the assets and liabilities and the historical operations of Gold & Onyx Mining Company prior to the Merger are reflected in the financial statements and have been recorded at the historical cost basis of Gold & Onyx Mining Company.

In the purchase of GOMC by AGOMC, all seven subsidiaries of AGOMC became part of the combined corporation. These subsidiaries were: A1 Mining; NIAI Insurance Administrators, Inc. of California; Viking Capital Financial Services, Inc. of Texas; Viking Insurance Services, Inc. of Texas; Viking Systems, Inc. of Texas; Viking Administrators, Inc. of Texas; Viking Capital Ventures, Inc. of Texas; and 60% of Brentwood Re, Ltd. of the Island of Nevis. All of these subsidiaries have had their charters suspended or revoked and have been inactive for several years.

On October 22, 2017, the Company and California Biotech, Inc., owner of www.NunziaPharmaceutical.com, entered into a Merger and Consolidation Agreement (the “MCA”). In anticipation of closing on the MCA, on February 1, 2018, the Board authorized a 7,000:1 reverse stock split (The Company filed with FINRA to approve the corporate action which is pending as of the date of this report) and amended its articles changing its name to Nunzia Pharmaceutical Corporation. A closing condition of the MCA is bringing the Company current with its SEC reporting requirements. Upon closing, the MCA provides for the Company to issue a single share for each single share of California Biotech, Inc. outstanding.

Going Concern

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs to allow it to continue as a going concern. As of December 31, 2018, the Company had an accumulated deficit of $297,197. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

In view of these conditions, the ability of the Company to continue as a going concern is in doubt and dependent upon achieving a profitable level of operations and on the ability of the Company to obtain necessary financing to fund ongoing operations. Historically, the Company has relied upon internally generated funds and funds from the sale of shares of stock, issuance of promissory notes and loans from its shareholders and private investors to finance its operations and growth. Management is planning to raise necessary additional funds for working capital through loans and/or additional sales of its common stock. However, there is no assurance that the Company will be successful in raising additional capital or that such additional funds will be available on acceptable terms, if at all. Should the Company be unable to raise this amount of capital its operating plans will be limited to the amount of capital that it can access. These financial statements do not give effect to any adjustments which will be necessary should the Company be unable to continue as a going concern and therefore be required to realize its assets and discharge its liabilities in other than the normal course of business and at amounts different from those reflected in the accompanying financial statements.

NOTE 2 – Summary of Significant Accounting Policies

Principles of Consolidation

These consolidated financial statements presented are those of the Company and its wholly owned subsidiaries, A1 Mining; NIAI Insurance Administrators, Inc. of California; Viking Capital Financial Services, Inc. of Texas; Viking Insurance Services, Inc. of Texas; Viking Systems, Inc. of Texas; Viking Administrators, Inc. of Texas; Viking Capital Ventures, Inc. of Texas; and 60% of Brentwood Re, Ltd. of the Island of Nevis. All subsidiaries have had their charters suspended or revoked and have been inactive for several years. All intercompany balances and transactions have been eliminated.

Accounting estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ significantly from those estimates.

Cash and cash equivalents

The Company considers all highly liquid instruments purchased with an original maturity of three months or less and money market accounts to be cash equivalents.

Income Taxes

The Company accounts for income taxes using the asset and liability method. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributed to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and tax credits and loss carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences and carry-forwards are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is established when necessary to reduce deferred tax assets to amounts expected to be realized. The Company reports a liability for unrecognized tax benefits resulting from uncertain income tax positions, if any, taken or expected to be taken in an income tax return. Estimated interest and penalties are recorded as a component of interest expense or other expense, respectively.

Fair Value Measurements

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Company utilizes a three-tier fair value hierarchy which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurement) and the lowest priority to unobservable inputs (level 3 measurements). These tiers include:

Level 1, defined as observable inputs such as quoted prices for identical instruments in active markets;

Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

During the periods covered by this report, the Company did not have any assets or liabilities that were required to be measured at fair value on a recurring basis or on a non-recurring basis.

Fair Value of Financial Instruments

The Company’s financial instruments consist of accounts payable, accrued expenses and notes payable. The carrying amounts of the Company’s financial instruments approximate fair value because of the short term maturity of these items. These fair value estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect those estimates. We do not hold or issue financial instruments for trading purposes, nor do we utilize derivative instruments.

Net Income (Loss) Per Share

The computation of basic earnings per share (“EPS”) is based on the weighted average number of shares that were outstanding during the period, including shares of common stock that are issuable at the end of the reporting period. The computation of diluted EPS is based on the number of basic weighted-average shares outstanding plus the number of common shares that would be issued assuming the exercise of all potentially dilutive common shares outstanding using the treasury stock method. The Company had no potentially dilutive securities as of December 31, 2018.

Recent Accounting Pronouncements

Any reference in these notes to applicable accounting guidance is meant to refer to the authoritative non-governmental US GAAP as found in the Financial Accounting Standards Board's Accounting Standards Codification.

We review new accounting standards as issued. Although some of these accounting standards issued or effective after the end of our previous fiscal year may be applicable to us, we have not identified any standards that we believe merit discussion. We believe that none of the new standards will have a significant impact on our financial statements.

NOTE 3 – Mineral Property

The mineral property to which the Company, through its subsidiary A1 Mining, had rights was as follows:

AMC 362655 of Nature’s Beauty Unlimited, Section 14 - On March 14, 2009, A1 Mining obtained the exclusive right and privilege from NATURAL STONE AND MINERAL, LLC to explore for, develop and mine any ores, minerals and material on or under the Property (Section #14). In consideration for this right and privilege, A1 Mining agreed to pay NATURAL STONE AND MINERAL, LLC one percent (1%) quarterly of the net revenue from all minerals mined and removed from the Property (other than those removed in non-commercial quantities for testing and sampling purposed); or, $5,000, which ever was greater.

No recognized mineral appraisals were carried out and the rights to mine the properties lapsed in 2014. Additionally, A1 Mining had its charter revoked by Nevada.

NOTE 4 – Current Liabilities

Accounts Payable and Accrued Expenses

During the year ended Decemner 31, 2010, the Company received funds from various third parties totaling $40,000 which were used for operating expenses and remain unpaid through December 31, 2018. Accounts payable and accrued expenses increased each year from 2011 through 2017 primarily due to stock agent fees and legal fees.

Related party Advances

From time-to-time the Company’s CEO has advanced funds to cover administrative costs related to maintaining the corporate entity and with the intent to bring its public filings current. Additionally, other related parties have provided services and or paid for costs on behalf of the Company. As of December 31, 2010, the balances advanced totaled $102,752. From 2010 through 2018, no reimbursements of related party advances were made to any related party due to the lack of funding. Related party advances grew by $27,752 in 2010, $26,695 in 2011, $3,305 in 2012, $25,000 in 2013, $25,000 in 2014, $0 in 2015 and 2016, $643 in 2017 and $25,082 in 2018.

Related Party Promissory Note

On May 9, 2009, the Company issued a non-interest bearing promissory note to our CEO in exchange for services. The note matured on May 5, 2010 and is currently in default.

NOTE 5 – Stockholder’s Equity

Preferred Stock

The Company has Preferred stock: $1.00 par value; 50,000,000 shares authorized with no shares issued and outstanding.

Common Stock

The Company has 500,000,000 shares of Class A Common Stock authorized of which 146,859,077 shares are issued and outstanding as of December 31, 2010 and 2018.

The Company has 100,000 shares of Class B Common Stock authorized of which 61,000 shares are issued and outstanding as of December 31, 2010 and 2018.

The Class B shares are the only shares entitled to vote for Board Members. Class A and B shares are entitled to vote on all other matters.

On October 5, 2009, the court-appointed Custodian reverse split (1-for-10) the outstanding Class B Common shares of 100,000 to 10,000 shares and issued a new certificate for 51,000 to Joseph Arcaro, former CEO, bringing the total outstanding Class B Common shares to 61,000.

On October 6, 2009, the Company affected a reverse split of 1:300 resulting in the reduction of Class A Common Stock outstanding from 112,410,467 to approximately 375,000 shares.

On February 23, 2010, Mr. Arcaro was issued 400,000 shares of Class A Common Stock.

On May 20, 2010, the Company affected a reverse stock split of 1:10 resulting in the reduction of Class A Common Stock outstanding from approximately 775,000 shares to approximately 89,077 shares after giving effect to prior stock-split split adjustments.

On June 17, 2010, Joseph Arcaro assigned 51,000 shares of Class B Common Stock to Michael Mitsunaga, CEO.

On June 21, 2010, the Company issued 12,000,000 shares of Class A Common Stock in exchange for $5,000 of debt.

On June 28, 2010, the Company issued 131,000,000 shares of Class A Common Stock to the shareholders of Gold & Onyx Mining Company pursuant to the Merger.

On August 3, 2010, the Company issued 3,770,000 shares of Class A Common Stock in lieu of payment of related party advances totaling $3,230.

No shares of Class A or Class B Common Stock have been issued or canceled from 2011 through 2018.

On February 1, 2018, the Board of Directors authorized a one for seven thousand (1:7000) reverse stock split which will reduce the current outstanding shares of Class A Common Stock from 146,859,077 shares outstanding to approximately 20,980 shares outstanding. As of the date of this filing, the Company is waiting for FINRA to approve this corporate action. All share based amounts will be updated to reflect this reverse stock split after FINRA approves the action.

NOTE 6 – Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets at December 31, 2018, 2017, 2016, 2015, 2014, 2013, 2012, 2011 and 2010 are as follows:

	2018	2017	2016	2015	2014	2013	2012	2011	2010
Deferred tax assets:
Net operating loss carryforwards	$297,197	$278,621	$265,578	$265,578	$264,828	$236,119	$207,388	$199,972	$169,319
Statutory tax rate	21%	21%	21%	21%	21%	21%	21%	21%	21%
Total deferred tax assets	62,411	58,510	55,771	55,771	55,614	49,585	43,551	41,994	35,557
Less: valuation allowance	(62,411)	(58,510)	(55,771)	(55,771)	(55,614)	(49,585)	(43,551)	(41,994)	(35,557)
Net deferred tax asset	$—	$—	$—	$—	$—	$—	$—	$—	$—

A reconciliation between the amount of income tax benefit determined by applying the applicable U.S. statutory income tax rate to pre-tax loss for the years ended December 31, 2018, 2017, 2016, 2015, 2014, 2013, 2012, 2011 and 2010 is as follows:

	2018	2017	2016	2015	2014	2013	2012	2011	2010
Federal Statutory Rate	$(3,901)	$(2,739)	$—	$(158)	$(6,029)	$(6,034)	$(1,557)	$(6,437)	$(14,977)
Nondeductible expenses	—	—	—	—	—	—	—	—	—
Change in allowance on deferred tax assets	(3,901)	(2,739)	—	(158)	(6,029)	(6,034)	(1,557)	(6,437)	(14,977)
	$—	$—	$—	$—	$—	$—	$—	$—	$—

The net increase in the valuation allowance for deferred tax assets was $6,437, $1,557, $6,034, $6,029, $158, $0, $2,739 and $3,901 for the years ended December 31, 2011, 2012, 2013, 2014, 2015, 2016, 2017 and 2018, respectively. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Due to the uncertainty of realizing the deferred tax asset, management has recorded a valuation allowance against the entire deferred tax asset.

For federal income tax purposes, the Company has net U.S. operating loss carry forwards at December 31, 2018 available to offset future federal taxable income, if any, of $297,197. The utilization of the tax net operating loss carry forwards may be limited due to ownership changes that have occurred as a result of sales of common stock.

The fiscal years 2015 through 2017 remain open to examination by federal authorities and other jurisdictions in which the Company operates.

NOTE 8 - Merger

On June 28, 2010, the Company and Gold & Onyx Mining Company closed, a Securities Exchange Agreement. Pursuant to the terms of the Merger, the Company changed its corporate name from Viking Capital Group, Inc. to Arizona Gold & Onyx Mining Company, and issued 131,000,000 shares to the shareholders of GOMC such that GOMC shareholders acquired approximately 91.6% of the total 143,089,077 shares of Class A Common Stock outstanding after the Merger.

The terms and conditions of the Merger gave rise to reverse merger accounting whereby Gold & Onyx Mining Company was deemed the acquirer for accounting purposes. Consequently, the assets and liabilities and the historical operations of Gold & Onyx Mining Company prior to the Merger are reflected in the financial statements and have been recorded at the historical cost basis of Gold & Onyx Mining Company.

Our financial statements include the assets and liabilities of both the Company and GOMC. The Merger was accounted for under recapitalization accounting whereby the equity of GOMC is presented as the equity of the combined enterprise and the capital account of the Company is adjusted to reflect the par value of the outstanding stock of GOMC after giving effect to the number of shares issued in the Merger. Shares retained by the Company shareholders (12,089,077 Class A common shares and 61,000 Class B Common shares) are reflected as an issuance as of the reverse merger date for the historical amount of the net liabilities of GOMC.

The following financial information has been developed by application of pro forma adjustments to the historical financial statements of the Company appearing elsewhere in this Current Report. The unaudited pro forma information gives effect to the Merger which has been assumed to have occurred on June 28, 2010 for purposes of the statement of operations. The Company evaluated the existence of intangible assets that should be recognized in business combinations, pursuant to ASC 805-20-25-4. No intangible assets were identified.

The unaudited pro forma financial information is presented for informational purposes only and does not purport to represent what the results of operations or financial position of the Company would have been had the transactions described above actually occurred on the dates indicated, nor do they purport to project the financial condition of the Company for any future period or as of any future date. The unaudited pro forma financial information should be read in conjunction with the Company's financial statements and notes thereto included elsewhere in this Current Report.

The condensed consolidated pro forma results of operations for the six months ended June 28, 2010 and year ended December 31, 2009 are as follows:

ARIZONA GOLD AND ONYX MINING COMPANY

Unaudited Consolidated Statements of Operations

	Six Months Ended June 28, 2010			Year Ended December 31, 2009
	GOMC	AGOMC		GOMC	AGOMC
	Actual	Actual	Pro Forma	Actual	Actual	Pro Forma

Revenue	$—	$—	$—	$—	$—	$—

Expenses
Selling, general and administrative	—	—	—	98,000	65,000	163,000
Total expenses	—	—	—	98,000	65,000	163,000

Income (loss) from operations	—	—	—	(98,000)	(65,000)	(163,000)
Provision for income taxes	—	—	—	—	—	—
Net earnings (loss)	$—	$—	$—	$(98,000)	$(65,000)	$(163,000)

Common stock outstanding	131,000,000		131,000,000	131,000,000		131,000,000
Common stock issued in Merger		12,089,077	12,089,077		12,089,077	12,089,077
Total common shares outstanding			143,089,077			143,089,077

Net income (loss) per common share			$—			$(0.00)

The condensed consolidated pro forma financial position as of the date of merger is as follows:

ARIZONA GOLD AND ONYX MINING COMPANY

(f/k/a VIKING CAPITAL GROUP, INC.)

UNAUDITED CONSOLIDATED PRO FORMA BALANCE SHEETS

AS OF JUNE 28, 2010

	Viking Capital	Gold & Onyx
	Group, Inc.	Mining Company
	(Public Co.)	(Private Co.)
	(AGOMC)	(GOMC)
	Accounting	Accounting	Merger
	Acquiree	Acquiror	Adjustments	Pro Forma
ASSETS

Total assets	$—	$—	$—	$—

LIABILITIES AND STOCKHOLDERS' DEFICIT

Accounts payable and accrued liabilities	$5,000	$75,000	$(5,000)	$75,000
Non interest bearing promissory note	—	23,000	—	23,000
Total current liabilities	5,000	98,000	(5,000)	98,000
Total liabilities	5,000	98,000	(5,000)	98,000

Commitments and contingencies

Stockholders' equity (deficit)
Common stock; Class A, $0.001 par value, 500,000,000 shares authorized	12,089	306,000	(175,000)	143,089
Common stock; Class B, $0.001 par value, 100,000 shares authorized	61	—	—	61
Additional paid-in capital	34,074,850	(306,000)	(33,912,000)	(143,150)
Retained deficit	(34,092,000)	(98,000)	34,092,000	(98,000)
Total stockholders' deficit	(5,000)	(98,000)	5,000	(98,000)
Total liabilities and stockholders' deficit	$—	$—	$—	$—

NOTE 9 – Subsequent Events

Management has reviewed material events subsequent of the period ended December 31, 2018 and prior to the filing of financial statements in accordance with FASB ASC 855 “Subsequent Events”.

On April 17, 2019, the Company changed its name back to Arizona Gold and Onyx Mining Company from Nunzia Pharmaceutical Corporation due to lack of FINRA approval of the name change to Nunzia Pharmaceutical Corporation. The proposed transaction has not been consummated.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) (the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures are not effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

(b) Management’s Report on Internal Control over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Our management assessed the effectiveness of the Company’s internal control over financial reporting as of the end of the period covered by this report. The framework used by management in making that assessment was the criteria set forth in the document entitled “ Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, our CEO and CFO have determined and concluded that, as of the end of the period covered by this report, the Company’s internal control over financial reporting was not effective.

As defined by Auditing Standard No. 5, “An Audit of Internal Control Over Financial Reporting that is Integrated with an Audit of Financial Statements and Related Independence Rule and Conforming Amendments,” established by the Public Company Accounting Oversight Board ("PCAOB"), a material weakness is a deficiency or combination of deficiencies that result in a more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected. In connection with the assessment described above, management identified the following control deficiencies that represent material weaknesses as of the end of the period covered by this report:

•	The Company does not have policies and procedures or accounting systems in place to ensure the timely review, disclosure and accurate financial reporting for significant agreements and transactions.

•	The Company does not have an independent audit committee in place, which would provide oversight of the Company’s officers, operations and financial reporting function.

Due to our small size, we were not able to immediately take any action to remediate these material weaknesses. Notwithstanding the assessment that our Internal Controls over Financial Reporting was not effective and that there were material weaknesses identified herein, we believe that our financial statements contained in this Annual Report fairly present our financial position, results of operations and cash flows for the years covered thereby in all material respects.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

Remediation Plan to Address the Material Weaknesses in Internal Control over Financial Reporting

In order to remediate the material weaknesses, the Company needs to (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. As of the end of the period covered by this report, we have not been able to remediate the material weaknesses identified above. The remediation efforts set out are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts will continue to be delayed.

(c) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

DIRECTORS AND EXECUTIVE OFFICERS

The following table sets forth the names and ages of all of our directors and executive officers as of the date of this report. We have a Board comprised of three members. Each director holds office until a successor is duly elected or appointed. Executive officers serve at the discretion of the Board and are appointed by the Board. Also provided herein are brief descriptions of the business experience of each of the directors and officers during the past five years, and an indication of directorships held by each director in other companies subject to the reporting requirements under the Federal securities law.

Name	Age	Current Position With Us	Director or Officer Since
Michael Mitsunaga	63	Chief Executive Officer and Director	June 28, 2010
Kim Halvorson	54	Director and Secretary	February 1, 2018
Richard Johnson	86	Chief Financial Officer and Director	July 1, 2010

Former Officers and Directors

Joseph Acaro, President, Treasurer, Secretary and Director since May 21, 2009, resigned on June 18, 2010.

Morgan Scudi, President, Treasurer, Secretary and Director since June 18, 2010, resigned on June 28, 2010.

Eduardo Stallings, Director since July 2, 2010, resigned on February 1, 2018.

Brandon Martin, Director since July 2, 2010, resigned on February 1, 2018.

Philip Martin, Treasurer and Director since July 2, 2010, resigned on February 1, 2018.

Biographical Information

Set forth below are the names of all of our directors and executive officers, all positions and offices held by each person, the period during which each has served as such, and the principal occupations and employment of such persons during at least the last five years, and other director positions held currently or during the last five years:

Current Directors and Officers

Michael Mitsunaga. Since 2009, Mr. Mitsunaga has served as the President, CEO and Director of the Company. Mr. Mitsunaga also currently serves as president of TSM Trading Import/Export Company and consultant to TSM Recovery and Recycling, Inc. Both companies were founded by Mr. Mitsunaga in the 1980’s. TSM Recovery and Recycling specializes in the treatment and disposal of hazardous and biomedical waste. From 1999 to 2005, Mr. Mitsunaga served as CEO/President for Automatic Medical Technologies, Inc. where he was responsible for Developing new product lines, International and National Sale and Marketing. From 1991 – 1996, Mr. Mitsunaga became the President of North America for Union Pacific Foods and was responsible for the sale of products to National Distributors, Brokers and International Trading Companies. Mr. Mitsunaga continues to provide consulting and advisory services to businesses. Over the course of his entrepreneurial career, Mr. Mitsunaga has earned a wealth of international and public company business experience through the myriad of business dealings in Asia and the Pacific.

Kim Halvorson. Ms. Halvorson is seasoned Business Development and Marketing professional that thrives in new and innovative environments. Over her 25 year healthcare career, she has contributed to all spectrums of the business continuum. She started in medical practice management software systems and then moved to holding strategic roles in large corporate structures such as Dell Computer Corporation, and other successful healthcare startups like SCI Solutions (complex hospital scheduling). After leaving Dell she went on to be a founding partner at Triage VC, were she worked with several startup ventures leveraging her vast industry connections. Her expertise helped to accelerate early stage startups in the areas of investment banking, marketing and business development. While at Dell she reported to the Director of Dell Healthcare with revenues in excess of one billion dollars annually. Responsibilities included all commercial E-Health strategies and corporate partnerships within the Healthcare Division. Kim also worked with Dell Direct Invest with regard to the Healthcare Division’s strategic investments.

Richard Johnson. Mr. Johnson’s experience spans over 50 years. Mr. Johnson brings a wealth of experience at the senior executive levels in the areas of Corporate Finance, Business Planning & Operations, R&D and Administration. Since 2010, Mr. Johnson has served as Chief Financial Officer and Director of the Company and Chief Financial Officer of WholeHealth Products, Inc.

All of our directors are elected annually to serve for one year or until their successors are duly elected and qualified.

Family Relationships and Other Matters

There are no family relationships among or between any of our officers and directors.

Legal Proceedings

None of or directors or officers are involved in any legal proceedings as described in Regulation S-K (§229.401(f)).

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Because we do not have a class of equity securities registered pursuant to section 12 of the Exchange Act we are not required to make the disclosures required by Item 405 of Regulation SK.

CODE OF ETHICS

We have not adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer, or persons performing similar functions, because of the small number of persons involved in the management of the Company.

CORPORATE GOVERNANCE

Director Independence

We are not listed on a major U.S. securities exchange and, therefore, are not subject to the corporate governance requirements of any such exchange, including those related to the independence of directors; however, at this time, after considering all of the relevant facts and circumstances, our Board has determined that Ms. Halvorson is independent from our management and qualifies as an “independent director” under the standards of independence of the FINRA listing standards. We do not currently have a majority of independent directors as required by the FINRA listing standards. Upon our listing on any national securities exchange or any inter-dealer quotation system, we will elect such independent directors as is necessary under the rules of any such securities exchange.

Board Leadership Structure

We currently have only one executive officer and three directors. Our Board has reviewed our current Board leadership structure — which consists of a Chief Executive Officer and no Chairman of the Board — in light of the composition of the Board, our size, the nature of our business, the regulatory framework under which we operate, our stockholder base, our peer group and other relevant factors, and has determined that this structure is currently the most appropriate Board leadership structure for our company. Nevertheless, the Board intends to carefully evaluate from time to time whether our Chief Executive Officer and Chairman positions should be combined based on what the Board believes is best for us and our stockholders.

Board Role in Risk Oversight

Risk is inherent in every business, and how well a business manages risk can ultimately determine its success. We face a number of risks, including strategic risks, enterprise risks, financial risks, and regulatory risks. While our management is responsible for day to day management of various risks we face, the Board, as a whole, is responsible for evaluating our exposure to risk and to satisfy itself that the risk management processes designed and implemented by management are adequate and functioning as designed. The Board reviews and discusses policies with respect to risk assessment and risk management. The Board also has oversight responsibility with respect to the integrity of our financial reporting process and systems of internal control regarding finance and accounting, as well as its financial statements.

Board of Directors Meetings, Committees of the Board of Directors, and Annual Meeting Attendance

We did not have an annual meeting of shareholders during the fiscal year ended December 31, 2018, 2017, 2016, 2015, 2014, 2013, 2012, 2011 or 2010 .

We do not currently have any standing committees of the Board. The full Board is responsible for performing the functions of: (i) the Audit Committee, (ii) the Compensation Committee and (iii) the Nominating Committee.

Stockholder Communications

Stockholders who wish to communicate with the Board may do so by addressing their correspondence to the Board at Nunzia Pharmaceutical Corporation, Attention: Michael Mitsunaga, 1627 West 14th Street, Long Beach, CA 90813. The Board will review and respond to all correspondence received, as appropriate.

ITEM 11. EXECUTIVE COMPENSATION

Our Board is responsible for establishing the compensation and benefits for our executive officers. The Board reviews the performance and total compensation package for our executive officers, and considers the modification of existing compensation and the adoption of new compensation plans. The board has not retained any compensation consultants.

Summary Compensation Table

The following table sets forth information concerning compensation earned for services rendered to us by our executive officers who were serving as executive officers during the fiscal year ended December 31, 2018, 2017, 2016, 2015, 2014, 2013, 2012, 2011 and 2010:

Name and Principal Position	Year Ended December 31,	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Michael Mitsunaga (1) President, Chief Executive Officer and Director	2010 to 2018	—	—	—	—	—	—
Richard Johnson (2) Treasurer, Chief Financial Officer and Director	2010 to 2018	—	—	—	—	—	—

(1) Mr. Mitsunaga was appointed as President, Chief Executive Officer and Director on June 28, 2010. Mr. Mitsunaga did not earn and was not paid any compensation for the years Ended December 31, 2010 through December 31, 2018.

(2) Mr. Johnson was appointed as Treasurer, Chief Executive Officer and Director on July 1, 2010. Mr. Johnson did not earn and was not paid any compensation for the years Ended December 31, 2010 through December 31, 2018.

Employment Agreements

We currently have no employment agreements in place.

Outstanding Equity Awards as Fiscal Year-End

None.

Payments Upon Termination of Change in Control

There are no understandings or agreements known by management at this time which would result in a change in control.

Compensation of Directors

We have provided no compensation to our directors for their services provided as directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information as of the date of this report by (i) all persons who are known by us to beneficially own more than 5% of our outstanding shares of common stock, (ii) each director, director nominee, and Named Executive Officer; and (iii) all executive officers and directors as a group:

Name and Address of Beneficial Owner (1)	Number of shares Beneficially Owned (2)	% of Class Owned (2)
Directors and Officers
Michael Mitsunaga	12,768,575	8.69
Kim Halvorson	—	*
Richard Johnson	75,000	*
All Directors and Officers as a Group (3 people)	12,782,575	8.70

5% Shareholders
Brandon Martin	31,300,000	21.31
Philip Martin	20,050,000	13.65
Eduardo Stallings	16,300,000	11.10
Michael Mitsunaga	12,768,575	8.69

* less than 1%

(1) Beneficial ownership is determined in accordance with SEC rules and generally includes voting or investment power with respect to securities. Each of the beneficial owners listed above has direct ownership of and sole voting power and investment power with respect to the shares of our common stock and except as indicated the address of each beneficial owner is 1627 West 14th Street, Long Beach, CA 90813.

(2) Calculated pursuant to rule 13d-3(d) of the Exchange Act. Beneficial ownership is calculated based on 146,859,077 shares of Class A Common Stock and 61,000 shares of Class B Common Stock issued and outstanding on a fully diluted basis as of the date of this report. Under Rule 13d-3(d) of the Exchange Act, shares not outstanding which are subject to options, warrants, rights or conversion privileges exercisable within 60 days are deemed outstanding for the purpose of calculating the number and percentage owned by such person, but are not deemed outstanding for the purpose of calculating the percentage owned by each other person listed.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

We do not have a formal written policy for the review and approval of transactions with related parties; however, our Code of Ethics and Corporate Governance Principles require actual or potential conflict of interest to be reported to the Board. Our employees are expected to disclose personal interests that may conflict with ours and they may not engage in personal activities that conflict with their responsibilities and obligations to us. Periodically, we inquire as to whether or not any of our Directors have entered into any transactions, arrangements or relationships that constitute related party transactions. If any actual or potential conflict of interest is reported, our entire Board and outside legal counsel review the transaction and relationship disclosed and the Board makes a formal determination regarding each Director's independence. If the transaction is deemed to present a conflict of interest, the Board will determine the appropriate action to be taken.

Transactions with Related Persons

The Board is responsible for review, approval, or ratification of “related-person transactions” involving Nunzia Pharmaceutical Corporation or its subsidiaries and related persons. Under SEC rules (Section 404 (d) of Regulation S-K), a related person is a director, officer, nominee for director, or 5% stockholder of the company since the beginning of the previous fiscal year, and their immediate family members. Nunzia Pharmaceutical Corporation is required to report any transaction or series of transactions in which the company or a subsidiary is a participant, and a related person has a direct or indirect material interest where the amount involved exceeds the lesser of $120,000 or one percent of the average of the smaller reporting company’s total assets at year end for the last two completed fiscal years.

The Board has determined that, barring additional facts or circumstances, a related person does not have a direct or indirect material interest in the following categories of transactions:

  any transaction with another company for which a related person’s only relationship is as an employee (other than an executive officer), director, or beneficial owner of less than 10% of that company’s shares, if the amount involved does not exceed the greater of $1 million or 2% of that company’s total annual revenue;
  compensation to executive officers determined by the Board;
  compensation to directors determined by the Board;
  transactions in which all security holders receive proportional benefits; and
  banking-related services involving a bank depository of funds, transfer agent, registrar, trustee under a trust indenture, or similar service.

The Board reviews transactions involving related persons who are not included in one of the above categories and makes a determination whether the related person has a material interest in a transaction and may approve, ratify, rescind, or take other action with respect to the transaction in its discretion. The Board reviews all material facts related to the transaction and takes into account, among other factors it deems appropriate, whether the transaction is on terms no less favorable than terms generally available to an unaffiliated third party under the same or similar circumstances; the extent of the related person’s interest in the transaction; and, if applicable, the availability of other sources of comparable products or services.

The Company did not participate in any related party transactions that exceeded $120,000. For related party transactions that do not exceed $120,000 please see “Note 4 - Liabilities” in the notes to the consolidated financial statements included in this Comprehensive Form 10-K.

Review, Approval or Ratification of Transactions with Related Persons

Our unwritten policy with regard to transactions with related persons is that all material transactions are to be reviewed by the entire Board for any possible conflicts of interest. In the event of a potential conflict of interest, the Board will generally evaluate the transaction in terms of the following standards: (i) the benefits to us; (ii) the impact on a director’s independence in the event the related person is a director, an immediate family member of a director or an entity in which a director is a partner, shareholder or executive officer; (iii) the availability of other sources for comparable products or services; (iv) the terms and conditions of the transaction; and (v) the terms available to unrelated parties or the employees generally. The Board will then document its findings and conclusion in written minutes.

Director Independence

Please refer to “Director Independence” under the section titled “CORPORATE GOVERNANCE” in “ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.”

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Independent Public Accountants

Michael Gillespie & Associates, PLLC currently serves as our independent registered public accounting firm to audit our financial statements for the fiscal year ended December 31, 2018, 2017, 2016, 2015, 2014, 2013, 2012, 2011 and 2010. To the knowledge of management, neither such firm nor any of its members has any direct or material indirect financial interest in us or any connection with us in any capacity otherwise than as independent accountants.

Our Board, in its discretion, may direct the appointment of different public accountants at any time during the year, if the Board believes that a change would be in the best interests of the stockholders. The Board has considered the audit fees, audit-related fees, tax fees and other fees paid to our auditors, as disclosed below, and has determined that the payment of such fees is compatible with maintaining the independence of the accountants.

Principle Accounting Fees and Services

Audit Fees

We have incurred fees totalling $7,500 for professional services related to the audit of our financial statements for the fiscal years ended December 31, 2018, 2017, 2016, 2015, 2014, 2013, 2012, 2011 and 2010.

Audit-Related Fees

None.

Tax Fees

The Company did not pay an outside accountant to prepare tax returns for the year ended December 31, 2018, 2017, 2016, 2015, 2014, 2013, 2012, 2011 and 2010.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a) The following documents are filed as a part of this Comprehensive Form 10-K:

1. Financial Statements

The following financial statements are included in Part II, Item 8 of this Comprehensive Form 10-K:

  Report of Independent Registered Public Accounting Firm;
  Consolidated Balance Sheets as of December 31, 2018, 2017, 2016, 2015, 2014, 2013, 2012, 2011 and 2010;
  Consolidated Statements of Operations for the years ended December 31, 2018, 2017, 2016, 2015, 2014, 2013, 2012, 2011 and 2010;
  Consolidated Statements of Stockholders’ Deficit for the years ended December 31, 2018, 2017, 2016, 2015, 2014, 2013, 2012, 2011 and 2010;
  Consolidated Statements of Cash Flows for the years ended December 31, 2018, 2017, 2016, 2015, 2014, 2013, 2012, 2011 and 2010; and
  Notes to Consolidated Financial Statements

2. Exhibits

The exhibits listed in the Exhibit Index, which appears immediately following the signature page, are incorporated herein by reference, and are filed as part of this Comprehensive Form 10-K.

3. Financial Statement Schedules

Financial statement schedules are omitted because they are not required or are not applicable, or the required information is provided in the consolidated financial statements or notes described in Item 15(a)(1) above.

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Nunzia Pharmaceutical Corporation

(Registrant)

Date: May 30, 2019

/s/ Michael Mitsunaga

Michael Mitsunaga
Chief Executive Officer and Director
(Principal Executive Officer)

Date: May 30, 2019 By:

/s/ Richard Johnson

Richard Johnson
Chief Financial Officer and Director
(Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in capacities and on the dates indicated.

Signature	Title	Date
/s/ Michael Mitsunaga	Chief Executive Officer and Director	May 30, 2019
Michael Mitsunaga	(Principal Executive Officer)

/s/ Richard johnson	Chief Financial Officer and Director	May 30, 2019
Richard Johnson	(Principal Financial Officer and
Principal Accounting Officer)

/s/ Kim Halvorson	Director	May 30, 2019
Kim Halvorson

Exhibit Index

Exhibit No. Description of Exhibit

3.1	Amended and Restated Articles of Incorporation of Viking Capital Group, Inc. (Incorporated by reference pursuant to Exchange Act Rule 12b-23 to the Registrant's Form 14A (File No. 0-22744) for 1996)

3.2	Amendment to Amended and Restated Articles of Incorporation of Registrant (Incorporated by reference pursuant to Exchange Act Rule 12b-23 to the Registrant's Form 10-KSB for the fiscal year ended December 31, 2001)

3.3	Bylaws of Viking Capital Group, Inc. as amended (Incorporated by reference pursuant to Exchange Act Rule 12b-23 to the Registrant's Form 10-SB( File No. 0-22744) effective December 27, 1993)

3.4	Articles of Amendment to the Articles of Incorporation dated May 20, 2010 changing the Company’s name to Arizona Gold & Onyx Mining Company*

3.5	Written Consent of the Court-Appointed Custodian of Viking Capital Group, Inc. dated October 5, 2009 relating to the one-for-ten, Class B Common Stock reverse split and the issuance of 51,000 shares of Class B Common Stock to Joseph Arcaro*

3.6	Corporate Resolution of the Board of Directors dated October 6, 2009 relating to the 1-for-300, Class A Common Stock reverse split*

3.7	Form 15 (Incorporated by reference to Form 15 filed on April 23, 2010)

3.8	Certificate of Registration to the Articles of Incorporation dated November 10, 2010 increasing the authorized shares from 150,000,000 to 500,000,000*

3.9	Certificate of Registration to the Articles of Incorporation dated February 15, 2018 relating to the one-for-seven thousand (1-for-7,000), class A common stock reverse split*

3.10	Certificate of Registration to the Articles of Incorporation dated February 15, 2018 changing name to Nunzia Pharmaceutical Corporation*

3.11	Certificate of Registration to the Articles of Incorporation dated April 17, 2019 changing name to Arizona Gold and Onyx Company*

4.1	Securities Exchange Agreement between Arizona Gold & Onyx Mining Company and Gold & Onyx Mining Company dated June 28, 2010*

4.2	Merger and Consolidation Agreement dated October 22, 2017 between Arizona Gold & Onyx Mining Company and LionsGate Funding Management LLC and California Biotech, Inc.*

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Principal Financial Officer and Principal Accounting Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Extension - Schema Document**
101.CAL	XBRL Taxonomy Extension - Calculation Linkbase Document**
101.DEF	XBRL Taxonomy Extension - Definition Linkbase Document**
101.LAB	XBRL Taxonomy Extension - Label Linkbase Document**
101.PRE	XBRL Taxonomy Extension - Presentation Linkbase Document**

*Filed herewith.

§ Management contract or compensatory plan.

** Furnished herewith. XBRL (eXtensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

