Form 10-Q
period 2019-03-31
Arizona Gold & Onyx Mining Co
filed 2019-05-31
CIK 886093

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 333-127953

ARIZONA GOLD AND ONYX MINING COMPANY
(Exact name of registrant as specified in its charter)

Utah	87-0442090
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

1627 West 14th Street, Long Beach, CA	90813
(Address of principal executive offices)	(Zip Code)

(714) 609-9117
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer", "smaller reporting company", and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	(Do not check if a smaller reporting company)
Smaller reporting company	☒	Emerging Growth Company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in 12b-2 of the Exchange Act): Yes ☒ No ☐

Securities registered pursuant to Section 12(b) of the Act: None.

As of May 23, 2019, the registrant had 146,859,077 shares of its common stock, par value $0.001 per share, issued and outstanding.

ARIZONA GOLD AND ONYX MINING COMPANY

FORM 10-Q

For The Quarter Ended March 31, 2019

PART I

Item 1. Financial Statements

ARIZONA GOLD AND ONYX MINING COMPANY
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2019	2018
	(Unaudited)
ASSETS
Current assets
Total assets	$—	$—

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued liabilities	$63,297	$62,490
Related party advances	213,927	208,477
Related party promissory note	23,000	23,000
Total current liabilities	300,224	293,967

Commitments and contingencies

Stockholders' deficit
Common stock; Class A, $0.001 par value, 500,000,000 shares authorized, 146,859,077 shares issued and outstanding at March 31, 2019 and December 31, 2018	146,859	146,859
Common stock; Class B, $0.001 par value, 100,000 shares authorized, 61,000 shares issued and outstanding at March 31, 2019 and December 31, 2018	61	61
Additional paid-in capital	(143,690)	(143,690)
Retained deficit	(303,454)	(297,197)
Total stockholders' deficit	(300,224)	(293,967)
Total liabilities and stockholders' deficit	$—	$—

(See accompanying notes to unaudited consolidated financial statements)

ARIZONA GOLD AND ONYX MINING COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018

	Three Months Ended March 31,
	2019	2018

Revenue	$—	$—

Operating expense
General and administrative	6,257	19,262
Total operating expense	6,257	19,262
Loss from operations	(6,257)	(19,262)

Other income (expense)
Gain from the forgiveness of accounts payable	—	8,596
total other income (expense)	—	8,596
Net loss	$(6,257)	$(10,666)

Basic and Diluted Loss per Common Share	$(0.00)	$(0.00)

Weighted average number of common shares outstanding - basic and diluted	146,859,077	146,859,077

(See accompanying notes to unaudited consolidated financial statements)

ARIZONA GOLD AND ONYX MINING COMPANY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2019
	Class A Common Stock		Class B Common Stock		Additional	Retained	Total Stockholders'
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Deficit
Balance, December 31, 2018	146,859,077	146,859	61,000	61	(143,690)	(297,197)	(293,967)

Net loss for three months ended March 31, 2019	—	—	—	—	—	(6,257)	(6,257)
Balance, March 31, 2019	146,859,077	$146,859	61,000	$61	$(143,690)	$(303,454)	$(300,224)

FOR THE THREE MONTHS ENDED MARCH 31, 2018

Balance, December 31, 2017	146,859,077	146,859	61,000	61	(143,690)	(278,621)	(275,391)

Net loss for three months ended March 31, 2018	—	—	—	—	—	(10,666)	(10,666)
Balance, March 31, 2018	146,859,077	$146,859	61,000	$61	$(143,690)	$(289,287)	$(286,057)

(See accompanying notes to unaudited consolidated financial statements)

ARIZONA GOLD AND ONYX MINING COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018

	Three Months Ended March 31,
	2019	2018
Cash flows from operating activities
Net loss	$(6,257)	$(10,666)
Adjustments to reconcile net loss to net cash flows from operating activities
Gain due to forgiveness of accounts payable	—	(8,596)
Changes in operating assets and liabilities:
Increase (decrease) in prepaid expenses	—	—
Increase (decrease) in accounts payable and accrued expenses	807	(331)
Increase in related party advances	5,450	19,593
Net cash flows from operating activities	—	—

Change in cash and cash equivalents	—	—

Cash and cash equivalents at beginning of period	—	—

Cash and cash equivalents at end of period	$—	$—

Supplemental disclosure of cash flow information:
Interest paid in cash	$—	$—
Income taxes paid in cash	$—	$—

(See accompanying notes to unaudited consolidated financial statements)

ARIZONA GOLD AND ONYX MINING COMPANY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – Summary of Significant Accounting Policies

Basis of Presentation

The unaudited consolidated financial statements of Arizona Gold and Onyx Mining Company (the “Company”) as of March 31, 2019, and for the three months ended March 31, 2019 and 2018, have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States for interim financial reporting and include the Company’s subsidiaries. Accordingly, they do not include all of the disclosures required by accounting principles generally accepted in the United States for complete financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2018, as filed with the Securities and Exchange Commission as part of the Company’s Form 10-K. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the interim financial information have been included. The Company did not record an income tax provision during the periods presented due to net taxable losses. The results of operations for any interim period are not necessarily indicative of the results of operations for the entire year.

Organization

Our Company’s name is Arizona Gold and Onyx Mining Company. The Company was incorporated on November 12, 1986, in the state of Utah under the name of Silver Harvest, Inc. In February 1990, the Company amended its Articles of Incorporation to change its name to Viking Capital Group, Inc. In June 2010, the Company changed its name to its name to Arizona Gold and Onyx Mining Company. On February 1, 2018, the Company changed its name to its name to Nuzia Pharmaceutical Corporation in anticipation of completion of a merger with California Biotech, Inc., owner of www.NunziaPharmaceutical.com. Due to lack of FINRA approval of the name change to Nunzia Pharmaceutical Corporation, on April 17, 2019, the Company changed its name back to Arizona Gold and Onyx Mining Company. The proposed transaction has not been consummated.

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

Going Concern

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs to allow it to continue as a going concern. As of March 31, 2019, the Company had an accumulated deficit of $303,454. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

Applicable Accounting Guidance

Any reference in these notes to applicable accounting guidance is meant to refer to the authoritative non-governmental US GAAP as found in the Financial Accounting Standards Board's Accounting Standards Codification.

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)”, which supersedes ASC Topic 840, Leases, and creates a new topic, ASC Topic 842, Leases. ASU 2016-02 requires lessees to recognize a lease liability and a lease asset for all leases, including operating leases, with a term greater than 12 months on its balance sheet. ASU 2016-02 also expands the required quantitative and qualitative disclosures surrounding leases. ASU 2016-02 is effective for the Company beginning January 1, 2019. Early adoption is permitted. The Company has determined that the adoption of ASU 2016-02 did not have an impact on its consolidated financial statements.

The Company reviews new accounting standards as issued. Although some of these accounting standards issued or effective after the end of the Company’s previous fiscal year may be applicable, the Company has not identified any standards that the Company believes merit further discussion other than as discussed above. The Company believes that none of the new standards will have a significant impact on the financial statements.

Earnings (Loss) Per Share

The Company presents both basic and diluted earnings per share ("EPS") amounts. Basic EPS is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the period presented. Diluted EPS amounts are based upon the weighted average number of common and common equivalent shares outstanding during the period presented. The Company has not included the effects of warrants, stock options and convertible debt on net loss per share because to do so would be antidilutive.

Following is the computation of basic and diluted net loss per share for the three months ended March 31, 2019 and 2018:

	Three Months Ended
	March 31,
	2019	2018
Basic and Diluted EPS Computation
Numerator:
Loss available to common stockholders'	$(6,257)	$(10,666)
Denominator:
Weighted average number of common shares outstanding	146,859,077	146,859,077
Basic and diluted EPS	$(0.00)	$(0.00)

NOTE 2 – Current Liabilities

Accounts Payable and Accrued Expenses

During the year ended Decemner 31, 2010, the Company received funds from various third parties totaling $40,000 which were used for operating expenses and remain unpaid through March 31, 2019 and December 31, 2018. Accounts payable and accrued expenses increased each year from 2011 through March 31, 2019 primarily due to stock agent fees and legal and professional fees.

Related party Advances

From time-to-time the Company’s CEO has advanced funds to cover administrative costs related to maintaining the corporate entity and with the intent to bring its public filings current. Additionally, other related parties have provided services and or paid for costs on behalf of the Company. As of December 31, 2010, the balances advanced totaled $102,752. From 2010 through March 31, 2019 no reimbursements of related party advances were made to any related party due to the lack of funding. Related party advances grew by $5,450 during the three months ended March 31, 2019.

Related Party Promissory Note

On May 9, 2009, the Company issued a non-interest bearing promissory note to our current CEO in exchange for services. The note matured on May 5, 2010 and is currently in default.

NOTE 3 – Preferred and Common Stock

Preferred Stock

The Company has Preferred stock: $1.00 par value; 50,000,000 shares authorized with no shares issued and outstanding.

Common Stock

The Company has 500,000,000 shares of Class A Common Stock authorized of which 146,859,077 shares are issued and outstanding as of March 31, 2019 and December 31, 2018.

The Company has 100,000 shares of Class B Common Stock authorized of which 61,000 shares are issued and outstanding as of March 31, 2019 and December 31, 2018.

The Class B shares are the only shares entitled to vote for Board Members. Class A and B shares are entitled to vote on all other matters.

NOTE 4 – Subsequent Events

Management has reviewed material events subsequent of the period ended March 31, 2019 and prior to the filing of financial statements in accordance with FASB ASC 855 “Subsequent Events”.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and related notes appearing elsewhere in this Quarterly Report filed on Form 10-Q. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors.

This discussion and analysis should be read in conjunction with the accompanying unaudited interim consolidated financial statements and related notes. The discussion and analysis of the financial condition and results of operations are based upon the unaudited interim consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of any contingent liabilities at the financial statement date and reported amounts of revenue and expenses during the reporting period. On an on-going basis we review our estimates and assumptions. The estimates were based on historical experience and other assumptions that we believe to be reasonable under the circumstances. Actual results are likely to differ from those estimates under different assumptions or conditions, but we do not believe such differences will materially affect our financial position or results of operations. Critical accounting policies, the policies us believes are most important to the presentation of its financial statements and require the most difficult, subjective and complex judgments, are outlined below in "Critical Accounting Policies," and have not changed significantly.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains certain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, as well as information relating to Arizona Gold and Onyx Mining Company and its subsidiaries that is based on management's exercise of business judgment and assumptions made by and information currently available to management. Although forward-looking statements in this Quarterly Report on Form 10-Q reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. When used in this document and other documents, releases and reports released by us, the words "anticipate," "believe," "estimate," "expect," "intend," "the facts suggest" and words of similar import, are intended to identify any forward-looking statements. You should not place undue reliance on these forward-looking statements. These statements reflect our current view of future events and are subject to certain risks and uncertainties as noted below. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, our actual results could differ materially from those anticipated in these forward-looking statements. Actual events, transactions and results may materially differ from the anticipated events, transactions or results described in such statements. Although we believe that our expectations are based on reasonable assumptions, we can give no assurance that our expectations will materialize. Many factors could cause actual results to differ materially from our forward looking statements and unknown, unidentified or unpredictable factors could materially and adversely impact our future results. We undertake no obligation and do not intend to update, revise or otherwise publicly release any revisions to our forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of any unanticipated events. Several of these factors include, without limitation:

·	our ability to meet requisite regulations or receive regulatory approvals in the United States, and our ability to retain any regulatory approvals that we may obtain; and the absence of adverse regulatory developments in the United States and abroad;
·	new entrance of competitive products or further penetration of existing products in our markets;
·	the effect on us from adverse publicity related to our products or the company itself; and
·	any adverse claims relating to our intellectual property.

The safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, apply to forward-looking statements made by us. The reader is cautioned that no statements contained in this Form 10-Q should be construed as a guarantee or assurance of future performance or results. Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including, without limitation, the risks described in this report and matters described in this report generally. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this filing will in fact occur.

Overview

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

Plan of Operation

Our current business plan is to identify and negotiate with a business target for the merger of that entity with and into our company. In certain instances, a target company may wish to become a subsidiary of ours or may wish to contribute or sell assets to us rather than to merge. No assurances can be given that we will be successful in identifying or negotiating with any target company. We seek to provide a method for a foreign or domestic private company to become a reporting or public company whose securities are qualified for trading in the United States secondary markets.

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

Results of Operations

Three Months Ended March 31, 2019 Compared with the Three Months Ended March 31, 2018

Operating Expenses

General and Administrative

General and administrative (“G&A Costs”) costs primarily relate to professional fees and public company costs. G&A Costs decreased $13,005 from $19,262 incurred during the three months ended March 31, 2018 to $6,257 incurred during the three months ended March 31, 2019. Costs decreased due to $12,400 less in legal fees and the absence of $4,000 of expense related to fees charged by the OTC Markets group offset by a $4,500 increase in accounting fees.

Other Income (Expense)

During the three months ended March 31, 2018, the Company negotiated the settlement of past fees owed to our transfer agent resulting in a gain from the forgiveness of accounts payable of $8,596.

Liquidity and Capital Resources

As of March 31, 2019, we had $0 in cash. The Company is a blank check company.

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

Fair Value of Financial Instruments and Risks

The carrying value of accounts payable approximate their fair value because of the short-term nature of these instruments and their liquidity. It is not practical to determine the fair value of the Company’s notes payable and accrued interest due to the complex terms. Management is of the opinion that the Company is not exposed to significant interest or credit risks arising from these financial instruments.

Recently Issued Accounting Standards

See Note 1 to our Unaudited Consolidated Financial Statements for more information regarding recent accounting standards and their impact to our consolidated results of operations and financial position.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

At the end of the period covered by this quarterly report, the Chief Executive and Chief Financial Officer of the Company (the “Certifying Officer”) conducted an evaluation of the Company’s disclosure controls and procedures. As defined under Sections 240.13a-15(e) and 240.15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the term “disclosure controls and procedures” means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including the Certifying Officer, to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Smaller reporting companies are not required to provide the information required by this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 6. Exhibits

Exhibit No.	Description of Exhibit
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a).*
31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a).*
32.1	Certification by the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Extension - Schema Document**
101.CAL	XBRL Taxonomy Extension - Calculation Linkbase Document**
101.DEF	XBRL Taxonomy Extension - Definition Linkbase Document**
101.LAB	XBRL Taxonomy Extension - Label Linkbase Document**
101.PRE	XBRL Taxonomy Extension - Presentation Linkbase Document**

_______________

*	Filed herewith.
**	Furnished herewith. XBRL (eXtensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.
14

SIGNATURES

Pursuant to the requirements of Sections 13 or 15 (d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Arizona Gold and Onyx Mining Company

(Registrant)

Date: May 30, 2019

/s/ Michael Mitsunaga

Name: Michael Mitsunaga
Title: Chief Executive Officer
(Principal Executive Officer)

Date: May 30, 2019 By:

/s/ Richard Johnson

Name: Richard Johnson
Title: Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

