Form 10-K/A
period 2018-12-31
Arizona Gold & Onyx Mining Co
filed 2019-06-11
CIK 886093

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

ARIZONA GOLD AND ONYX MINING COMPANY

(f/k/a VIKING CAPITAL GROUP INC.)

3422 Pico Blvd., Los Angeles, CA 90019

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

Yes ☐ No ☒

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

As of June 3, 2019 there were 146,859,077 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

1

EXPLANATORY NOTE

Arizona Gold and Onyx Company (the “Company”, “we”, “us”, or “our”) is filing this amendment No. 1 on Form 10-K/A (“Amendment No. 1”) to amend its Annual report on Form 10-K for the fiscal years ended December 31, 2018, 2017, 2016, 2015, 2014, 2013, 2012, 2011 and 2010 filed with the Securities and Exchange Commission (the “SEC”) on May 31, 2019.

This Amendment No. 1 on Form 10-K/A amends our Annual Report on Form 10-K for the fiscal years ended December 31, 2018, 2017, 2016, 2015, 2014, 2013, 2012, 2011 and 2010 (the “Original 10-K”) filed with the SEC on May 31, 2019 to correct an error with respect to Item 9 and Item 14 where we originally disclosed that our Independent Public Accountants were Michael Gillespie & Associates, PLLC. The Company originally engaged Michael Gillespie & Associates, PLLC to audit its financial statements for the aforementioned years. However, Michael Gillespie & Associates, PLLC resigned. As a result, the Company engaged BF Borgers CPA PC to audit the aforementioned financial statements.

Additionally, under Item 14, the Company updated the amount of its audit related fees incurred for the audit of the fiscal years ended December 31, 2018, 2017, 2016, 2015, 2014, 2013, 2012, 2011 and 2010 from $7,500 to $25,000.

Except for the errors described above, no other changes have been made to the Company’s Annual Report on Form 10-K for the fiscal years ended December 31, 2018, 2017, 2016, 2015, 2014, 2013, 2012, 2011 and 2010.

We have not updated the disclosures contained in the Form 10-K/A to reflect events that have occurred subsequent to the filing date of the Original 10-K. Accordingly, this Form 10-K/A should be read in conjunction with the Original 10-K and our subsequent filings with the SEC.

2

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On February 7, 2019, the Board of Directors (the “Board”) of Arizona Gold and Onyx Mining Company engaged Michael Gillespie & Associates, PLLC (“Gillespie”) to audit its financial statements for the years ended December 31, 2010 through 2018. On April 19, 2019, Board received the resignation of Gillespie and on April 24, 2019, the Company entered into an engagement letter with BF Borgers CPA PC as approved by the Board and engaged BF Borgers CPA PC to act as the Company’s independent registered public accounting firm for the Company’s fiscal years ended December 31, 2010 through 2018.

Gillespie did not complete their work and has never opined on the Company’s financials. During the period of engagement from February 7, 2019 through April 19, 2019, (i) there were no disagreements with Gillespie on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to Gillespie’s satisfaction, would have caused Gillespie to make reference in connection with its opinion to the subject matter of the disagreement in connection with its reports on the Company’s financial statements as of December 31, 2018, 2017, 2016, 2015, 2014, 2013, 2012, 2011 and 2010and for the years then ended, and (ii) there were no “reportable events,” as defined in Item 304(a)(1)(v) of Regulation S-K.

The Company provided Gillespie with a copy of disclosures it is making in this Form 10-K/A and requested that Gillespie furnish a letter addressed to the Securities and Exchange Commission stating whether or not it agrees with the statements above. A copy of Gillespie’s letter dated June 4, 2019 is filed as Exhibit 16.1 to this Report on Form 10-K/A.

During the Company’s two most recent fiscal years and any subsequent period through April 24, 2019, neither the Company nor anyone acting on its behalf consulted BF Borgers CPA PC regarding the application of accounting principles to any completed or proposed transactions nor regarding any matter that was the subject of a disagreement with the Company’s independent accountant or any reportable event, as defined in Item 304(a)(1)(v) of Regulation S-K of the Securities and Exchange Commission.

In deciding to appoint BF Borgers CPA PC, the Board reviewed auditor independence issues and existing commercial relationships with BF Borgers CPA PC and concluded that BF Borgers CPA PC has no commercial relationship with the Company that would impair its independence for the fiscal year ending December 31, 2010 through 2018.

3

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Independent Public Accountants

BF Borgers CPA PC currently serves as our independent registered public accounting firm to audit our financial statements for the fiscal year ended December 31, 2018, 2017, 2016, 2015, 2014, 2013, 2012, 2011 and 2010. To the knowledge of management, neither such firm nor any of its members has any direct or material indirect financial interest in us or any connection with us in any capacity otherwise than as independent accountants.

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

Principle Accounting Fees and Services

Audit Fees

We have incurred fees totalling $25,000 for professional services related to the audit of our financial statements for the fiscal years ended December 31, 2018, 2017, 2016, 2015, 2014, 2013, 2012, 2011 and 2010.

Audit-Related Fees

None.

Tax Fees

The Company did not pay an outside accountant to prepare tax returns for the year ended December 31, 2018, 2017, 2016, 2015, 2014, 2013, 2012, 2011 and 2010.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Exhibit No. Description of Exhibit

16.1	Letter from Michael Gillespie & Associates, PLLC to United States Securities and Exchange Commission dated June 5, 2019

4

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Nunzia Pharmaceutical Corporation

(Registrant)

June 6, 2019	By: /s/ Michael Mitsunaga

Michael Mitsunaga
Chief Executive Officer and Director
(Principal Executive Officer)

June 6, 2019	By: s/ Richard Johnson

Richard Johnson
Chief Financial Officer and Director
(Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in capacities and on the dates indicated.

Signature	Title	Date
/s/ Michael Mitsunaga	Chief Executive Officer and Director	June 6, 2019
Michael Mitsunaga	(Principal Executive Officer)

/s/ Richard johnson	Chief Financial Officer and Director	June 6, 2019
Richard Johnson	(Principal Financial Officer and
Principal Accounting Officer)

/s/ Kim Halvorson	Director	June 6, 2019
Kim Halvorson

5