Form 10-Q
period 2019-09-30
Arizona Gold & Onyx Mining Co
filed 2019-12-02
CIK 886093

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

x QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

As of November 27, 2019, the registrant had 126,859,077 shares of its common stock, par value $0.001 per share, issued and outstanding.

ARIZONA GOLD AND ONYX MINING COMPANY

FORM 10-Q

For The Quarter Ended September 30, 2019

PART I

Item 1. Financial Statements

ARIZONA GOLD AND ONYX MINING COMPANY
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2019	2018
	(Unaudited)
ASSETS
Current assets
Prepaid expenses	$—	$—
Total assets	$—	$—

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued liabilities	$65,411	$62,490
Related party advances	227,927	208,477
Related party promissory note	23,000	23,000
Total current liabilities	316,338	293,967

Commitments and contingencies

Stockholders' deficit
Common stock; Class A, $0.001 par value, 500,000,000 shares authorized, 126,859,077 shares issued and outstanding at September 30, 2019 and December 31, 2018	126,859	146,859
Common stock; Class B, $0.001 par value, 100,000 shares authorized, 61,000 shares issued and outstanding at September 30, 2019 and December 31, 2018	61	61
Additional paid-in capital	(123,690)	(143,690)
Retained deficit	(319,568)	(297,197)
Total stockholders' deficit	(316,338)	(293,967)
Total liabilities and stockholders' deficit	$—	$—

(See accompanying notes to unaudited consolidated financial statements)

ARIZONA GOLD AND ONYX MINING COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

Revenue	$—	$—	$—	$—

Operating expense
General and administrative	1,307	2,807	22,371	26,366
Total operating expense	1,307	2,807	22,371	26,366
Loss from operations	(1,307)	(2,807)	(22,371)	(26,366)

Other income (expense)
Gain from the forgiveness of accounts payable	—	—	—	8,596
total other income (expense)	—	—	—	8,596
Net loss	$(1,307)	$(2,807)	$(22,371)	$(17,770)

Basic and Diluted Loss per Common Share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding - basic and diluted	126,859,077	146,859,077	134,438,986	146,859,077

(See accompanying notes to unaudited consolidated financial statements)

ARIZONA GOLD AND ONYX MINING COMPANY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT (UNAUDITED)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019
	Class A Common Stock		Class B Common Stock		Additional	Retained	Total Stockholders'
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Deficit
Balance, December 31, 2018	146,859,077	146,859	61,000	61	(143,690)	(297,197)	(293,967)

Net loss for three months ended March 31, 2019	—	—	—	—	—	(6,257)	(6,257)
Balance, March 31, 2019	146,859,077	146,859	61,000	61	(143,690)	(303,454)	(300,224)

Cncellation of 20,000,000 return Class A Shares	(20,000,000)	$(20,000)			$20,000		—
Net loss for three months ended June 30, 2019	—	—	—	—	—	(14,807)	(14,807)
Balance, June 30, 2019	126,859,077	$126,859	61,000	61	(123,690)	(318,261)	(315,031)

Net loss for three months ended September 30, 2019	—	—	—	—	—	(1,307)	(1,307)
Balance, September 30, 2019	126,859,077	$126,859	$61,000	$61	$(123,690)	$(319,568)	$(316,338)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018

Balance, December 31, 2017	146,859,077	146,859	61,000	61	(143,690)	(278,621)	(275,391)

Net loss for three months ended March 31, 2018	—	—	—	—	—	(10,666)	(10,666)
Balance, March 31, 2018	146,859,077	146,859	61,000	61	(143,690)	(289,287)	(286,057)

Net loss for three months ended June 30, 2018	—	—	—	—	—	(4,297)	(4,297)
Balance, June 30, 2018	146,859,077	146,859	61,000	61	(143,690)	(293,584)	(290,354)

Net loss for three months ended September 30, 2018	—	—	—	—	—	(2,807)	(2,807)
Balance, September 30, 2018	146,859,077	$146,859	$61,000	$61	$(143,690)	$(296,391)	$(293,161)

(See accompanying notes to unaudited consolidated financial statements)

ARIZONA GOLD AND ONYX MINING COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

	Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities
Net loss	$(22,371)	$(17,770)
Changes in operating assets and liabilities:
Increase (decrease) in prepaid expenses	—	—
Increase (decrease) in accounts payable and accrued expenses	2,921	(7,313)
Increase in related party advances	19,450	25,083
Net cash flows from operating activities	—	—

Change in cash and cash equivalents	—	—

Cash and cash equivalents at beginning of period	—	—

Cash and cash equivalents at end of period	$—	$—

Supplemental disclosure of cash flow information:
Interest paid in cash	$—	$—
Income taxes paid in cash	$—	$—

(See accompanying notes to unaudited consolidated financial statements)

ARIZONA GOLD AND ONYX MINING COMPANY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – Basis of Presentation, Organization, Going Concern, Recent Accounting Standards and Earnings (Loss) Per Share

Basis of Presentation

The accompanying unaudited interim consolidated financial statements of Arizona Gold and Onyx Mining Company and Subsidiaries (the “Company”) as of September 30, 2019, and for the three and nine months ended September 30, 2019 and 2018, include the accounts of the Company and its non-operating subsidiaries and have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”), for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted.

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of expenses during the reporting periods. Actual results may differ from those estimates. The interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. In the opinion of management, the accompanying unaudited interim consolidated financial statements have been prepared on the same basis as the audited financial statements and include all adjustments (including normal recurring adjustments) necessary for the fair presentation of the Company’s financial position as of September 30, 2019, results of operations for the three and nine months ended September 30, 2019 and 2018, and stockholders equity and cash flows for the nine months ended September 30, 2019 and 2018. The Company did not record an income tax provision during the periods presented due to net taxable losses. The results of operations for any interim period are not necessarily indicative of the results of operations for the entire year.

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

Going Concern

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs to allow it to continue as a going concern. As of September 30, 2019, the Company had an accumulated deficit of $319,658. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

Following is the computation of basic and diluted net loss per share for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Basic and Diluted EPS Computation
Numerator:
Loss available to common stockholders'	$(1,307)	$(2,807)	$(22,371)	$(17,770)
Denominator:
Weighted average number of common shares outstanding	126,859,077	146,859,077	134,438,986	146,859,077
Basic and diluted EPS	$(0.00)	$(0.00)	$(0.00)	$(0.00)

NOTE 2 – Current Liabilities

Accounts Payable and Accrued Expenses

During the year ended Decemner 31, 2010, the Company received funds from various third parties totaling $40,000 which were used for operating expenses and remain unpaid through September 30, 2019 and December 31, 2018. Accounts payable and accrued expenses increased each year from 2011 through September 30, 2019 primarily due to stock agent fees and legal and professional fees.

Related party Advances

From time-to-time the Company’s CEO has advanced funds to cover administrative costs related to maintaining the corporate entity and with the intent to bring its public filings current. Additionally, other related parties have provided services and or paid for costs on behalf of the Company. As of December 31, 2010, the balances advanced totaled $102,752. From 2010 through September 30, 2019 no reimbursements of related party advances were made to any related party due to the lack of funding. Related party advances grew by $0 and $19,450 during the three and nine months ended September 30, 2019, respectively.

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

Common Stock

The Company has 500,000,000 shares of Class A Common Stock authorized of which 126,859,077 shares are issued and outstanding as of September 30, 2019 and December 31, 2018.

On April 23, 2019, the Board canceled 20,000,000 Class A common shares that were returned.

The Company has 100,000 shares of Class B Common Stock authorized of which 61,000 shares are issued and outstanding as of September 30, 2019 and December 31, 2018.

The Class B shares are the only shares entitled to vote for Board Members. Class A and B shares are entitled to vote on all other matters.

NOTE 4 – Subsequent Events

Management has reviewed material events subsequent of the period ended September 30, 2019 and prior to the filing of financial statements in accordance with FASB ASC 855 “Subsequent Events”.

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

Results of Operations

Three and Nine Months Ended September 30, 2019 Compared with the Three and Nine Months Ended September 30, 2018

Operating Expenses

General and Administrative

General and administrative (“G&A Costs”) costs primarily relate to professional fees and public company costs. G&A Costs decreased $1,500 from $2,807 incurred during the three months ended September 30, 2018 to $1,307 incurred during the three months ended September 30, 2019. G&A Costs decreased $3,995 from $26,366 incurred during the nine months ended September 30, 2018 to $22,371 incurred during the nine months ended September 30, 2019. During the three months ended September 30, 2019 compared to the same period in the prior year, costs decreased due to $1,500 less in accounting fees. During the nine months ended September 30, 2019 compared to the same period in the prior year, costs decreased primarily due to $12,400 less in legal fees, $3,245 less in other costs offset by a $11,650 increase in accounting fees.

Other Income (Expense)

During the nine months ended September 30, 2018, the Company negotiated the settlement of past fees owed to our transfer agent resulting in a gain from the forgiveness of accounts payable of $8,596.

Liquidity and Capital Resources

As of September 30, 2019, we had $0 in cash. The Company is a blank check company.

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

Arizona Gold and Onyx Mining Company

(Registrant)

Date: December 2, 2019	By: /s/ Michael Mitsunaga
Name: Michael Mitsunaga
Title: Chief Executive Officer
Principal Executive Officer)

Date: December 2, 2019	By: /s/ Richard Johnson
Name: Richard Johnson
Title: Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

