Form 10-Q/A
period 2018-12-31
NUNZIA PHARMACEUTICAL Co
filed 2020-01-28
CIK 886093

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

____________________________________________________

x       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEARS ENDED DECEMBER 31, 2018, 2017, 2016, 2015, 2014, 2013, 2012, 2011 AND 2010

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission File Number: 333-127953

NUNZIA PHARMACEUTICAL COMPANY

(Exact name of registrant as specified in its charter)

Utah (State or other jurisdiction of incorporation or organization)	87-0442090 (I.R.S. Employer Identification No.)
1627 West 14th Street, Long Beach, California	90813
(Address of principal executive offices)	(Zip Code)

(714) 609 9117

(Registrant’s telephone number, including area code)

Arizona Gold and Onyx Mining Company, 1627 West 14th Street, Long Beach, CA 90813; 2018

(Former name, former address and former fiscal year)

With Copies to:

MICHAEL MITSUNAGA

1624 WEST 14TH STREET, LONG BEACH, CA 90813

Securities to be registered pursuant to Section 12(b) of the Act: None.

Securities to be registered pursuant to Section 12(g) of the Act:

COMMON STOCK, $0.001 par value per share

(Title of class)

 Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	[ ]	Accelerated Filer	[ ]
Non-Accelerated Filer	[X]	Smaller reporting company	[X]
		Emerging growth company	[ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES []  NO    [X]

The number of shares outstanding of the registrant’s common stock was 234,769,321 as of January 23, 2020.

EXPLANATORY NOTE

Nunzia Pharmaceutical Company (the “Company”) is filing this Quarterly Report on Form 10-Q/A, Amendment No. 1 (the “Quarterly Report on Form 10-Q/A”) to amend its Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2018. It must be noted that this report covered the fiscal years 2010 through December 31, 2018. The Report was filed with the Securities and Exchange Commission on or about June 11, 2019 (the “Original Report”). The purpose of this Quarterly Report on Form 10-Q/A is to amend our classification in the cover page of the Original Report wherein the Company was erroneously reported as a “shell company.” The Company has never been and was not at the time a shell company within the definition of Rule 144. The classification of The Company as a shell company on the Original Report was an error. The remainder of the Original Report, including the financial statements and supplementary data, remains unchanged except for the inclusion of new certifications required by Rule 13a-14 under the Securities Exchange Act of 1934, as amended, as required in connection with the filing of this Quarterly Report on Form 10-Q/A. Notwithstanding the existence of this material weakness, management has concluded that the Company’s consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2018, as initially filed on or about June 11, 2019, or in its subsequently filed Quarterly Reports on Form 10-Q for the quarters ended March 31, 2019, June 30, 2019, and September 30, 2019, as well as the Form 10 filed at year end for 2019, respectively are fairly stated in all material respects in accordance with generally accepted accounting principles in the United States of America.

We have made no attempt in this Quarterly Report on Form 10-Q/A to modify or update the disclosures presented in the Original Report other than as noted in the previous paragraph. Except as noted above, this Quarterly Report on Form 10-Q/A does not reflect events occurring after the filing of the Original Report. Accordingly, this Quarterly Report on Form 10-Q/A should be read in conjunction with the Original Report, and the Company’s other filings with the Securities and Exchange Commission (“SEC”) subsequent to the filing of the Original Report, including any amendments thereto.

SPECIAL NOTE ABOUT FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q/A contains statements that are, or may be considered to be, forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995, as amended, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements that are not historical facts, including statements about our beliefs or expectations, are forward-looking statements. These statements may be identified by such forward-looking terminology as “expect,” “estimate,” “intend,” “believe,” “anticipate,” “may,” “will,” “should,” “could,” “continue,” “project,” “opportunity,” “predict,” “would,” “potential,” “future,” “forecast,” “guarantee,” “assume,” “likely,” “target” or similar statements or variations of such terms.

Our forward-looking statements are based on a series of expectations, assumptions and projections about our Company and the markets in which we operate, and are not guarantees of future results or performance, and involve substantial risks and uncertainty, including assumptions and projections concerning our assets under management, net cash inflows and outflows, operating cash flows and future credit facilities, for all future periods. All of our forward-looking statements contained in this Quarterly Report on Form 10-Q/A, are as of the date of this Quarterly Report on Form 10-Q/A only.

We can give no assurance that such expectations or forward-looking statements will prove to be correct. Actual results may differ materially. We do not undertake or plan to update or revise any such forward-looking statements to reflect actual results, changes in plans, assumptions, estimates or projections, or other circumstances occurring after the date of this Quarterly Report on Form 10-Q/A, even if such results, changes or circumstances make it clear that any forward-looking information will not be realized. If there are any future public statements or disclosures by us which modify or impact any of the forward-looking statements contained in or accompanying this Quarterly Report on Form 10-Q/A, such statements or disclosures will be deemed to modify or supersede such statements in this Quarterly Report on Form 10-Q/A.

Our business and our forward-looking statements involve substantial known and unknown risks and uncertainties, including those discussed under “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2013 filed with the SEC on February 24, 2014 (the “Form 10-K”), and in our subsequent Quarterly Reports on Form 10-Q, as well as the following risks and uncertainties: (a) any reduction in our assets under management; (b) damage to our reputation; (c) our inability to attract and retain key personnel; (d) the competition we face in our business; (e) adverse regulatory and legal developments; (f) limitations on our deferred tax assets; (g) changes in key distribution or unaffiliated sub-advisory relationships; (h) interruptions in service or failure to provide service by third-party service providers; (i) impairment of our goodwill or intangible assets; (j) lack of availability of required and necessary capital on satisfactory terms; (k) liabilities and losses not covered by our insurance policies; and (l) certain other risks and uncertainties described in our Form 10-K, as amended, or in any of our filings with the SEC. Any occurrence of, or any material adverse change in, one or more risk factors or any risks and uncertainties referred to in this Quarterly Report on Form 10-Q/A or included in our Form 10-K or our other periodic reports filed with the SEC, including any amendments thereto, could materially and adversely affect our operations, financial results, cash flows, prospects and liquidity.

Certain other factors which may impact our continuing operations, prospects, financial results and liquidity or which may cause actual results to differ from such forward-looking statements are discussed or included in the Company’s periodic reports filed with the SEC and are available on our website at www.virtus.com under “Investor Relations.” You are urged to carefully consider all such factors.

Item 1. Cover Page. The Company Was Originally Erroneously Classified As A Shell Company.

It must first be noted that the Company has undergone a name change. The Original Report was filed under the name, Arizona Gold and Onyx Mining Company. On or about December 3, 2019, the Securities Exchange Commission approved the name change to Nunzia Pharmaceutical Company. The Nunzia is standing in the place of Arizona Gold and Onyx Mining Company and amending the Original Report under that name.

In the Introductory Disclosures / Title Page of the Original Report, the box that asked if the Company was a shell company was erroneously checked.

The Company was not, and never has been a shell company under the definition of Rule 144. Specifically, Rule 144(i)(1) defines a shell company as a company that has:

(A) No or nominal operations; and

(B) Either:

    No or nominal assets;
    Assets consisting solely of cash and cash equivalents; or
    Assets consisting of any amount of cash and cash equivalents and nominal other assets.

Shell companies do not include development stage companies pursuing an identified actual business plan (not including acquisitions of other, unidentified businesses), a business combination related shell company, as defined in Rule 405, or an asset-backed issuer, as defined in Item 1101(b) of Regulation AB.

Nunzia (Arizona Gold and Onyx Mining Company) was not a shell company and never has been a shell company:

  Beyond the fact that the Company had cash assets, at the time of the Original Report, The Company owned several mining leases, estimated to be worth hundreds of millions of dollars; and
  The Company was a development Company pursuing an identified actual business plan of acquiring the equipment to mine the mining leases.
  The Company had entered into an agreement to merge with Cal Biotech. As part of the Agreement, Nunzia received the intellectual property rights for the drug, Nunzia, and its family of products. The patent for that drug has been evaluated by third parties, and said to be worth more than a billion dollars.

Clearly, therefore, the Company was not and could not be considered in anyway a shell company, and it was definitely an error that the box was checked in the introductory section of the Original Report.

Item 2. No Material Weakness in the Financial Reporting

Subsequent to the evaluation made in connection with the filing of the Form 10-Q for the years 2010 through December 31, 2018, and filed on June 11, 2019, management reassessed the validity of the Company’s financial reporting. Based on this evaluation, the Company’s management identified no material error or misrepresentation related in the Company’s financial reporting. A material weakness is a deficiency, or a combination of deficiencies in the financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements could not be relied on. Based on this assessment and the finding that there was no material weakness, management concluded that the Company’s financial reporting was effective as of March 31, 2019.

Item 3. Remediation Measures

To address the error made, the Company has fired the person who prepared the Original Report; the Company has designed and implemented new and enhanced controls to ensure that all reporting is correct and that the appropriate level of precision of the accounting personnel have the training to ensure they have the relevant expertise related to reporting with the SEC.

We believe the actions described above will be sufficient to remediate the error that was made and strengthen our internal control over financial reporting.

Item 4. Exhibits

The following exhibits are filed herewith.

Exhibit Number	Description

1	Agreement between Nunzia and Cal Biotech to merge and to pass the intellectual property for the Nunzia drug to the Company.

2	Mining Lease.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: January 23, 2020

NUNZIA PHARMACEUTICAL COMPANY
(Registrant)

By:	/S/ Michael Mitsunaga
Michael Mitsunaga
President