Form 10-Q/A
period 2019-06-30
NUNZIA PHARMACEUTICAL Co
filed 2020-01-28
CIK 886093

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

EXPLANATORY NOTE

Nunzia Pharmaceutical Company (the “Company”) is filing this Quarterly Report on Form 10-Q/A, Amendment No. 1 (the “Quarterly Report on Form 10-Q/A”) to amend its Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2019. It must be noted that this report covered the fiscal years 2010 through June 30, 2019. The Report was filed with the Securities and Exchange Commission on or about September 18, 2019 (the “Original Report”). The purpose of this Quarterly Report on Form 10-Q/A is to amend our classification in the cover page of the Original Report wherein the Company was erroneously reported as a “shell company.” The Company has never been and was not at the time a shell company within the definition of Rule 144. The classification of The Company as a shell company on the Original Report was an error. The remainder of the Original Report, including the financial statements and supplementary data, remains unchanged except for the inclusion of new certifications required by Rule 13a-14 under the Securities Exchange Act of 1934, as amended, as required in connection with the filing of this Quarterly Report on Form 10-Q/A. Notwithstanding the existence of this material weakness, management has concluded that the Company’s consolidated financial statements included in its Annual Report on Form 10-K for the year ended June 30, 2019, as initially filed on or about September 18, 2019, or in its subsequently filed Quarterly Reports on Form 10-Q for the quarters ended June 30, 2019, and September 30, 2019, as well as the Annual Report Form 10 filed at year end for 2019, respectively are fairly stated in all material respects in accordance with generally accepted accounting principles in the United States of America.

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

Item 2. No Material Weakness in the Financial Reporting

Subsequent to the evaluation made in connection with the filing of the Form 10-Q for the quarter ending June 30, 2019, and filed on September 18, 2019, management reassessed the validity of the Company’s financial reporting. Based on this evaluation, the Company’s management identified no material error or misrepresentation related in the Company’s financial reporting. A material weakness is a deficiency, or a combination of deficiencies in the financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements could not be relied on. Based on this assessment and the finding that there was no material weakness, management concluded that the Company’s financial reporting was effective as of June 30, 2019.

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