Form 10-Q
period 2020-03-31
NUNZIA PHARMACEUTICAL Co
filed 2021-09-16
CIK 886093

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-22744

NUNZIA PHARMACEUTICAL COMPANY
(Exact name of registrant as specified in its charter)

Utah	87-0442090
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

1627 West 14th Street, Long Beach, CA	90813
(Address of principal executive offices)	(Zip Code)

(714) 609-9117
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None.

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  [_]    No  [x]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   Yes  [_]    No  [x]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [_]	Accelerated filer [_]

Non-accelerated filer [_]	Smaller reporting company ☒

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in 12b-2 of the Exchange Act):Yes ☐ No[x]

As of September 10, 2021, the registrant had 256,119,578 shares of its common stock, par value $0.001 per share, issued and outstanding.

NUNZIA PHARMACEUTICAL COMPANY

FORM 10-Q

For The Quarter Ended March 31, 2020

PART I

Item 1. Financial Statements

NUNZIA PHARMACEUTICAL COMPANY
CONSOLIDATED BALANCE SHEETS

	March 31, 2020	December 31, 2019
	(Unaudited)
ASSETS

Total assets	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued liabilities	$21,442	$21,333
Related party advances	5,536	1,242
Total current liabilities	26,978	22,575

Commitments and contingencies

Stockholders' deficit
Common stock; Class A, $0.001 par value, 1,000,000,000 shares authorized, 234,769,578 and 234,519,578 shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively	234,770	234,520
Common stock; Class B, $0.001 par value, 100,000 shares authorized, 51,000 shares issued and outstanding at March 31, 2020 and December 31, 2019	51	51
Common stock payable	50,000	50,000
Additional paid-in capital	29,134	26,886
Retained deficit	(340,933)	(334,032)
Total stockholders' deficit	(26,978)	(22,575)
Total liabilities and stockholders' deficit	$-	$-

(See accompanying notes to these consolidated financial statements)

NUNZIA PHARMACEUTICAL COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended March 31,
	2020	2019
Revenue	$-	$-

Operating expense
General and administrative	6,901	6,257
Total operating expense	6,901	6,257
Loss from operations	(6,901)	(6,257)
Net loss	$(6,901)	$(6,257)

Basic and Diluted Loss per Common Share	0	0

Weighted average number of common shares outstanding - basic and diluted	284,778,797	250,073,035

(See accompanying notes to these consolidated financial statements)

NUNZIA PHARMACEUTICAL COMPANY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT (UNAUDITED)

	Class A Common Stock		Class B Common Stock
	Shares	Amount	Shares	Amount	Common Stock Payable	Additional Paid-in Capital	Retained Deficit Deficit	Total Stockholders' Deficit
THREE MONTHS ENDED MARCH 31, 2020
Balance, December 31, 2019	234,519,578	$234,520	$51,000	$51	$50,000	$26,886	$(334,032)	$(22,575)
Common stock issued for services	250,000	250	-	-	-	2,248	-	2,498
Net loss for the three months ended March 31, 2020	-	-	-	-	-	-	(6,901)	(6,901)
Balance, March 31, 2020	234,769,578	$234,770	$51,000	$51	$50,000	$29,134	$(340,933)	$(26,978)

THREE MONTHS ENDED MARCH 31, 2019
Balance, December 31, 2018	200,022,035	$200,022	$51,000	$51	$50,000	$(243,643)	$(300,397)	$(293,967)
Net loss for the three months ended March 31, 2019	-	-	-	-	-	-	(6,257)	(6,257)
Balance, March 31, 2019	200,022,035	$200,022	$51,000	$51	$50,000	$(243,643)	$(300,397)	$(300,224)

(See accompanying notes to these consolidated financial statements)

NUNZIA PHARMACEUTICAL COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities
Net loss	$(6,901)	$(6,257)
Adjustments to reconcile net loss to net cash flows from operating activities
Stock based compensation expense	2,498	-
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable and accrued expenses	109	807
Increase in related party advances	4,294	5,450
Net cash flows from operating activities	-	-

Change in cash	-	-
Cash at beginning of period	-	-
Cash at end of period	$-	$-

Supplemental disclosure of cash flow information:
Interest paid in cash	$-	$-
Income taxes paid in cash	$-	$-

Supplemental disclosure of non-cash transactions:
Common stock issued as payment for liabilities	$2,498	$-

(See accompanying notes to these consolidated financial statements)

NUNZIA PHARMACEUTICAL COMPANY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 –Basis of Presentation, Organization, Going Concern and Recent Accounting Pronouncements

Basis of Presentation

The accompanying unaudited interim consolidated financial statements of Nunzia Pharmaceutical Company (the “Company”) as of March 31, 2020, and for the three months ended March 31, 2020 and 2019 have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”), for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted.

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of expenses during the reporting periods. Actual results may differ from those estimates. In the opinion of management, the accompanying unaudited interim consolidated financial statements have been prepared on the same basis as the audited financial statements and include all adjustments (including normal recurring adjustments) necessary for the fair presentation of the Company’s financial position as of March 31, 2020, results of operations for the three months ended March 31, 2020 and 2019, and stockholders equity and cash flows for the three months ended March 31, 2020 and 2019. The Company did not record an income tax provision during the periods presented due to net taxable losses. The results of operations for any interim period are not necessarily indicative of the results of operations for the entire year.

Organization

Our Company’s name is Nunzia Pharmaceutical Company. The Company was incorporated on November 12, 1986. On February 1, 2018, the Company amended its Articles of Incorporation to change its name to Nunzia Pharmaceutical Corporation.

On October 22, 2017, the Company and Cal-Biotech, Inc. (“Cal-Biotech”) entered into a Merger and Consolidation Agreement (the “MCA”). In anticipation of closing on the MCA, on February 1, 2018, the Board authorized a 7,000:1 reverse stock split, which took effect on December 4, 2019, and amended its articles changing its name to Nunzia Pharmaceutical Company. On December 13, 2020, the Company agreed to issue 284,500,000 shares pursuant to MCA (the “MCA Shares”). Of the shares issued, 1) 248,270,000 were to be issued to LionsGate Funding Group LLC (“LionsGate”) (majority owner of Cal-Biotech) in exchange for the all the issued and outstanding stock in Cal-Biotech and to settle $156,657 of advances from Cal-Biotech to the Company that were originally funded by LionsGate; and 2) 36,230,000 were issued to settle $144,570 of debt and advances recorded as liabilities to related and non-related parties. 31,650,000 MCA Shares due to LionsGate have not been issued as of the date of this report.

Prior to the close of the MCA, LionsGate held a majority beneficial ownership interest in the Company and Cal-Biotech. Thus, due to the common control of the Company and Cal-Biotech, pursuant to ASC 805-50-25, “Transactions Between Entities Under Common Control”, the MCA was accounted for as a transfer of the carrying amounts of assets and liabilities under the predecessor value method of accounting. The predecessor values method of accounting requires the receiving entity (i.e., the Company) to report the results of operations as if both entities had been combined as of the beginning of the periods presented. The consolidated financial statements above include both entities’ full results, including the financial statements of Cal-Biotech since inception on February 7, 2018.

Going Concern

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs to allow it to continue as a going concern. As of March 31, 2020, the Company had an accumulated deficit of $340,933) The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

Recent accounting pronouncements not yet adopted

In December 2019, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2019-12, Income Taxes – Simplifying the Accounting for Income Taxes. The guidance removes certain exceptions for recognizing deferred taxes for equity method investments, performing intra period allocation, and calculating income taxes in interim periods. The ASU also adds guidance to reduce complexity in certain areas, including recognizing deferred taxes for goodwill and allocating taxes to members of a consolidated group, among others. This guidance is effective for interim and annual reporting periods beginning after December 15, 2020. Early adoption of the standard is permitted, including adoption in interim or annual periods for which financial statements have not yet been issued. The transition requirements are dependent upon each amendment within this update and will be applied either prospectively or retrospectively. The adoption of ASU 2019-12 is not expected to have a material impact on the Company’s consolidated financial position, results of operations, or cash flows.

Recently adopted accounting pronouncements

The Company reviews new accounting standards as issued. Although some of these accounting standards issued or effective after the end of the Company’s previous fiscal year may be applicable, the Company has not identified any standards that the Company believes merit further discussion. The Company believes that none of the new standards will have a significant impact on the consolidated financial statements.

NOTE 2 – Preferred and Common Stock

Preferred Stock

The Company has Preferred stock: $1.00 par value; 50,000,000 shares authorized with no shares issued and outstanding.

Common Stock

The Company has 51,000 shares of Class B Common Stock issued and outstanding as of March 31, 2020. The Class B shares are the only shares eligible to vote for Directors. LionsGate holds all Class B common shares.

The Company has 1,000,000,000 shares of Class A Common Stock authorized of which 234,769,578 and 234,519,578 shares are issued and outstanding as of March 31, 2020 and December 31, 2019, respectively. 50,000,000 MCA Shares due to LionsGate have not been issued as of March 31, 2020 and 31,650,000 MCA Shares due to LionsGate have not been issued as of the date of this report.

On January 15, 2020, the Company issued 250,000 shares of class A common stock to a vendor in exchange for services for which the Company carried a balance in Accounts Payable of $2,498 as of December 31, 2019.

On December 4, 2019, the Company affected a 1-for-7,000 reverse stock split reducing the number of shares outstanding from 126,859,077 to 19,578. All per share amounts have been adjusted to reflect the split.

NOTE 3 – Commitments and Contingencies

COVID-19

In December 2019, an outbreak of the COVID-19 virus was reported in Wuhan, China. On March 11, 2020, the World Health Organization declared the COVID-19 virus a global pandemic and on March 13, 2020, President Donald J. Trump declared the virus a national emergency in the United States. This highly contagious disease has spread to most of the countries in the world and throughout the United States, creating a serious impact on customers, workforces and suppliers, disrupting economies and financial markets, and potentially leading to a world-wide economic downturn. It has caused a disruption of the normal operations of many businesses, including the temporary closure or scale-back of business operations and/or the imposition of either quarantine or remote work or meeting requirements for employees, either by government order or on a voluntary basis. The pandemic may adversely affect our operations, our employees and our employee productivity. It may also impact the ability of our subcontractors, partners, and suppliers to operate and fulfill their contractual obligations, and result in an increase in costs, delays or disruptions in performance. Our employees are working remotely and using various technologies to perform their functions. In reaction to the spread of COVID-19 in the United States, many businesses have instituted social distancing policies, including the closure of offices and worksites and deferring planned business activity. The disruption and volatility in the global and domestic capital markets may increase the cost of capital and limit our ability to access capital. Both the health and economic aspects of the COVID-19 virus are highly fluid and the future course of each is uncertain. For these reasons and other reasons that may come to light if the coronavirus pandemic and associated protective or preventative measures expand, we may experience a material adverse effect on our business operations, revenues and financial condition; however, its ultimate impact is highly uncertain and subject to change.

NOTE 4 – Transactions with Related Persons

From time-to-time, Mr. Michael Mitsunaga, our President and Director, and Lionsgate, directly in 2020 and through its subsidiary, Cal-Biotech in 2019, make non-interest-bearing advances to the Company. Such advances totaled $4,294 and $5,450 during the three months ended March 31, 2020 and 2019, respectively.

NOTE 5 – Subsequent Events

Management has reviewed material events subsequent of the period ended March 31, 2020 and prior to the filing of financial statements in accordance with FASB ASC 855 “Subsequent Events”.

On August 16, 2020, the Board issued 9.6 million of the MCA shares.

On December 21, 2020, the Company entered into a License Agreement (the “License Agreement”) with Michael Mitsunaga, our President and Director. The terms of the Agreement provide the Company with exclusive license to market the UL and FDA approved device under patent No.6,788,885 B2: IV BLOOD WARMING SYSTEM that is a portable AC-powered warmer designed to preheat intravenous solutions at the point of infusion. The Company agreed to issue 3,000,000 shares of common stock and pay a 2% fee of gross sales. The duration of the Agreement is for an initial period of five years commencing on August 3, 2021. The shares were issued on July 8, 2021. The Agreement was initially valued at $3.00 per share (the closing price of our stock on the date of the Agreement) or $9,000,000. Due to the related party nature of the transfer and the absence of historical cost records, the full $9,000,000 was expensed within “Loss on related party transfer of intangible assets.”

On April 12, 2021, the Company and Global WholeHealth Partners Corp. (“Global”) entered into a Mutual Sales and Marketing Agreement (the “MSMA”). Pursuant to the terms of the MSMA, each company has mutual abilities to share their products for sale under nonexclusive but favorable conditions and prices. The duration of the agreement is for an initial period of five years commencing on April 12, 2021. As consideration for the MSMA, the Company agreed to issue 5,000,000 shares of its restricted common stock to Global and Global agreed to issue 5,000,000 shares of its restricted common stock to the Company. The Company received the Global shares on April 22, 2021. The companies are considered related parties as they share the same CEO and significant shareholder, LionsGate.

On April 26, 2021, the Company issued 17,750,000 MCA Shares and on June 7, 2021, 9,000,000 MCA Shares originally issued in error on August 16, 2020, were returned to the Company bringing the total unissued MCA Shares to 31,650,000.

On June 7, 2021, 9,000,000 shares of MCA Class A common stock originally issued in error on August 16, 2020, were returned to the Company.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Forward-Looking Statements

This Report on Form 10-Q contains forward-looking statements which involve assumptions and describe our future plans, strategies, and expectations, and are generally identifiable by use of words such as “may,” “will,“ “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” or “project,” or the negative of these words or other variations on these words or comparable terminology. These statements are expressed in good faith and based upon a reasonable basis when made, but there can be no assurance that these expectations will be achieved or accomplished.

Such forward-looking statements include statements regarding, among other things, (a) the potential markets for our technologies, our potential profitability, and cash flows, (b) our growth strategies, (c) expectations from our ongoing research and development activities, (d) anticipated trends in the technology industry, (e) our future financing plans, and (f) our anticipated needs for working capital. This information may involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from the future results, performance, or achievements expressed or implied by any forward-looking statements. These statements may be found under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as well as in this Form 10-Q generally. Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including, without limitation, the matters described in this Form 10-Q generally. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this filing will in fact occur. In addition to the information expressly required to be included in this filing, we will provide such further material information, if any, as may be necessary to make the required statements, in light of the circumstances under which they are made, not misleading.

Although forward-looking statements in this report reflect the good faith judgment of our management, forward-looking statements are inherently subject to known and unknown risks, business, economic and other risks and uncertainties that may cause actual results to be materially different from those discussed in these forward-looking statements. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We assume no obligation to update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this report, other than as may be required by applicable law or regulation. Readers are urged to carefully review and consider the various disclosures made by us in our filings with the Securities and Exchange Commission which attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operation and cash flows. If one or more of these risks or uncertainties materialize, or if the underlying assumptions prove incorrect our actual results may vary materially from those expected or projected.

Except where the context otherwise requires and for purposes of this Form 10-Q only, the terms “we,” “us,” “our,” “Company” “our Company,” and “Nunzia” refer to Nunzia Pharmaceutical Company, a Utah corporation.

Overview

The Company owns the rights to NunziaTM a nutraceutical that treats autism, fragile X, ADHD, and PTSD. We manufacture, market and distribute NunziaTM direct to consumers through our website, www.nunziapharma.com, and wholesalers. NunziaTM is a targeted Blocker B that acts to increase sensory, social, and daily living skills, as well as attention span, memory retention, focus, comprehension, and learning while decreasing anxiety, stress, fixations, fidgeting, and outside detractions. Current drugs that attempt to control the symptoms of autism, fragile X, ADHD, and PTSD are broad acting, usually ineffective and include such drugs as Valium, Prozac, amphetamines, and anti-psychotics. These drugs are considered “Hit or Miss”, singly or in combination.

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

As of March 31,2020, we had negative working capital of $26,978 and no cash. Management recognizes that in order for us to meet our capital requirements over the next twelve (12) months, and continue to operate, additional financing will be necessary. We expect to raise additional funds through private or public equity investment in order to expand the range and scope of our business operations. We will seek access to private or public equity but there is no assurance that such additional funds will be available for us to finance our operations on acceptable terms, if at all. If we are unable to raise additional capital or generate positive cash flow, it is unlikely that we will be able to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Results of Operations

Our operating results for the fiscal quarter ended March 31, 2020 may not be indicative of the results that may be expected for the fiscal year ending December 31, 2020 because of the COVID-19 pandemic and other potential beneficial or detrimental unforeseen occurrences. In addition, our quarterly results of operations have varied in the past and are likely to do so again in the future. As such, we believe that period-to-period comparisons of our results of operations should not be relied upon as an indication of our future performance.

Comparison of the three months ended March 31, 2020, to the three months ended March 31, 2019

Operating Expenses

Total operating expenses for the three months ended March 31, 2020 was $6,901 compared to $6,257 for the three months ended March 31, 2019. Expenses are primarily related to professional and outside service fees to maintain our accounting and public disclosures and fluctuate depending on the timing of costs.

Liquidity and Capital Resources

We have an accumulated deficit of $340,933 through March 31, 2020. Due to the “start-up” nature of our business, we expect to incur losses as we continue to pursue our business plan.

These conditions raise substantial doubt about our ability to continue as a going concern. Management recognizes that in order for us to meet our capital requirements, and continue to operate, additional financing will be necessary. We expect to raise additional funds through private or public equity investment in order to maintain and/or expand the range and scope of our business operations; however, there is no assurance that such additional funds will be available for us on acceptable terms, if at all. If we are unable to raise additional capital when needed or generate positive cash flow, it is unlikely that we will be able to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Indebtedness

None.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Other Contractual Obligations

None.

Recent accounting pronouncements not yet adopted

See Note 1 to our consolidated financial statements.

Recently adopted accounting pronouncements

See Note 1 to our consolidated financial statements.

Critical Accounting Policies and Significant Judgments’ and Use of Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses, and the related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates based on its historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Due to the level of activity, we believe there are currently no critical accounting policies and estimates that affect the preparation of our financial statements.

Related Party Transactions

See Note 4 to our consolidated financial statements for a discussion of our related party transactions.

Corporate Information

Nunzia Pharmaceutical Company, a Utah corporation, was incorporated in 1986. The Company’s executive office is located at 1627 West 14th Street, Long Beach, CA 90813. The Company’s telephone number is (714) 609-9117. The Company’s telephone number is (714) 609-9117. Our Internet address is www.nunziapharma.com. The public may read and copy any materials we file with the United States Securities and Exchange Commission (“SEC”) on the SEC’s website at www.sec.gov which site contains reports, proxy and information statements, and other information regarding issuers, such as us, that file electronically with the SEC. All statements made in any of our filings, including all forward-looking statements, are made as of the date of the document(s) in which the statement is included, and we do not assume or undertake any obligation to update any of those statements or documents unless we are required to do so by law.

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

PART II – OTHER INFORMATION

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

Nunzia Pharmaceutical Company

(Registrant)

Date: September 16, 2021	By: /s/ Charles Strongo
Name: Charles Strongo
Title: Chief Executive Officer and Director
(Principal Executive Officer)

Date: September 16, 2021	By: /s/ Michael Mitsunaga
Name: Michael Mitsunaga
Title: President, Chief Financial Officer, Treasurer, Secretary and Director
(Principal Financial Officer and Principal Accounting Officer)