Form 10-Q
period 2020-06-30
NUNZIA PHARMACEUTICAL Co
filed 2021-09-16
CIK 886093

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

NUNZIA PHARMACEUTICAL COMPANY

FORM 10-Q

For The Quarter Ended June 30, 2020

PART I

Item 1. Financial Statements

NUNZIA PHARMACEUTICAL COMPANY
CONSOLIDATED BALANCE SHEETS
	June 30, 2020	December 31, 2019
	(Unaudited)
ASSETS

Total assets	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued liabilities	$22,779	$21,333
Related party advances	5,536	1,242
Total current liabilities	28,315	22,575

Commitments and contingencies

Stockholders' deficit
Common stock; Class A, $0.001 par value, 1,000,000,000 shares authorized, 234,769,578 and 234,519,578 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively	234,770	234,520
Common stock; Class B, $0.001 par value, 100,000 shares authorized, 51,000 shares issued and outstanding at June 30, 2020 and December 31, 2019	51	51
Common stock payable	50,000	50,000
Additional paid-in capital	29,134	26,886
Retained deficit	(342,270)	(334,032)
Total stockholders' deficit	(28,315)	(22,575)
Total liabilities and stockholders' deficit	$-	$-

(See accompanying notes to these consolidated financial statements)

NUNZIA PHARMACEUTICAL COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenue	$-	$-	$-	$-

Operating expense
General and administrative	1,337	17,305	8,238	23,562
Total operating expense	1,337	17,305	8,238	23,562
Loss from operations	(1,337)	(17,305)	(8,238)	(23,562)
Net loss	$(1,337)	$(17,305)	$(8,238)	$(23,562)

Basic and Diluted Loss per Common Share	$-	$-	$-	$-

Weighted average number of common shares outstanding - basic and diluted	284,820,578	200,073,035	284,799,345	200,073,035

(See accompanying notes to these consolidated financial statements)

NUNZIA PHARMACEUTICAL COMPANY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT (UNAUDITED)
	Class A Common Stock		Class B Common Stock
	Shares	Amount	Shares	Amount	Common Stock Payable	Additional Paid-in Capital	Retained Deficit	Total Stockholders' Deficit
SIX MONTHS ENDED JUNE 30, 2020
Balance, December 31, 2019	234,519,578	$234,520	51,000	$51	$50,000	$26,886	$(334,032)	$(22,575)
Common stock issued for services	250,000	250	-	-	-	2,248	-	2,498
Net loss for the three months ended March 31, 2020	-	-	-	-	-	-	(6,901)	(6,901)
Balance, March 31, 2020	234,769,578	234,770	51,000	51	50,000	29,134	(340,933)	(26,978)
Net loss for the three months ended June 30, 2020	-	-	-	-	-	-	(1,337)	(1,337)
Balance, June 30, 2020	234,769,578	$234,770	51,000	$51	$50,000	$29,134	$(342,270)	$(28,315)
SIX MONTHS ENDED JUNE 30, 2019
Balance, December 31, 2018	200,022,035	$200,022	51,000	$51	$50,000	$(243,643)	$(300,397)	$(293,967)
Net loss for the three months ended March 31, 2019	-	-	-	-	-	-	(6,257)	(6,257)
Balance, March 31, 2019	200,022,035	200,022	51,000	51	50,000	(243,643)	(306,654)	(300,224)
Net loss for the three months ended June 30, 2019	-	-	-	-	-	-	(17,305)	(17,305)
Balance, June 30, 2019	200,022,035	$200,022	51,000	$51	$50,000	$(243,643)	$(323,959)	$(317,529)
(See accompanying notes to these consolidated financial statements)

NUNZIA PHARMACEUTICAL COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities
Net loss	$(8,238)	$(23,562)
Adjustments to reconcile net loss to net cash flows from operating activities
Stock based compensation expense	2,498	-
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable and accrued expenses	1,446	4,112
Increase in related party advances	4,294	19,450
Net cash flows from operating activities	-	-

Change in cash	-	-
Cash at beginning of period	-	-
Cash at end of period	$-	$-

Supplemental disclosure of cash flow information:
Interest paid in cash	$-	$-
Income taxes paid in cash	$-	$-

Supplemental disclosure of non-cash transactions:
Common stock issued as payment for liabilities	$2,498	$-

(See accompanying notes to these consolidated financial statements)

NUNZIA PHARMACEUTICAL COMPANY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 –Basis of Presentation, Organization, Going Concern and Recent Accounting Pronouncements

Basis of Presentation

The accompanying unaudited interim consolidated financial statements of Nunzia Pharmaceutical Company (the “Company”) as of June 30, 2020, and for the three and six months ended June 30, 2020 and 2019 have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”), for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted.

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of expenses during the reporting periods. Actual results may differ from those estimates. In the opinion of management, the accompanying unaudited interim consolidated financial statements have been prepared on the same basis as the audited financial statements and include all adjustments (including normal recurring adjustments) necessary for the fair presentation of the Company’s financial position as of June 30, 2020, results of operations for the three and six months ended June 30, 2020 and 2019, stockholders equity for the three and six months ended June 30, 2020 and 2019, and cash flows for the six months ended June 30, 2020 and 2019. The Company did not record an income tax provision during the periods presented due to net taxable losses. The results of operations for any interim period are not necessarily indicative of the results of operations for the entire year.

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

Going Concern

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs to allow it to continue as a going concern. As of June 30, 2020, the Company had an accumulated deficit of $(342,270) The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

Common Stock

The Company has 51,000 shares of Class B Common Stock issued and outstanding as of June 30, 2020. The Class B shares are the only shares eligible to vote for Directors. LionsGate holds all Class B common shares.

The Company has 1,000,000,000 shares of Class A Common Stock authorized of which 234,769,578 and 234,519,578 shares are issued and outstanding as of June 30, 2020 and December 31, 2019, respectively. 50,000,000 MCA Shares due to LionsGate have not been issued as of June 30, 2020 and 31,650,000 MCA Shares due to LionsGate have not been issued as of the date of this report.

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

NOTE 4 – Transactions with Related Persons

From time-to-time, Mr. Michael Mitsunaga, our President and Director, and Lionsgate, directly in 2020 and through its subsidiary, Cal-Biotech in 2019, make non-interest-bearing advances to the Company. Such advances totaled $0 and $14,000 during the three months ended June 30, 2020 and 2019, respectively, and $4,294 and $19,450 during the six months ended June 30, 2020 and 2019, respectively.

NOTE 5 – Subsequent Events

Management has reviewed material events subsequent of the period ended June 30, 2020 and prior to the filing of financial statements in accordance with FASB ASC 855 “Subsequent Events”.

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

As of June 30,2020, we had negative working capital of $28,315 and no cash. Management recognizes that in order for us to meet our capital requirements over the next twelve (12) months, and continue to operate, additional financing will be necessary. We expect to raise additional funds through private or public equity investment in order to expand the range and scope of our business operations. We will seek access to private or public equity but there is no assurance that such additional funds will be available for us to finance our operations on acceptable terms, if at all. If we are unable to raise additional capital or generate positive cash flow, it is unlikely that we will be able to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Results of Operations

Our operating results for the fiscal quarter ended June 30, 2020 may not be indicative of the results that may be expected for the fiscal year ending December 31, 2020 because of the COVID-19 pandemic and other potential beneficial or detrimental unforeseen occurrences. In addition, our quarterly results of operations have varied in the past and are likely to do so again in the future. As such, we believe that period-to-period comparisons of our results of operations should not be relied upon as an indication of our future performance.

Comparison of the three and six months ended June 30, 2020, to the three and six months ended June 30, 2019

Operating Expenses

Total operating expenses for the three months ended June 30, 2020 was $1,337 compared to $17,305 for the three months ended June 30, 2019. Total operating expenses for the six months ended June 30, 2020 was $8,238 compared to $23,562 for the six months ended June 30, 2019. Expenses are primarily related to professional and outside service fees to maintain our accounting and public disclosures and fluctuate depending on the timing of costs.

Liquidity and Capital Resources

We have an accumulated deficit of $342,270 through June 30, 2020. Due to the “start-up” nature of our business, we expect to incur losses as we continue to pursue our business plan.

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