Form 10-K
period 2020-12-31
NUNZIA PHARMACEUTICAL Co
filed 2021-09-16
CIK 886093

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number 000-22744

NUNZIA PHARMACEUTICAL COMPANY

(Exact name of registrant as specified in its charter)

Utah	87-0442090
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

1627 West 14th Street, Long Beach, CA	90813
(Address of principal executive offices)	(Zip Code)

(714) 609-9117

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [_] No [x]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.

Yes [_] No [x]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [_] No [x]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [_] No [x]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [_]	Accelerated filer [_]

Non-accelerated filer(Do not check if a smaller reporting company) [_]	Smaller reporting company ☒

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.). Yes ☐ No [x]

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter, based upon the closing sale price of the registrant’s common stock on June 30, 2020, as reported on the OTC Markets Group Inc. Pink tier (the “OTCPink”) was $78,580,000.

As of September 10, 2021 there were 256,119,578 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

TABLE OF CONTENTS

NUNZIA PHARMACEUTICAL COMPANY
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEARS ENDED DECEMBER 31, 2020 AND 2019
PART I		PAGE
Item 1.	Business	5
Item 1A.	Risk Factors	6
Item 1B.	Unresolved Staff Comments	6
Item 2.	Properties	6
Item 3.	Legal Proceedings	6
Item 4.	Mine Safety Disclosures	6
PART II
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	7
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	8
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	10
Item 8.	Financial Statements	11
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	26
Item 9A.	Controls and Procedures	26
Item 9B.	Other Information	27
PART III
Item 10.	Directors, Executive Officers, and Corporate Governance	27
Item 11.	Executive Compensation	30
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	31
Item 13.	Certain Relationships and Related Transactions, and Director Independence	32
Item 14.	Principal Accounting Fees and Services	33
PART IV
Item 15.	Exhibits, Financial Statement Schedules	35
SIGNATURES		38
EXHIBIT INDEX		35
CERTIFICATIONS

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

All references to “we,” “us,” or “our” refer to Nunzia Pharmaceutical Company and its consolidated subsidiaries.

ITEM 1. BUSINESS

Background

Nunzia Pharmaceutical Company (the “Company”), was incorporated on November 12, 1986, in the state of Utah under the name of Silver Harvest, Inc. In February 1990, the Company amended its Articles of Incorporation to change its name to Viking Capital Group, Inc. In June 2010, the Company amended its Articles of Incorporation to change its name to its name to Arizona Gold and Onyx Mining Company. On February 1, 2018, the Company amended its Articles of Incorporation to change its name to Nunzia Pharmaceutical Corporation in anticipation of completion of a merger with Cal-Biotech, Inc. (A Wyoming Corporation), owner of www.NunziaPharmaceutical.com.

On October 22, 2017, the Company and Cal-Biotech, Inc. (“Cal-Biotech”) entered into a Merger and Consolidation Agreement (the “MCA”). In anticipation of closing on the MCA, on February 1, 2018, the Board authorized a 7,000:1 reverse stock split, which took effect on December 4, 2019, and amended its articles changing its name to Nunzia Pharmaceutical Company. On December 13, 2020, the Company agreed to issue 284,500,000 shares pursuant to MCA (the “MCA Shares”). Of the shares issued, 1) 248,270,000 were to be issued to LionsGate Funding Group LLC (“LionsGate”) (majority owner of Cal-Biotech) in exchange for the all the issued and outstanding stock in Cal-Biotech and to settle $156,657 of advances from Cal-Biotech to the Company that were originally funded by LionsGate; and 2) 36,230,000 were issued to settle $144,570 of debt and advances recorded as liabilities to related and non-related parties. 31,650,000 of the MCA Shares due to LionsGate have not been issued as of the date of this report.

Business

The Company owns the rights to Nunzia™, a nutraceutical that treats Autism, Fragile X, ADHD, PTSD and other such disorders. We manufacture, market and distribute Nunzia™, direct to consumers through our website, www.nunziapharma.com, and through wholesalers.

Current drugs that attempt to control the symptoms of autism, fragile X, ADHD and PTSD are largely ineffective. Nunzia™ is the only neutraceutical product on the market designed to treat the symptoms of these wide-ranging medical conditions. Nunzia™ acts to increase sensory, social, and daily living skills, as well as increasing attention span, memory retention, focus, comprehension, and learning while decreasing anxiety, stress, fixations, fidgeting, and outside detractions.

In a healthy person, when there is a rapid firing of synapses and the protein filters of the brain are functional, anxiety occurs, but with little or no affixations. However, if the protein filters (particularly the FXMP protein filter) are not functioning properly (under or over-functioning), then anxiety will also produce affixations and other disorders such as Autism or PTSD. It was previously believed that Fragile X or Autistic people did not have the FXMP protein at all, however, more recent conclusions are that the FXMP protein filter was present but ill-functioning.

Current anti-anxiety drugs such as Valium or Prozac, are broad acting and usually ineffective. Broad blockers, instead of treating the underlying cause of anxiety, act to simply repress every synapse.  Nunzia™ acts as a targeted blocker, actively blocking the synapses that are misfiring and causing anxiety. With synapses firing properly, the person suffering from autism, fragile X, ADHD or  PTSD experiences no or dramatically less anxiety.

The market for Nunzia™ is immense, and that no other drug can achieve the results of Nunzia™ because no other drug is a targeted blocker of the synapses causing anxiety. To our knowledge, there are no other drugs like Nunzia™ that help so many disorders that are caused or exasperated by anxiety. Finally, Nunzia™ is not a drug, but a nutraceutical allowing the body to absorb healthy nutrients that work to eliminate anxiety.

Employees

As of December 31, 2020, Charles Strongo, our CEO and Director and Michael Mitsunaga, our President and Director devote as much time as the Board of Directors determine is necessary to carry out the affairs of the Company. Neither officer receives cash compensation. The Company also utilizes independent contractors as needed.

Other Information

Our website address is www.nunziapharma.com. The public may read and copy any materials we file with the United States Securities and Exchange Commission (“SEC”) on the SEC’s website at www.sec.gov which site contains reports, proxy and information statements, and other information regarding issuers, such as us, that file electronically with the SEC. All statements made in any of our filings, including all forward-looking statements, are made as of the date of the document(s) in which the statement is included, and we do not assume or undertake any obligation to update any of those statements or documents unless we are required to do so by law.

The Company’s executive office is located at 1627 West 14th Street, Long Beach, CA 90813. The Company’s telephone number is (714) 609-9117.

Stockholder Communications

Stockholders who wish to communicate with the Board may do so by addressing their correspondence to the Board at Nunzia Pharmaceutical Company, Attention: Michael Mitsunaga, 1627 West 14th Street, Long Beach, CA 90813. The Board will review and respond to all correspondence received, as appropriate.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is quoted on the OTC Pink tier (the “OTCPink”) under the symbol “NUNZ”.

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

Holders

Our Certificate of Incorporation authorizes the issuance of up to 1,000,000,000 shares of Class A common stock, par value $0.001 per share and 100,000 shares of Class B Common Stock, par value $0.001 per share. As of August 9, 2021, there were 618 stockholders of record holding an aggregate of 256,119,578 shares of Class A Common Stock (this number does not include stockholders who hold their stock through brokers, banks and other nominees) and 51,000 shares of Class B Common Stock.

The Class B shares are the only shares entitled to vote for Board Members. Class A and B shares are entitled to vote on all other matters. All the Class B common stock is held by LionsGate Funding Management LLC, our majority shareholder.

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

Securities Authorized for Issuance under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities

See the Notes to our financial statements for information related to the issuance of common stock.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis (“MD&A”) is intended to help the reader understand the consolidated results of operations and financial condition of Nunzia Pharmaceutical Company and its subsidiaries. The MD&A is provided as a supplement to, and should be read in conjunction with financial statements and the accompanying notes to the financial statements included in this Comprehensive Form 10-K.

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

As of December 31, 2020, we had negative working capital of $36,404 and no assets. Management recognizes that in order for us to meet our capital requirements, and continue to operate, additional financing will be necessary. We expect to raise additional funds through private or public equity investment in order to expand the range and scope of our business operations. We will seek access to private or public equity but there is no assurance that such additional funds will be available for us to finance our operations on acceptable terms, if at all. If we are unable to raise additional capital or generate positive cash flow, it is unlikely that we will be able to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Results of Operations

Year ended December 31, 2020 compared to the year ended December 31, 2019

Revenue

To date the Company has not generated revenue.

Total Operating Expenses

Total operating expenses for the year ended December 31, 2020 was $9,016,327 compared to $33,635 for the year ended December 31, 2019. Expenses are primarily related to professional and outside service fees to maintain our accounting and public disclosures and fluctuate due to the timing of costs.

Other Income (Expense)

Other expense increased $9 million due to the issuance of 3 million shares of common stock to Michael Mitsunaga, our President and Director, pursuant to a License Agreement dated December 21, 2020 under which the Company gained an exclusive license to market the UL and FDA approved device under patent No.6,788,885 B2: IV BLOOD WARMING SYSTEM. For additional information see the notes to our financial statements, “NOTE 5 – Transactions with Related Persons.”

Liquidity and Capital Resources

We have a retained deficit of $9,350,359 through December 31, 2020. As of December 31, 2020, the Company had no cash on hand. All expenses in 2020 and 2019 resulted in a corresponding increase to our liabilities or equity, thus, resulting in no use of cash. Our principal source of liquidity has been advances from certain shareholders.

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

Critical Accounting Policies

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

Due to the level of activity and lack of complex transactions, we believe there are currently no critical accounting policies and estimates that affect the preparation of our financial statements.

New Accounting Standards to be Adopted Subsequent to December 31, 2020

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current U.S. GAAP. ASU 2020-06 removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception and it also simplifies the diluted earnings per share calculation in certain areas. ASU 2020-06 is effective for the Company for fiscal years beginning after December 31, 2021, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020 and adoption must be as of the beginning of the Company’s annual fiscal year. The Company adopted ASU 2020-06 beginning with our fiscal year starting on January 1, 2021. We do not expect the adoption of ASU 2020-06 to have a material impact on our consolidated financial statements.

Related Party Transactions

For a discussion of our Related Party Transactions, see “Note 5 - Transactions With Related Persons” to our Financial Statements included elsewhere in this Annual Report on Form 10-K.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Smaller reporting companies are not required to provide the information required by this item.

ITEM 8. FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of Nunzia Pharmaceutical Company

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Nunzia Pharmaceutical Company (the "Company") as of December 31, 2020 and 2019, the related statements of operations, stockholders' equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company’s significant operating losses raise substantial doubt about its ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ BF Borgers CPA PC

BF Borgers CPA PC

We have served as the Company's auditor since 2021

Lakewood, CO

September 10, 2021

NUNZIA PHARMACEUTICAL COMPANY
CONSOLIDATED BALANCE SHEETS

	December 31, 2020	December 31, 2019
ASSETS
Total assets	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued liabilities	$25,868	$21,333
Related party advances	10,536	1,242
Total current liabilities	36,404	22,575

Commitments and contingencies

Stockholders' deficit
Common stock; Class A, $0.001 par value, 1,000,000,000 shares authorized, 244,369,578 and 234,519,578 shares issued and outstanding at December 31, 2020 and December 31, 2019, respectively	244,370	234,520
Common stock; Class B, $0.001 par value, 100,000 shares authorized, 51,000 shares issued and outstanding at December 31, 2020 and 2019, respectively	51	51
Common stock payable	9,040,400	50,000
Additional paid-in capital	29,134	26,886
Retained deficit	(9,350,359)	(334,032)
Total stockholders' deficit	(36,404)	(22,575)
Total liabilities and stockholders' deficit	$-	$-

(See accompanying notes to unaudited consolidated financial statements)

NUNZIA PHARMACEUTICAL COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2020	2019
Revenue	$-	$-

Operating expense
General and administrative	16,327	33,635
Total operating expense	16,327	33,635
Loss from operations	(16,327)	(33,635)
Other income (expense)
Loss on related party transfer of intangible assets	9,000,000	-
Total other income (expense)	9,000,000	-
Net loss	$(9,016,327)	$(33,635)

Basic and Diluted Loss per Common Share	$-	$-

Weighted average number of common shares outstanding - basic and diluted	284,893,181	252,528,960

(See accompanying notes to unaudited consolidated financial statements)

NUNZIA PHARMACEUTICAL COMPANY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019
	Class A Common Stock		Class B Common Stock
	Shares	Amount	Shares	Amount	Common Stock Payable	Additional Paid-in Capital	Retained Deficit	Total Stockholders'Deficit
Balance, December 31, 2018	200,022,035	$200,022	51,000	$51	$50,000	$(243,643)	$(300,397)	$(293,967)
Cancellation of returned class A common shares	(2,457)	(2)	-	-	-	2	-	-
Common stock issued in Merger with Cal-Biotech used to reduce related party liabilities	-	-	-	-	-	156,657	-	156,657
Common stock issued to settle outstanding liabilities	34,500,000	34,500	-	-	-	110,070	-	144,570
Cal-Biotech net loss for the period ended December 31, 2019	-	-	-	-	-	3,800	(3,800)	-
Net loss for the year ended December 31, 2019	-	-	-	-	-	-	(33,635)	(33,635)
Balance, December 31, 2019	234,519,578	234,520	51,000	51	50,000	26,886	(334,032)	(22,575)
Common stock issued for services	250,000	250	-	-	-	2,248	-	2,498
Merger shares issued	9,600,000	9,600	-	-	(9,600)	-	-	-
Common stock to issue for license agreement with Michael Mitsunaga	-	-	-	-	9,000,000	-	-	9,000,000
Net loss for the year ended December 31, 2020	-	-	-	-	-	-	(9,016,327)	(9,016,327)
Balance, December 31, 2020	244,369,578	$244,370	51,000	$51	$9,040,400	$29,134	$(9,350,359)	$(36,404)

(See accompanying notes to unaudited consolidated financial statements)

NUNZIA PHARMACEUTICAL COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2020	2019
Cash flows from operating activities
Net loss	$(9,016,327)	$(33,635)
Adjustments to reconcile net loss to net cash flows from operating activities
Stock based compensation expense	2,498	-
Loss on related party transfer of intangible assets	9,000,000
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable and accrued expenses	4,535	8,643
Increase in related party advances	9,294	21,192
Net cash flows from operating activities	-	(3,800)

Cash flows from financing activities
Related party paid-in-capital	-	3,800
Net cash flows from financing activities	-	3,800

Change in cash	-	-

Cash at beginning of period	-	-
Cash at end of period	$-	$-

Supplemental disclosure of cash flow information:
Interest paid in cash	$-	$-
Income taxes paid in cash	$-	$-

Supplemental disclosure of non-cash transactions:
Common stock issued as payment for liabilities	$2,498	$-

(See accompanying notes to unaudited consolidated financial statements)

NUNZIA PHARMACEUTICAL COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

NOTE 1 – Organization and Going Concern

Organization

Nunzia Pharmaceutical Company (the “Company”), was incorporated on November 12, 1986, in the state of Utah under the name of Silver Harvest, Inc. In February 1990, the Company amended its Articles of Incorporation to change its name to Viking Capital Group, Inc. In June 2010, the Company amended its Articles of Incorporation to change its name to its name to Arizona Gold and Onyx Mining Company. On February 1, 2018, the Company amended its Articles of Incorporation to change its name to Nunzia Pharmaceutical Corporation in anticipation of completion of a merger with Cal-Biotech, Inc. (A Wyoming Corporation), owner of www.NunziaPharmaceutical.com.

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

Going Concern

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs to allow it to continue as a going concern. As of December 31, 2020, the Company had an accumulated deficit of $(9,350,359). The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

Fair Value of Financial Instruments

The Company’s financial instruments consist of accounts payable and accrued expenses. The carrying amounts of the Company’s financial instruments approximate fair value because of the short-term maturity of these items. These fair value estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect those estimates. We do not hold or issue financial instruments for trading purposes, nor do we utilize derivative instruments.

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with Accounting Standards Codification (“ASC”) 718, Stock Based Compensation.  ASC 718 requires all stock-based payments to directors, employees and consultants, including grants of stock options, to be recognized in the consolidated statements of operations based on their fair values. If a stock-based award contains performance-based conditions, at the point that it becomes probable that the performance conditions will be met, the Company records a cumulative catch-up of the expense from the grant date to the current date, and then amortizes the remainder of the expense over the remaining service period. Management evaluates when the achievement of a performance-based condition is probable based on the expected satisfaction of the performance conditions as of the reporting date.

Net Income (Loss) Per Share

The computation of basic earnings per share (“EPS”) is based on the weighted average number of shares that were outstanding during the period, including shares of common stock that are issuable at the end of the reporting period. The computation of diluted EPS is based on the number of basic weighted-average shares outstanding plus the number of common shares that would be issued assuming the exercise of all potentially dilutive common shares outstanding using the treasury stock method. The Company had no potentially dilutive securities as of December 31, 2020 and 2019.

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

Recent Adopted Accounting Pronouncements

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

Common Stock

The Company has 51,000 shares of Class B Common Stock issued and outstanding as of December 31, 2020. The Class B shares are the only shares eligible to vote for Directors. LionsGate holds all Class B common shares.

The Company has 1,000,000,000 shares of Class A Common Stock authorized of which 244,369,578 and 234,519,578 shares are issued and outstanding as of December 31, 2020 and 2019, respectively. 40,400,000 MCA Shares due to LionsGate have not been issued as of December 31, 2020 and 31,650,000 MCA Shares due to LionsGate have not been issued as of the date of this report.

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

On August 16, 2020, the Board issued 9,600,000 of the MCA shares. 9,000,000 of the shares were issued in error and returned to the Company on June 7, 2021.

On January 15, 2020, the Company issued 250,000 shares of class A common stock to a vendor in exchange for services for which the Company carried a balance in Accounts Payable of $2,498 as of December 31, 2019.

On December 13, 2019, as part of the Cal-Biotech MCA the Company issued 284,500,000 class A common stock in the amount of 1) 230,000 shares to settle $49,800 of AP; 2) 34,500,000 shares to settle the $59,770 owed to Mr. Mitsunaga; 3) 1,500,000 shares to settle $35,000 owed to Mr. Johnson; and 4) 248,270,000 shares to LionsGate to settle $156,657 and consumate the MCA.

On December 4, 2019, the Company affected a 1-for-7,000 reverse stock split reducing the number of shares outstanding from 126,859,077 to 19,578. All per share amounts have been adjusted to reflect the split.

On April 23, 2019, the Board canceled 2,457 Class A common shares that were returned

The Company has 100,000 shares of Class B Common Stock authorized. On December 5, 2019, Mr. Mitsunaga transferred all 51,000 shares of Class B common stock to LionsGate.

NOTE 4 – Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of the Company’s deferred tax assets at December 31, 2020 and 2019 are as follows:

	2020	2019
Deferred tax assets:
Net operating loss carryforwards	$347,861	$334,032
Statutory tax rate	21%	21%
Total deferred tax assets	73,051	70,147
Less: valuation allowance	(73,051)	(70,147)
Net deferred tax asset	$-	$-

A reconciliation between the amount of income tax benefit determined by applying the applicable U.S. statutory income tax rate to pre-tax loss for the years ended December 31, 2020 and 2019 is as follows:

	2020	2019
Federal Statutory Rate	$(1,893,429)	$(7,063)
Nondeductible expenses	1,890,525	-
Change in allowance on deferred tax assets	(2,904)	(7,063)
	$-	$-

The net increase in the valuation allowance for deferred tax assets was $2,904 and $7,063 for the years ended December 31, 2020 and 2019, respectively. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Due to the uncertainty of realizing the deferred tax asset, management has recorded a valuation allowance against the entire deferred tax asset.

For federal income tax purposes, the Company has net U.S. operating loss carry forwards at December 31, 2020 available to offset future federal taxable income, if any, of $348,000. The utilization of the tax net operating loss carry forwards may be limited due to ownership changes that have occurred as a result of sales of common stock.

The fiscal years 2017 through 2020 remain open to examination by federal authorities and other jurisdictions in which the Company operates.

NOTE 5 – Transactions with Related Persons

Mr. Mitsunaga made non-interest-bearing advances to the Company totaling $4,294 and $0 during the years ended December 31, 2020 and 2019, respectively.

LionsGate made non-interest-bearing advances to the Company totaling $5,000 and $21,192 during the years ended December 31, 2020 and 2019, respectively. All of the 2019 advances from LionsGate were relieved as part of the MCA.

On December 21,2020, the Company entered into a License Agreement with Michael Mitsunaga, our President and Director. The terms of the Agreement provide the Company with exclusive license to market the UL and FDA approved device under patent No.6,788,885 B2: IV BLOOD WARMING SYSTEM that is a portable AC-powered warmer designed to preheat intravenous solutions at the point of infusion. The Company agreed to issue 3,000,000 shares of common stock and pay a 2% fee of gross sales. The duration of the Agreement is for an initial period of five years commencing on August 3, 2021. The shares were issued on July 8, 2021. The Agreement was initially valued at $3.00 per share (the closing price of our stock on the date of the Agreement) or $9,000,000. Due to the related party nature of the transfer and the absence of historical cost records, the full $9,000,000 was expensed within “Loss on related party transfer of intangible assets.”

On October 22, 2017, the Company and Cal-Biotech, Inc., a company owned by LionsGate Funding LLC, entered into a Merger and Consolidation Agreement. In anticipation of closing on the MCA, on February 1, 2018, the Board authorized a 7,000:1 reverse stock split, which took effect on December 4, 2019, and amended its articles changing its name to Nunzia Pharmaceutical Company. On December 13, 2020, the Company issued 284,500,000 shares pursuant to MCA. Of the shares issued, 1) 248,270,000 were issued to LionsGate in exchange for the all the issued and outstanding stock in Cal-Biotech and to settle $156,657 of advances from Cal-Biotech to the Company that were originally funded by LionsGate; and 2) 36,230,000 were issued to settle $144,570 of debt and advances recorded as liabilities to related and non-related parties. 31,650,000 shares due to LionsGate as part of the MCA have not been issued as of the date of this report.

NOTE 6 - Merger

On October 22, 2017, the Company and Cal-Biotech, Inc. entered into the MCA. In anticipation of closing on the MCA, on February 1, 2018, the Board authorized a 7,000:1 reverse stock split, which took effect on December 4, 2019, and amended its articles changing its name to Nunzia Pharmaceutical Corporation. On December 13, 2019, the Company issued 284,500,000 shares pursuant to MCA. Of the shares issued, 1) 248,270,000 were issued to LionsGate Funding Group LLC (“LionsGate”) (majority owner of Cal-Biotech) in exchange for the all the issued and outstanding stock in Cal-Biotech and to settle $156,657 of advances from Cal-Biotech to the Company that were originally funded by LionsGate; and 2) 36,230,000 were issued to settle $144,570 of debt and advances recorded as liabilities to related and non-related parties. 22,650,000 shares due to LionsGate as part of the MCA have not been issued as of the date of this report.

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

The following financial information has been developed by application of pro forma adjustments to the historical financial statements of the Company appearing elsewhere in this Current Report. The unaudited pro forma information gives effect to the Merger which has been assumed to have upon inception of Cal-Biotech.

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

The condensed consolidated pro forma results of operations are as follows:

NUNZIA PHARMACEUTICAL COMPANY
Unaudited Consolidated Pro Forma Statements of Operations

	Year Ended December 31, 2019				Year Ended December 31, 2018	From Inception on February 7, 2018 to December 31, 2018

	Nunzia Actual	Cal-Biotech Actual		Pro Forma	Nunzia Actual	Cal-Biotech Actual		Pro Forma

Revenue	$-	$-		$-	$-	$-		$-

Expenses
Selling, general and administrative	29,835	3,800		33,635	18,576	3,200		21,776
Total expenses	29,835	3,800		33,635	18,576	3,200		21,776

Income (loss) from operations	(29,835)	(3,800)		(33,635)	(18,576)	(3,200)		(21,776)
Provision for income taxes	-	-		-	-	-		-
Net earnings (loss)	$(29,835)	$(3,800)		$(33,635)	$(18,576)	$(3,200)		$(21,776)

Common stock outstanding	19,578			19,578	22,035			22,035
Common stock issued in Merger		250,000,000	1)	250,000,000		245,000,000	1)	245,000,000
Common stock issued in exchange for liabilities and debts		34,500,000		34,500,000				-
Total common shares outstanding				284,519,578				245,022,035

Net income (loss) per common share				$-				$-

1) Includes 50,000,000 shares due to LionsGate Funding that were unissued at the time of the merger and as of year-end.

The condensed consolidated pro forma financial position as of the date of merger is as follows:

NUNZIA PHARMACEUTICAL COMPANY
UNAUDITED CONSOLIDATED PRO FORMA BALANCE SHEETS
	As of December 4, 2019							As of December 31, 2018
	Nunzia		Cal-Biotech		Adjustments		Pro Forma	Nunzia		Cal-Biotech		Adjustments		Pro Forma
ASSETS

Total assets	$-		$-		$-		$-	$-		$-		$-		$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

Accounts payable and accrued liabilities	$68,447	$	$ -	$	$ -		$68,447	$62,490	$	$ -	$	$ -		$62,490
Related party advances	228,427		-		-		228,427	208,477		-		-		208,477
Related party promissory note	23,000		-		-		23,000	23,000		-		-		23,000
Total current liabilities	319,874		-		-		319,874	293,967		-		-		293,967
Total liabilities	319,874		-		-		319,874	293,967		-		-		293,967

Commitments and contingencies

Stockholders' equity (deficit)
Common stock; Class A, $0.001 par value	20		245,000		(45,000)	1)	200,020	22		245,000		(45,000)	1)	200,022
Common stock; Class B, $0.001 par value	51		-		-		51	51		-		-		51
Common stock payable	-		-		50,000	1)	50,000	-		-		50,000	1)	50,000
Additional paid-in capital	5,962		(238,000)		(5,000)	2)	(237,038)	3,157		(241,800)		(5,000)	2)	(243,643)
Retained deficit	(325,907)		(7,000)		-		(332,907)	(297,197)		(3,200)		-		(300,397)
Total stockholders' deficit	(319,874)		-		-		(319,874)	(293,967)		-		-		(293,967)
Total liabilities and stockholders' deficit	$-		$-		$-		$-	$-		$-		$-		$-

1) reduced to reflect 200 million shares issued and allocate 50 million shares as payable.
2) represents the difference of 5 million additional shares issued in the merger that were in excess of outstanding shares of Cal-Biotech.

NOTE 7 – Commitments and Contingencies

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

NOTE 8 – Subsequent Events

Management has reviewed material events subsequent of the period ended December 31, 2020 and prior to the filing of financial statements in accordance with FASB ASC 855 “Subsequent Events”.

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

On April 26, 2021, the Company issued 17,750,000 of the MCA Shares.

On June 7, 2021, 9,000,000 shares of MCA Class A common stock originally issued in error on August 16, 2020, were returned to the Company.

On July 8, 2021, the Company issued 3,000,000 shares to Michael Mitsunaga, our President, pursuant to an exclusive licensing agreement Dated December 21, 2020 for use of  an IV blood warming system.

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

Name	Age	Current Position With Us	Director or Officer Since
Michael Mitsunaga	65	President, Treasurer, Secretary and Director	June 28, 2010
Charles Strongo	57	Chief Executive Officer and Director	December 5, 2019
Dr. Shujie Cui	57	Chief Medical Officer and Director	December 5, 2019

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

Charles Strongo, MBA. Mr. Strongo currently serves as the Company’s CEO and Director since December 5, 2019. Mr. Strongo has 30 years’ experience in business management and operations with a proven track record of increasing profitability in the health care industry and particularly in the in-vitro diagnostic industry. Mr. Strongo has been in the in vitro diagnostic business for the past Twenty-Four years, having begun in 1995, the beginning of the “over-the counter” in-vitro diagnostic industry and has managed annual budgets exceeding $500 million. Mr. Strongo currently serves as CEO and Chairman of Global Whole Health Partners Corporation since August 1, 2019. Mr. Strongo has served as President and Chief Executive Officer of EarlyDETECT, Inc. (EDI) since March, 2004. He was a member of the EDI Board of Directors from June 2002 until June 2009. Prior to that, Mr. Strongo served as the Chief Financial Officer for two years. Mr Strongo has owned and operated his own successful FDA Approved diagnostic manufacturing facility. Mr. Strongo has a comprehensive knowledge of ISO and FDA regulations and has prepared several companies for the ISO inspections. Mr. Strongo has filed more than twenty FDA 510K filings; he has also worked on countless pharmaceutical filings. Mr. Strongo has prepared several companies for FDA inspections, under FDA regulatory GMP guidelines. Mr. Strongo has cleared companies for ISO 13485 CDM in less than 6 months, a process that usually takes a year. Mr. Strongo’s dynamic personality, keen understanding and extensive professional expertise, have enabled Mr. Strongo to increase profitability for multiple companies domestically and internationally. Mr. Strongo established businesses in foreign countries, including Canada, Brazil, China, South Africa, Russia, Taiwan, Mexico, Malaysia, Thailand, and the Philippines. Mr. Strongo holds a BA/MBA in Business Management from National University.

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

Shujie Cui. Mr. Cui served as a post doctorate Fellow in the Ob/Gyn and Reproductive Biology department of The University of Texas Medical School at Houston. Mr. Cui also served as a post doctorate Fellow in the Division of Laboratory Medicine,  M.D. Anderson Cancer Center at The University of Texas, Houston. Dr. Cui is known as the father of Strep A Tests.  Dr. Cui worked with the Chinese Government on the testing and vaccine for SARS. Dr. Dr. Cui also serves as the Chief Science Officer and Director of Global Whole Health Partners Corporation since August 1, 2019.

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

CORPORATE GOVERNANCE

Director Independence

We are not listed on a major U.S. securities exchange and, therefore, are not subject to the corporate governance requirements of any such exchange, including those related to the independence of directors. At this time, after considering all of the relevant facts and circumstances, our Board has determined that we do not have any director that qualifies as an “independent director” under the standards of independence of the FINRA listing standards. We do not currently have a majority of independent directors as required by the FINRA listing standards. Upon our listing on any national securities exchange or any inter-dealer quotation system, we will elect such independent directors as is necessary under the rules of any such securities exchange.

Board Leadership Structure

We currently have three (3) executive officers and three (3) directors. Our Board has reviewed our current Board leadership structure — which consists of a Chief Executive Officer and no Chairman of the Board — in light of the composition of the Board, our size, the nature of our business, the regulatory framework under which we operate, our stockholder base, our peer group and other relevant factors, and has determined that this structure is currently the most appropriate Board leadership structure for our company. Nevertheless, the Board intends to carefully evaluate from time to time whether our Chief Executive Officer and Chairman positions should be combined based on what the Board believes is best for us and our stockholders.

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

Board of Directors Meetings, Committees of the Board of Directors, and Annual Meeting Attendance

We did not have an annual meeting of shareholders during the fiscal year ended December 31, 20 or 2019 .

We do not currently have any standing committees of the Board. The full Board is responsible for performing the functions of: (i) the Audit Committee, (ii) the Compensation Committee and (iii) the Nominating Committee.

Stockholder Communications

Stockholders who wish to communicate with the Board may do so by addressing their correspondence to the Board at Nunzia Pharmaceutical Company, Attention: Michael Mitsunaga, 1627 West 14th Street, Long Beach, CA 90813. The Board will review and respond to all correspondence received, as appropriate.

ITEM 11. EXECUTIVE COMPENSATION

Our Board is responsible for establishing the compensation and benefits for our executive officers. The Board reviews the performance and total compensation package for our executive officers, and considers the modification of existing compensation and the adoption of new compensation plans. The board has not retained any compensation consultants.

Summary Compensation Table

The following table sets forth information concerning compensation earned for services rendered to us by our executive officers who were serving as executive officers during the fiscal year ended December 31,  2020 and 2019:

Name and Principal Position	Year Ended December 31,	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Michael Mitsunaga (1) President, Treasurer, Secretary and Director	2019 to 2020	-	-	-	-	-	-
Charles Strongo (2) Chief Executive officer and Director	2019 to 2020	-	-	-	-	-	-
Dr. Shujie Cui (3) Chief Medical Officer and Director	2019 to 2020	-	-	-	-	-	-
Richard Johnson (4) Former Treasurer, Chief Financial Officer and Director	2019 to 2020	-	-	-	-	-	-
Kim Halvorson (5) former Secretary and Director	2019	-	-	-	-	-	-

(1) Mr. Mitsunaga was appointed as President, Chief Executive Officer and Director on June 28, 2010. Mr. Mitsunaga did not earn and was not paid any compensation for the years Ended December 31, 2019 through December 31, 2020.

(2)  Mr. Strongo was appointed as Chief Executive Officer and Director on December 5, 2019. Mr. Strongo did not earn and was not paid any compensation for the years Ended December 31, 2019 through December 31, 2020.

(3) Dr. Cui was appointed as Chief Medical Officer and Director on December 5, 2019. Dr. Cui did not earn and was not paid any compensation for the years Ended December 31, 2019 through December 31, 2020.

(4)Mr. Johnson was appointed as Treasurer, Chief Financial Officer and Director on July 1, 2010. Mr. Johnson did not earn and was not paid any compensation for the years Ended December 31, 2019 through December 31, 2020. Mr. Johnson resigned on August 21, 2020.

(5) Mrs. Halvorson was appointed as Secretary and Director on February 1, 2018. Mrs. Halvorson did not earn and was not paid any compensation for the year Ended December 31, 2019. Mrs. Halvorsen was terminated on December 5, 2019.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information as of the date of this report by (i) all persons who are known by us to beneficially own more than 5% of our outstanding shares of common stock, (ii) each director, director nominee, and Named Executive Officer; and (iii) all executive officers and directors as a group:

Name and Address of Beneficial Owner (1)	Number of shares Beneficially Owned (2)	Percent of Class Owned (2)
Directors and Officers
Michael Mitsunaga	15,976,274	5.46%
Charles Strongo	12,975,040	4.43%
Dr. Shujie Cui	2,500,000	0.85%
All Directors and Officers as a Group	31,451,314	10.74%

5% shareholders
LionsGate Funding Group (3)	222,510,000	75.99%
2227 Avenida Oliva, San Clemente, CA 92673
Michael Mitsunaga	15,976,274	5.46%
5% shareholders as a group	238,486,274	81.44%
Total Directors and Officers and 5% Shareholders	253,961,314	86.73%
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

(2) Calculated pursuant to rule 13d-3(d) of the Exchange Act. Beneficial ownership is calculated based on 292,820,578 shares of Class A Common Stock and 51,000 shares of Class B Common Stock issued and outstanding on a fully diluted basis as of the date of this report. Under Rule 13d-3(d) of the Exchange Act, shares not outstanding which are subject to options, warrants, rights or conversion privileges exercisable within 60 days are deemed outstanding for the purpose of calculating the number and percentage owned by such person, but are not deemed outstanding for the purpose of calculating the percentage owned by each other person listed.

(3)  Lionsgate Funding Group LLC, a Wyoming Limited Liability Corporation, is controlled by Sara Gonzales. In such capacity, Mrs. Gonzales may be deemed to have beneficial ownership of these shares. The number of shares reflected above is as of the date of this report based upon the review of our transfer records and includes (a) 190,809,000 shares owned by LionsGate; (b) 31,650,000 shares owned by LionsGate pursuant to the Merger that have not been issued; (c) 51,000 shares of Class B common stock owned by LionsGate; and (d) 5,000,000 shares owned by Sara Gonzales.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

We do not have a formal written policy for the review and approval of transactions with related parties; however, our Corporate Governance Principles require actual or potential conflict of interest to be reported to the Board. Our employees are expected to disclose personal interests that may conflict with ours and they may not engage in personal activities that conflict with their responsibilities and obligations to us. Periodically, we inquire as to whether or not any of our Directors have entered into any transactions, arrangements or relationships that constitute related party transactions. If any actual or potential conflict of interest is reported, our entire Board and outside legal counsel review the transaction and relationship disclosed and the Board makes a formal determination regarding each Director's independence. If the transaction is deemed to present a conflict of interest, the Board will determine the appropriate action to be taken.

Transactions with Related Persons

The Board is responsible for review, approval, or ratification of “related-person transactions” involving Nunzia Pharmaceutical Company or its subsidiaries and related persons. Under SEC rules (Section 404 (a) of Regulation S-K), a related person is a director, officer, nominee for director, or 5% stockholder of our outstanding shares of common stock since the beginning of the previous fiscal year, and their immediate family members. Immediate family members include spouses, parents, stepparents, children, stepchildren, siblings, mothers- and fathers-in-law, sons- and daughters-in-law, and brothers- and sisters-in-law and anyone residing in such person’s home (other than a tenant)

The Board has determined that, barring additional facts or circumstances, a related person does not have a direct or indirect material interest in the following categories of transactions:

•any transaction with another company for which a related person’s only relationship is as an employee (other than an executive officer), director, or beneficial owner of less than 10% of that company’s shares, if the amount involved does not exceed the greater of $1 million or 2% of that company’s total annual revenue;

•compensation to executive officers determined by the Board;

•compensation to directors determined by the Board;

•transactions in which all security holders receive proportional benefits; and
banking-related services involving a bank depository of funds, transfer agent, registrar, trustee under a trust indenture, or similar service.

Review, Approval or Ratification of Transactions with Related Persons

The Board reviews transactions involving related persons who are not included in one of the above categories and makes a determination whether the related person has a material interest in a transaction and may approve, ratify, rescind, or take other action with respect to the transaction in its discretion. An interested related party who serves on the Board shall recuse their self from the review and approval of a related party transaction in which they have an interest in the transaction. In the event of a potential conflict of interest, the Board will generally evaluate the transaction in terms of the following standards: (i) the benefits to us; (ii) the impact on a director’s independence in the event the related person is a director, an immediate family member of a director or an entity in which a director is a partner, shareholder or executive officer; (iii) the availability of other sources for comparable products or services; (iv) the terms and conditions of the transaction; and (v) the terms available to unrelated parties or the employees generally.

The following is a description of each transaction since the beginning of 2019, and each currently proposed transaction, in which:

•	we have been or are to be a participant;

•	the amount involved exceeds the lesser of $120,000 or 1% of the average of our total assets for the last two completed fiscal years; and

•

any of our directors, executive officers or holders of more than 5% of any class of our capital stock at the time of the transactions in issue, or any immediate family member of or person sharing the household with any of these individuals, had or will have a direct or indirect material interest.

For additional information, please refer to see “NOTE 5 – Transactions with Related Persons” under the Notes to Financial Statements for the Years Ended August 31, 2020 and 2019.

Director Independence

Please refer to “Director Independence” under the section titled “CORPORATE GOVERNANCE” in “ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.”

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Independent Public Accountants

BFBorgers CPA PC currently serves as our independent registered public accounting firm to audit our financial statements for the fiscal year ended December 31, 2020 and 2019. To the knowledge of management, neither such firm nor any of its members has any direct or material indirect financial interest in us or any connection with us in any capacity otherwise than as independent accountants.

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

Principle Accounting Fees and Services

We have incurred fees totalling $20,000 for professional services related to the audit of our financial statements for the fiscal years ended December 31, 2020 and 2019.

Audit-Related Fees

None.

Tax Fees

The Company did not pay an outside accountant to prepare tax returns for the year ended December 31, 2020 and 2019.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a) The following documents are filed as a part of this Comprehensive Form 10-K:

(a)1. Financial Statements

The following financial statements, notes related thereto and report of independent auditors, are included in Part II, Item 8 of this Form 10-K:

•Report of Independent Registered Public Accounting Firm;

•Consolidated Balance Sheets as of December 31, 2020 and 2019;

•Consolidated Statements of Operations for the years ended December 31, 2020 and 2019;

•Consolidated Statements of Stockholders’ Deficit for the years ended December 31, 2020 and 2019;

•Consolidated Statements of Cash Flows for the years ended December 31, 2020 and 2019; and

•Notes to Consolidated Financial Statements

(a)(2)Financial Statement Schedules:

All schedules have been omitted since they are either not applicable or the information is contained within the accompanying financial statements.

(b)Exhibit Index

The following is a list of exhibits filed as part of this Annual Report on Form 10-K.

Exhibit Index

Exhibit No.Description of Exhibit

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

3.4 Articles of Amendment to the Articles of Incorporation dated May 20, 2010 changing the Company’s name to Arizona Gold & Onyx Mining Company (1)

3.5 Written Consent of the Court-Appointed Custodian of Viking Capital Group, Inc. dated October 5, 2009 relating to the one-for-ten, Class B Common Stock reverse split and the issuance of 51,000 shares of Class B Common Stock to Joseph Arcaro (1)

3.6 Corporate Resolution of the Board of Directors dated October 6, 2009 relating to the 1-for-300, Class A Common Stock reverse split (1)

3.7 Form 15 (Incorporated by reference to Form 15 filed on April 23, 2010)

3.8 Certificate of Registration to the Articles of Incorporation dated November 10, 2010 increasing the authorized shares from 150,000,000 to 500,000,000 (1)

3.9 Certificate of Registration to the Articles of Incorporation dated February 15, 2018 relating to the one-for-seven thousand (1-for-7,000), class A common stock reverse split (1)

3.10 Certificate of Registration to the Articles of Incorporation dated February 15, 2018 changing name to Nunzia Pharmaceutical Corporation (1)

3.11 Certificate of Registration to the Articles of Incorporation dated April 17, 2019 changing name to Arizona Gold and Onyx Company (1)

4.1 Securities Exchange Agreement between Arizona Gold & Onyx Mining Company and Gold & Onyx Mining Company dated June 28, 2010 (1)

4.2 Merger and Consolidation Agreement dated October 22, 2017 between Arizona Gold & Onyx Mining Company and LionsGate Funding Management LLC and California Biotech, Inc. (1)

10.1 IV Warmer License Agreement Dated December 21, 2020 (Incorporated by reference to Form 8-K filed on August 4, 2021)

10.2 Mutual Sales and Marketing Agreement dated April 12, 2021 (Incorporated by reference to the Form 8-K filed on May 7, 2021)

31.1Certification of Principal Executive Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2Certification of Principal Financial Officer and Principal Accounting Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Extension - Schema Document**
101.CAL	XBRL Taxonomy Extension - Calculation Linkbase Document**
101.DEF	XBRL Taxonomy Extension - Definition Linkbase Document**
101.LAB	XBRL Taxonomy Extension - Label Linkbase Document**
101.PRE	XBRL Taxonomy Extension - Presentation Linkbase Document**

*Filed herewith.

(1)Incorporated by reference to the Form 10-K filed on May 31, 2019.

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

Signature	Title	Date
/s/ Michael Mitsunaga	Chief Executive Officer and Director	September 16, 2021
Michael Mitsunaga	(Principal Executive Officer)

/s/ Michael Mitsunaga	President, Chief Financial Officer,	September 16, 2021
Michael Mitsunaga	Treasurer, Secretary and Director
(Principal Financial Officer and
Principal Accounting Officer)

/s/ Dr. Shujie Cui	Chief Science Officer and Director	September 16, 2021
Dr. Shujie Cui