Form 10-Q
period 2021-03-31
NUNZIA PHARMACEUTICAL Co
filed 2021-09-17
CIK 886093

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

NUNZIA PHARMACEUTICAL COMPANY

FORM 10-Q

For The Quarter Ended March 31, 2021

PART I

Item 1. Financial Statements

NUNZIA PHARMACEUTICAL COMPANY
CONSOLIDATED BALANCE SHEETS

	March 31, 2021	December 31, 2020
	(Unaudited)
ASSETS
Current Assets
Cash	$16,620	$-
Total current assets	16,620	-
Total assets	$16,620	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued liabilities	$24,481	$25,868
Related party advances	44,191	10,536
Total current liabilities	68,672	36,404

Commitments and contingencies

Stockholders' deficit
Common stock; Class A, $0.001 par value, 1,000,000,000 shares authorized, 244,369,578 shares issued and outstanding at March 31, 2021 and December 31, 2020	244,370	244,370
Common stock; Class B, $0.001 par value, 100,000 shares authorized, 51,000 shares issued and outstanding at March 31, 2021 and December 31, 2020	51	51
Common stock payable	9,040,400	9,040,400
Additional paid-in capital	29,134	29,134
Retained deficit	(9,366,007)	(9,350,359)
Total stockholders' deficit	(52,052)	(36,404)
Total liabilities and stockholders' deficit	$16,620	$-

(See accompanying notes to these consolidated financial statements)

NUNZIA PHARMACEUTICAL COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended March 31,
	2021	2020
Revenue	$-	$-

Operating expense
General and administrative	15,648	6,901
Total operating expense	15,648	6,901
Loss from operations	(15,648)	(6,901)
Net loss	$(15,648)	$(6,901)

Basic and Diluted Loss per Common Share	$-	$-

Weighted average number of common shares outstanding - basic and diluted	284,820,578	284,778,797

(See accompanying notes to these consolidated financial statements)

NUNZIA PHARMACEUTICAL COMPANY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT (UNAUDITED)

	Class A Common Stock		Class B Common Stock
	Shares	Amount	Shares	Amount	Common Stock Payable	Additional Paid-in Capital	Retained Deficit	Total Stockholders'Deficit
THREE MONTHS ENDED MARCH 31, 2021
Balance, December 31, 2020	244,369,578	$244,370	$51,000	$51	$9,040,400	$29,134	$(9,350,359)	$(36,404)
Net loss for the three months ended March 31, 2021	-	-	-	-	-	-	(15,648)	(15,648)
Balance, March 31, 2021	244,369,578	$244,370	$51,000	$51	$9,040,400	$29,134	$(9,366,007)	$(52,052)

THREE MONTHS ENDED MARCH 31, 2020
Balance, December 31, 2019	234,519,578	$234,520	$51,000	$51	$50,000	$26,886	$(334,032)	$(22,575)
Common stock issued for services	250,000	250	-	-	-	2,248	-	2,498
Net loss for the three months ended March 31, 2020	-	-	-	-	-	-	(6,901)	(6,901)
Balance, March 31, 2020	234,769,578	$234,770	$51,000	$51	$50,000	$29,134	$(340,933)	$(26,978)

(See accompanying notes to these consolidated financial statements)

NUNZIA PHARMACEUTICAL COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
	2021		2020
Cash flows from operating activities
Net loss	$(15,648)		$(6,901)
Adjustments to reconcile net loss to net cash flows from operating activities
Stock based compensation expense	-		2,498
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable and accrued expenses	(1,387)		109
Increase in related party advances	33,655		4,294
Net cash flows from operating activities	16,620		-

Change in cash	16,620		-
Cash at beginning of period	-		-
Cash at end of period	$16,620	$	$ -

Supplemental disclosure of cash flow information:
Interest paid in cash	$-		$-
Income taxes paid in cash	$-		$-

Supplemental disclosure of non-cash transactions:
Common stock issued as payment for liabilities	$-		$2,498

(See accompanying notes to these consolidated financial statements)

NUNZIA PHARMACEUTICAL COMPANY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 –Basis of Presentation, Organization, Going Concern and Recent Accounting Pronouncements

Basis of Presentation

The accompanying unaudited interim consolidated financial statements of Nunzia Pharmaceutical Company (the “Company”) as of March 31, 2021, and for the three months ended March 31, 2021 and 2020 have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”), for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted.

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of expenses during the reporting periods. Actual results may differ from those estimates. The interim financial statements should be read in conjunction with the unaudited financial statements and notes thereto included in the Company’s Annual Report for the year ended December 31, 2020. In the opinion of management, the accompanying unaudited interim consolidated financial statements have been prepared on the same basis as the audited financial statements and include all adjustments (including normal recurring adjustments) necessary for the fair presentation of the Company’s financial position as of March 31, 2021, results of operations for the three months ended March 31, 2021 and 2020, and stockholders equity and cash flows for the three months ended March 31, 2021 and 2020. The Company did not record an income tax provision during the periods presented due to net taxable losses. The results of operations for any interim period are not necessarily indicative of the results of operations for the entire year.

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

Going Concern

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs to allow it to continue as a going concern. As of March 31, 2021, the Company had an accumulated deficit of $(9,366,007) The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

Common Stock

The Company has 51,000 shares of Class B Common Stock issued and outstanding as of March 31, 2021. The Class B shares are the only shares eligible to vote for Directors. LionsGate holds all Class B common shares.

The Company has 1,000,000,000 shares of Class A Common Stock authorized of which 244,369,578 and 234,519,578 shares are issued and outstanding as of March 31, 2021 and December 31, 2020, respectively. 40,400,000 MCA Shares due to LionsGate have not been issued as of March 31, 2020 and 31,650,000 MCA Shares due to LionsGate have not been issued as of the date of this report.

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

NOTE 4 – Transactions with Related Persons

Mr. Michael Mitsunaga, our President and Director, made non-interest bearing advances to the Company totaling $33,555 and $4,294 during the three months ended March 31, 2021 and 2020, respectively.

NOTE 5 – Subsequent Events

Management has reviewed material events subsequent of the period ended March 31, 2021 and prior to the filing of financial statements in accordance with FASB ASC 855 “Subsequent Events”.

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

On April 26, 2021, the Company issued 17,750,000 MCA Shares and on June 7, 2021, 9,000,000 MCA Shares originally issued in error on August 16, 2020, were returned to the Company bringing the total unissued MCA Shares to 31,650,000

.

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

As of March 31,2021, we had negative working capital of $52,052 and cash of $16,620. Management recognizes that in order for us to meet our capital requirements over the next twelve (12) months, and continue to operate, additional financing will be necessary. We expect to raise additional funds through private or public equity investment in order to expand the range and scope of our business operations. We will seek access to private or public equity but there is no assurance that such additional funds will be available for us to finance our operations on acceptable terms, if at all. If we are unable to raise additional capital or generate positive cash flow, it is unlikely that we will be able to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Results of Operations

Our operating results for the fiscal quarter ended March 31, 2021 may not be indicative of the results that may be expected for the fiscal year ending December 31, 2021 because of the COVID-19 pandemic and other potential beneficial or detrimental unforeseen occurrences. In addition, our quarterly results of operations have varied in the past and are likely to do so again in the future. As such, we believe that period-to-period comparisons of our results of operations should not be relied upon as an indication of our future performance.

Comparison of the three months ended March 31, 2021, to the three months ended March 31, 2020

Operating Expenses

Total operating expenses for the three months ended March 31, 2021 was $15,648 compared to $6,901 for the three months ended March 31, 2020. Expenses are primarily related to professional and outside service fees to maintain our accounting and public disclosures and fluctuate depending on the timing of costs.

Liquidity and Capital Resources

We have an accumulated deficit of $9,366,007 through March 31, 2021. Included in the deficit are non-cash expenses totaling $9,005,728 relating to the issuance of stock for expenses. Due to the “start-up” nature of our business, we expect to incur losses as we continue to pursue our business plan.

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

Critical Accounting Policies and Significant Judgments’ and Use of Estimates

Management’s discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these consolidated financial statements required the use of estimates and judgments that affect the reported amounts of our assets, liabilities, and expenses. Management bases estimates on historical experience and other assumptions it believes to be reasonable under the circumstances and evaluates these estimates on an on-going basis. Actual results may differ from these estimates. There have been no significant changes to the critical accounting policies and estimates included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

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

Nunzia Pharmaceutical Company

(Registrant)

Date: September 17, 2021	By: /s/ Charles Strongo
Name: Charles Strongo
Title: Chief Executive Officer and Director
(Principal Executive Officer)

Date: September 17, 2021	By: /s/ Michael Mitsunaga
Name: Michael Mitsunaga
Title: President, Chief Financial Officer, Treasurer, Secretary and Director
(Principal Financial Officer and Principal Accounting Officer)