Form 10-Q
period 2021-09-30
NUNZIA PHARMACEUTICAL Co
filed 2021-11-10
CIK 886093

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in 12b-2 of the Exchange Act):Yes ☐ No ☒

As of November 10, 2021, the registrant had 261,119,578 shares of its common stock, par value $0.001 per share, issued and outstanding.

NUNZIA PHARMACEUTICAL COMPANY

FORM 10-Q

For The Quarter Ended September 30, 2021

PART I

Item 1. Financial Statements

NUNZIA PHARMACEUTICAL COMPANY
CONSOLIDATED BALANCE SHEETS

	September 30, 2021	December 31, 2020
	(Unaudited)
ASSETS
Current Assets
Cash	$483	$-
Prepaid expenses	4,000	-
Total current assets	4,483	-
Investment in related party common stock	5,000	-
Total assets	$9,483	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued liabilities	$11,238	$25,868
Related party advances	86,452	10,536
Total current liabilities	97,690	36,404

Commitments and contingencies

Stockholders' deficit
Common stock; Class A, $0.001 par value, 1,000,000,000 shares authorized, 261,119,578 and 244,369,578 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	261,120	244,370
Common stock; Class B, $0.001 par value, 100,000 shares authorized, 51,000 shares issued and outstanding at September 30, 2021 and December 31, 2020	51	51
Common stock payable	31,650	9,040,400
Additional paid-in capital	9,026,134	29,134
Retained deficit	(9,407,163)	(9,350,359)
Total stockholders' deficit	(88,208)	(36,404)
Total liabilities and stockholders' deficit	$9,482	$-

	(See accompanying notes to these consolidated financial statements)

NUNZIA PHARMACEUTICAL COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue	$-	$-	$-	$-

Operating expense
General and administrative	34,527	6,982	56,804	15,220
Total operating expense	34,527	6,982	56,804	15,220
Loss from operations	(34,527)	(6,982)	(56,804)	(15,220)
Net loss	$(34,527)	$(6,982)	$(56,804)	$(15,220)

Basic and Diluted Loss per Common Share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding - basic and diluted	292,769,578	284,820,578	259,242,866	290,892,866

	(See accompanying notes to these consolidated financial statements)

NUNZIA PHARMACEUTICAL COMPANY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT (UNAUDITED)

	Class A Common Stock		Class B Common Stock
	Shares	Amount	Shares	Amount	Common Stock Payable	Additional Paid-in Capital	Retained Deficit	Total Stockholders' Deficit
NINE MONTHS ENDED SEPTEMBER 30, 2021
Balance, December 31, 2020	244,369,578	$244,370	51,000	$51	$9,040,400	$29,134	$(9,350,359)	$(36,404)
Net loss for the three months ended March 31, 2021	-	-	-	-	-	-	(15,648)	(15,648)
Balance, March 31, 2021	244,369,578	244,370	51,000	51	9,040,400	29,134	(9,366,007)	(52,052)
Merger shares issued	17,750,000	17,750	-	-	(17,750)	-	-	-
Shares issued and received under Mutual Sales and Marketing Agreement	-	-	-	-	5,000	-	-	5,000
Returned Merger shares previously issued in error in August 2020	(9,000,000)	(9,000)	-	-	9,000	-	-	-
Net loss for the three months ended June 30, 2021	-	-	-	-	-	-	(6,629)	(6,629)
Balance, June 30, 2021	253,119,578	253,120	51,000	51	9,036,650	29,134	(9,372,636)	(53,681)
Common stock to issue for license agreement with Michael Mitsunaga	3,000,000	3,000	-	-	(9,000,000)	8,997,000	-	-
Shares issued and received under Mutual Sales and Marketing Agreement	5,000,000	5,000	-	-	(5,000)	-	-	-
Net loss for the three months ended September 30, 2021	-	-	-	-	-	-	(34,527)	(34,527)
Balance, September 30, 2021	261,119,578	$261,120	51,000	$51	$31,650	$9,026,134	$(9,407,163)	$88,208

NINE MONTHS ENDED SEPTEMBER 30, 2020
Balance, December 31, 2019	234,519,578	$234,520	51,000	$51	$50,000	$26,886	$(334,032)	$(22,575)
Common stock issued for services	250,000	250	-	-	-	2,248	-	2,498
Net loss for the three months ended March 31, 2020	-	-	-	-	-	-	(6,901)	(6,901)
Balance, March 31, 2020	234,769,578	234,770	51,000	51	50,000	29,134	(340,933)	(26,978)
Net loss for the three months ended June 30, 2020	-	-	-	-	-	-	(1,337)	(1,337)
Balance, June 30, 2020	234,769,578	34,770	51,000	51	50,000	29,134	(342,270)	(28,315)
Merger shares issued	9,600,000	9,600	-	-	(9,600)	-	-	-
Net loss for the three months ended September 30, 2020	-	-	-	-	-	-	(6,982)	(6,982)
Balance, September 30, 2020	244,369,578	$261,120	51,000	$51	$40,400	$29,134	$(349,252)	$(35,297)

(See accompanying notes to these consolidated financial statements)

NUNZIA PHARMACEUTICAL COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities
Net loss	$(56,804)	$(15,220)
Adjustments to reconcile net loss to net cash flows from operating activities
Stock based compensation expense	-	2,498
Changes in operating assets and liabilities:
(Increase) decrease in prepaid expenses	(4,000)	-
Increase (decrease) in accounts payable and accrued expenses	(14,629)	3,428
Increase in related party advances	75,916	9,294
Net cash flows from operating activities	483	-

Change in cash	483	-
Cash at beginning of period	-	-
Cash at end of period	$483	$-

Supplemental disclosure of cash flow information:
Interest paid in cash	$-	$-
Income taxes paid in cash	$-	$-

Supplemental disclosure of non-cash transactions:
Common stock issued as payment for liabilities	$-	$2,498

	(See accompanying notes to these consolidated financial statements)

NUNZIA PHARMACEUTICAL COMPANY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 –Basis of Presentation, Organization, Going Concern and Recent Accounting Pronouncements

Basis of Presentation

The accompanying unaudited interim consolidated financial statements of Nunzia Pharmaceutical Company (the “Company”) as of September 30, 2021, and for the three and nine months ended September 30, 2021 and 2020 have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”), for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted.

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of expenses during the reporting periods. Actual results may differ from those estimates. The interim financial statements should be read in conjunction with the unaudited financial statements and notes thereto included in the Company’s Annual Report for the year ended December 31, 2020. In the opinion of management, the accompanying unaudited interim consolidated financial statements have been prepared on the same basis as the audited financial statements and include all adjustments (including normal recurring adjustments) necessary for the fair presentation of the Company’s financial position as of September 30, 2021, results of operations for the three and nine months ended September 30, 2021 and 2020, stockholders equity for the three and nine months ended September 30, 2021 and 2020, and cash flows for the nine months ended September 30, 2021 and 2020. The Company did not record an income tax provision during the periods presented due to net taxable losses. The results of operations for any interim period are not necessarily indicative of the results of operations for the entire year.

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

Going Concern

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs to allow it to continue as a going concern. As of June 30, 2021, the Company had an accumulated deficit of $9,407,163 The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

None.

Recently adopted accounting pronouncements

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

Common Stock

The Company has 51,000 shares of Class B Common Stock issued and outstanding as of September 30, 2021. The Class B shares are the only shares eligible to vote for Directors. LionsGate holds all Class B common shares.

The Company has 1,000,000,000 shares of Class A Common Stock authorized of which 261,119,578 and 244,369,578 shares are issued and outstanding as of September 30, 2021 and December 31, 2020, respectively. 31,650,000 MCA Shares due to LionsGate have not been issued as of September 30, 2021.

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

NOTE 3 – Commitments and Contingencies

COVID-19 Pandemic and the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act

On January 30, 2020, the World Health Organization (“WHO”) announced a global health emergency because of a new strain of coronavirus originating in Wuhan, China (the “COVID-19 outbreak”) and the risks to the international community as the virus spreads globally beyond its point of origin. In March 2020, the WHO classified the COVID-19 outbreak as a pandemic, based on the rapid increase in exposure globally.

The full impact of the COVID-19 outbreak continues to evolve as of the date of this report. As such, it is uncertain as to the full magnitude that the pandemic may have on the Company’s financial condition, liquidity, and future results of operations. Management is actively monitoring the impact of the global situation on its financial condition, liquidity, operations, suppliers, industry, and workforce. Given the daily evolution of the COVID-19 outbreak and the global responses to curb its spread, the Company is not able to estimate the effects of the COVID-19 outbreak on its results of operations, financial condition, or liquidity for fiscal year 2021.

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

On March 27, 2020, then President Trump signed into law the CARES Act. The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer side social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations, increased limitations on qualified charitable contributions, and technical corrections to tax depreciation methods for qualified improvement property. The CARES Act also appropriated funds for the SBA Paycheck Protection Program loans that are forgivable in certain situations to promote continued employment, as well as Economic Injury Disaster Loans to provide liquidity to small businesses harmed by COVID-19.

NOTE 4 – Transactions with Related Persons

Mr. Michael Mitsunaga, our President and Director, made non-interest-bearing advances to the Company totaling $44,763 and $0 during the three months ended September 30, 2021 and 2020, respectively. Mr. Mitsunaga made non-interest-bearing advances totaling $80,817 and $4,394 during the nine months ended September 30, 2021 and 2020, respectively. Mr. Mitsunaga, received reimbursements totaling $10,001 during the nine months ended September 30, 2021. As of September 30, 2021, the balance owing to Mr. Mitsunaga was $75,210.

On April 12, 2021, the Company agreed to issued 5,000,000 shares to Global pursuant to the MSMA. The companies are considered related parties as they share the same CEO and significant shareholder, LionsGate. For additional information see “NOTE 2 – Preferred and Common Stock” above.

LionsGate made non-interest-bearing advances to the Company totaling $5,000 and $5,000 during the three and nine months ended September 30, 2020 and 2020, respectively. As of September 30, 2021, the balance owing to LionsGate was $11,242.

NOTE 5 – Subsequent Events

Management has reviewed material events subsequent of the period ended September 30, 2021 and prior to the filing of financial statements in accordance with FASB ASC 855 “Subsequent Events”.

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

As of September 30,2021, we had negative working capital of $93,207 and cash of $483. Management recognizes that in order for us to meet our capital requirements over the next twelve (12) months, and continue to operate, additional financing will be necessary. We expect to raise additional funds through private or public equity investment in order to expand the range and scope of our business operations. We will seek access to private or public equity but there is no assurance that such additional funds will be available for us to finance our operations on acceptable terms, if at all. If we are unable to raise additional capital or generate positive cash flow, it is unlikely that we will be able to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Results of Operations

Our operating results for the fiscal quarter ended September 30, 2021 may not be indicative of the results that may be expected for the fiscal year ending December 31, 2021 because of the COVID-19 pandemic and other potential beneficial or detrimental unforeseen occurrences. In addition, our quarterly results of operations have varied in the past and are likely to do so again in the future. As such, we believe that period-to-period comparisons of our results of operations should not be relied upon as an indication of our future performance.

Comparison of the three and nine months ended September 30, 2021, to the three and nine months ended September 30, 2020

Operating Expenses

Total operating expenses for the three months ended September 30, 2021 was $34,526 compared to $6,982 for the three months ended September 30, 2020. Total operating expenses for the nine months ended September 30, 2021 was $56,803 compared to $15,220 for the nine months ended September 30, 2020. Expenses are primarily related to professional and outside service fees to maintain our accounting and public disclosures and increased due to efforts to bring the company’s SEC filings current.

Liquidity and Capital Resources

As of September 30, 2021, our cash totaled $483, compared to current liabilities of $97,690. We have an accumulated deficit of $9,407,162 through September 30, 2021. Included in the deficit are non-cash expenses totaling $9,005,728 relating to the issuance of stock for expenses. Due to the “start-up” nature of our business, we expect to incur losses as we continue to pursue our business plan.

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

Nunzia Pharmaceutical Company

(Registrant)

Date: November 10, 2021	By: /s/ Charles Strongo
Name: Charles Strongo
Title: Chief Executive Officer and Director
(Principal Executive Officer)

Date: November 10, 2021	By: /s/ Michael Mitsunaga
Name: Michael Mitsunaga
Title: President, Chief Financial Officer, Treasurer, Secretary and Director
(Principal Financial Officer and Principal Accounting Officer)