Form 10-K/A
period 2020-12-31
NUNZIA PHARMACEUTICAL Co
filed 2022-03-29
CIK 886093

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer(Do not check if a smaller reporting company) ☐	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter, based upon the closing sale price of the registrant’s common stock on June 30, 2020, as reported on the OTC Markets Group Inc. Pink tier (the “OTCPink”) was $78,580,000.

As of March 29, 2022 there were 434,119,578 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

References throughout this Amendment No. 1 to the Annual Report on Form 10-K to “we,” “us,” the “Company” or “our company” are to Nunzia Pharmaceutical Company unless otherwise indicated.

This Amendment No. 1 (“Amendment No. 1”) to the Annual Report on Form 10-K/A amends the Annual Report on Form 10-K of Nunzia Pharmaceutical Company the fiscal year ended December 31, 2020, as filed with the Securities and Exchange Commission (the “SEC”) on September 16, 2021 (the “Original Filing”).

On December 15, 2020 an investor purchased an old promissory note from Nunzia dated in 2009. This note was written off sometime prior to 2020. The face value of the note is $23,000 and is convertible into 23,000,000 Nunzia common shares. The Company did not record the existence of the note in its financial statements for the period ended December 31, 2020. As a result a restatement is required to record the existence of the note and to record the beneficial conversion feature. The following items have been amended to reflect the restatements:

Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Part II, Item 8. Financial Statements and Supplementary Data

Part IV, Item 15. Financial Statement Schedules and Footnotes

In addition, the Company’s Principal Executive and Principal Financial Officer has provided new certifications dated as of the date of this filing in connection with this Form 10-K/A (Exhibits 31.1 and 32.1).

Except as described above, no other information included in the Original Filing is being amended or updated by this Amendment No. 1 and this Amendment No. 1 does not purport to reflect any information or events subsequent to the Original Filing. This Amendment No. 1 continues to describe the conditions as of the date of the Original Filing and, except as expressly contained herein, we have not updated, modified or supplemented the disclosures contained in the Original Filing. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Filing and with our filings with the SEC subsequent to the Original Filing.

2

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

Overview

The Company owns the rights to Nunzia™ a nutraceutical that treats autism, fragile X, ADHD, and PTSD. We manufacture, market and distribute Nunzia™ direct to consumers through our website, www.nunziapharma.com, and wholesalers. Nunzia™ is a targeted Blocker B that acts to increase sensory, social, and daily living skills, as well as attention span, memory retention, focus, comprehension, and learning while decreasing anxiety, stress, fixations, fidgeting, and outside detractions. Current drugs that attempt to control the symptoms of autism, fragile X, ADHD, and PTSD are broad acting, usually ineffective and include such drugs as Valium, Prozac, amphetamines, and anti-psychotics. These drugs are considered “Hit or Miss”, singly or in combination.

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

Total Operating Expenses

Total operating expenses for the year ended December 31, 2020 was $39,327 compared to $33,635 for the year ended December 31, 2019. Expenses are primarily related to professional and outside service fees to maintain our accounting and public disclosures and fluctuate due to the timing of costs.

Other Income (Expense)

Other expense increased $101.0 million due to the financing costs associated with beneficial conversion feature on convertible debt and the issuance of 3 million shares of common stock to Michael Mitsunaga, our President and Director, pursuant to a License Agreement dated December 21, 2020 under which the Company gained an exclusive license to market the UL and FDA approved device under patent No.6,788,885 B2: IV BLOOD WARMING SYSTEM. For additional information see the notes to our financial statements, “NOTE 5 – Transactions with Related Persons.”

Liquidity and Capital Resources

We have a retained deficit of $101,350,359 through December 31, 2020. As of December 31, 2020, the Company had no cash on hand. All expenses in 2020 and 2019 resulted in a corresponding increase to our liabilities or equity, thus, resulting in no use of cash. Our principal source of liquidity has been advances from certain shareholders.

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

/s/ BF Borgers CPA PC

BF Borgers CPA PC

We have served as the Company's auditor since 2021

Lakewood, CO

September 10, 2021, except for the effects on the financial statements of the restatement described in Note 3, as to which the date is March 29, 2022

5041

NUNZIA PHARMACEUTICAL COMPANY

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2020 (Restated)	2019
ASSETS
Current Assets
Cash	$–	$–
Prepaid expenses	–	–
Total current assets	–	–
Investment in related party	–	–
Total assets	$–	$–

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued liabilities	$25,868	$21,333
Related party advances	10,536	1,242
Total current liabilities	36,404	22,575

Commitments and contingencies
Notes Payable	23,000	–
Total Liabilities	59,404	22,575

Stockholders' deficit
Common stock; Class A, $0.001 par value, 1,000,000,000 shares authorized, 244,369,578 and 234,519,578 shares issued and outstanding at December 31, 2021 and December 31, 2019	244,370	234,520
Common stock; Class B, $0.001 par value, 100,000 shares authorized, 51,000 shares issued and outstanding at December 31, 2020 and December 31, 2019	51	51
Common stock payable	9,040,400	50,000
Additional paid-in capital	92,006,134	26,886
Retained deficit	(101,350,359)	(334,032)
Total stockholders' deficit	(59,404)	(22,575)
Total liabilities and stockholders' deficit	$–	$–

(See accompanying notes to these consolidated financial statements)

NUNZIA PHARMACEUTICAL COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2020 (Restated)	2019
Revenue	$–	$–

Operating expense
General and administrative	39,327	33,635
Total operating expense	39,327	33,635
Loss from operations	(39,327)	(33,635)
Other income (expense)
Financing Costs	(91,977,000)	–
Loss on related party transfer of intangible assets	(9,000,000)	–
Total other income (expense)	(100,977,000)	–
Net loss	$(101,016,327)	$(33,635)

Basic and Diluted Loss per Common Share	$(0.35)	$(0.00)

Weighted average number of common shares outstanding - basic and diluted	284,893,181	252,528,960

(See accompanying notes to these consolidated financial statements)

NUNZIA PHARMACEUTICAL COMPANY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT (UNAUDITED)
FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019 (Restated)

	Class A Common Stock		Class B Common Stock		Common Stock	Additional Paid-in	Retained	Total Stockholders’
	Shares	Amount	Shares	Amount	Payable	Capital	Deficit	Deficit
Balance, December 31, 2018	200,022,035	$200,022	51,000	$51	$50,000	$(243,643)	$(300,397)	$(293,977)
Cancellation of returned class A common shares	(2,457)	(2)	–	–	–	2	–	–
Common stock issued in Merger with Cal-Biotech used to reduce related party liabilities	–	–	–	–	–	156,657	–	156,657
Common stock issued to settle outstanding liabilities	34,500,000	34,500	–	–	–	110,070	–	144,570
Cal-Biotech net loss for the period ended December 31, 2019	–	–	–	–	–	3,800	(3,800)	–
Net loss for the year ended December 31, 2019	–	–	–	–	–	–	(33,635)	(33,635)
Balance, December 31, 2019	234,519,578	$234,520	51,000	$51	$50,000	$26,886	$(337,832)	$(26,385)
Common stock issued for services	250,000	250	–	–	–	2,248	–	2,498
Merger shares issued	9,600,000	9,600			(9,600)	–	–	–
Common stock to issue for license agreement with Michael Mitsunga	–	–	–	–	9,000,000	–	–	9,000,000
Equity Component of Convertible Note						91,977,000		91,977,000
Net loss for the year ended December 31, 2020	–	–	–	–	–	–	(101,016,327)	(101,016,327)
Balance, December 31, 2020	244,369,578	$244,370	51,000	$51	$9,040,400	$92,006,134	$(101,354,159)	$(63,214)

(See accompanying notes to these consolidated financial statements)

NUNZIA PHARMACEUTICAL COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2020 (Restated)	2019
Cash flows from operating activities
Net loss	$(101,016,327)	$(33,635)
Adjustments to reconcile net loss to net cash flows from operating activities
Stock based compensation expense	2,498	–
Loss on related party transfer of intangible assets	9,000,000	–
Finance Costs	91,977,000	–
Changes in operating assets and liabilities:
(Increase) decrease in prepaid expenses	–	–
Increase (decrease) in accounts payable and accrued expenses	4,535	8,643
Increase in related party advances	9,294	21,192
Net cash flows from operating activities	(23,000)	(3,800)

Cash flows from financing activities
Proceeds From Convertible Debt	23,000	–
Related party paid-in-capital	–	3,800
Net cash flows from financing activities	23,000	3,800

Change in cash	–	–
Cash at beginning of period	–	–
Cash at end of period	$–	$–

Supplemental disclosure of cash flow information:
Interest paid in cash	$–	$–
Income taxes paid in cash	$–	$–

Supplemental disclosure of non-cash transactions:
Common stock issued as payment for liabilities	$2,498	$–

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

Going Concern

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs to allow it to continue as a going concern. As of December 31, 2020, the Company had an accumulated deficit of $(101,350,359). The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

NOTE 3 – Restatement

NUNZIA PHARMACEUTICAL COMPANY

CONSOLIDATED BALANCE SHEETS	As Reported	Restatement Adjustments
	December 31, 2020		December 31, 2020 (Restated)
ASSETS
Current Assets
Cash	$–	$–	$–
Prepaid expenses	–	–	–
Total current assets	–	–	–
Investment in related party	–	–	–
Total assets	$–	$–	$–

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued liabilities	$25,868	$–	$25,868
Related party advances	10,536	–	10,536
Total current liabilities	36,404	–	36,404

Commitments and contingencies
Notes Payable	–	23,000	23,000
Total Liabilities	36,404	–	59,404

Stockholders' deficit
See insert below	244,370	–	244,370
Common stock; Class B, $0.001 par value, 100,000 shares authorized, 51,000 shares issued and outstanding at December 31, 2020 and 2019	51	–	51
Common stock payable	9,040,400	–	9,040,400
Additional paid-in capital	29,134	91,977,000	92,006,134
Retained deficit	(9,350,359)	(92,000,000)	(101,350,359)
Total stockholders' deficit	(36,404)	–	(59,404)
Total liabilities and stockholders' deficit	$–	$–	$–

NUNZIA PHARMACEUTICAL COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS	As Reported	Restatement Adjustments
			December 31,
	December 31, 2020		2020 (Restated)

Revenue	$–	$–	$–

Operating expense
General and administrative	16,327	23,000	39,327
Total operating expense	16,327	23,000	39,327
Loss from operations	(16,327)	(23,000)	(39,327)
Other income (expense)
Financing Costs	–	(91,977,000)	(91,977,000)
Loss on related party transfer of intangible assets	(9,000,000)	–	(9,000,000)
Total other income (expense)	(9,000,000)	(91,977,000)	(100,977,000)
Net loss	$(9,016,327)	$(92,000,000)	$(101,016,327)

Basic and Diluted Loss per Common Share	$–	$–	$–

Weighted average number of common shares outstanding - basic and diluted	284,893,181	–	284,893,181

NUNZIA PHARMACEUTICAL COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS(UNAUDITED)	As Reported	Restatement Adjustments
			December 31,
	December 31, 2020		2020 (Restated)
Cash flows from operating activities
Net loss	$(9,016,327)	$(92,000,000)	$(101,016,327)
Adjustments to reconcile net loss to net cash flows from operating activities
Stock based compensation expense	2,498	–	2,498
Loss on related party transfer of intangible assets	9,000,000	–	9,000,000
Finance Costs	–	91,977,000	91,977,000
Changes in operating assets and liabilities:
(Increase) decrease in prepaid expenses	–	–	–
Increase (decrease) in accounts payable and accrued expenses	4,535	–	4,535
Increase in related party advances	9,294	–	9,294
Net cash flows from operating activities	–	(23,000)	(23,000)

Cash flows from financing activities
Proceeds From Convertible Debt	–	23,000	23,000
Related party paid-in-capital	–	–	–
Net cash flows from financing activities	–	23,000	23,000

Change in cash	–	–	–
Cash at beginning of period	–	–	–
Cash at end of period	$–	$–	$–

Supplemental disclosure of cash flow information:
Interest paid in cash	$–	$–	$–
Income taxes paid in cash	$–	$–	$–

Supplemental disclosure of non-cash transactions:
Common stock issued as payment for liabilities	$2,498	$–	$2,498

NOTE 4 – Preferred and Common Stock

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

On December 21, 2020, the Company entered into a License Agreement (the “License Agreement”) with Michael Mitsunaga, our President and Director. The terms of the Agreement provide the Company with exclusive license to market the UL and FDA approved device under patent No. 6,788,885 B2: IV BLOOD WARMING SYSTEM that is a portable AC-powered warmer designed to preheat intravenous solutions at the point of infusion. The Company agreed to issue 3,000,000 shares of common stock and pay a 2% fee of gross sales. The duration of the Agreement is for an initial period of five years commencing on August 3, 2021. The shares were issued on July 8, 2021. The Agreement was initially valued at $3.00 per share (the closing price of our stock on the date of the Agreement) or $9,000,000. Due to the related party nature of the transfer and the absence of historical cost records, the full $9,000,000 was expensed within “Loss on related party transfer of intangible assets.”

On August 16, 2020, the Board issued 9,600,000 of the MCA shares. 9,000,000 of the shares were issued in error and returned to the Company on June 7, 2021.

On January 15, 2020, the Company issued 250,000 shares of class A common stock to a vendor in exchange for services for which the Company carried a balance in Accounts Payable of $2,498 as of December 31, 2019.

On December 13, 2019, as part of the Cal-Biotech MCA the Company issued 284,500,000 class A common stock in the amount of 1) 230,000 shares to settle $49,800 of AP; 2) 34,500,000 shares to settle the $59,770 owed to Mr. Mitsunaga; 3) 1,500,000 shares to settle $35,000 owed to Mr. Johnson; and 4) 248,270,000 shares to LionsGate to settle $156,657 and consummate the MCA.

On December 4, 2019, the Company affected a 1-for-7,000 reverse stock split reducing the number of shares outstanding from 126,859,077 to 19,578. All per share amounts have been adjusted to reflect the split.

On April 23, 2019, the Board canceled 2,457 Class A common shares that were returned.

The Company has 100,000 shares of Class B Common Stock authorized. On December 5, 2019, Mr. Mitsunaga transferred all 51,000 shares of Class B common stock to LionsGate.

NOTE 5 – Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of the Company’s deferred tax assets at December 31, 2020 and 2019 are as follows:

	2020	2019
Deferred tax assets:
Net operating loss carryforwards	$347,861	$334,032
Statutory tax rate	21%	21%
Total deferred tax assets	73,051	70,147
Less: valuation allowance	(73,051)	(70,147)
Net deferred tax asset	$–	$–

A reconciliation between the amount of income tax benefit determined by applying the applicable U.S. statutory income tax rate to pre-tax loss for the years ended December 31, 2020 and 2019 is as follows:

	2020	2019
Federal Statutory Rate	$(1,893,429)	$(7,063)
Nondeductible expenses	1,890,525	–
Change in allowance on deferred tax assets	(2,904)	(7,063)
	$–	$–

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

NOTE 6 – Transactions with Related Persons

Mr. Mitsunaga made non-interest-bearing advances to the Company totaling $4,294 and $0 during the years ended December 31, 2020 and 2019, respectively.

LionsGate made non-interest-bearing advances to the Company totaling $5,000 and $21,192 during the years ended December 31, 2020 and 2019, respectively. All of the 2019 advances from LionsGate were relieved as part of the MCA.

On December 21, 2020, the Company entered into a License Agreement with Michael Mitsunaga, our President and Director. The terms of the Agreement provide the Company with exclusive license to market the UL and FDA approved device under patent No. 6,788,885 B2: IV BLOOD WARMING SYSTEM that is a portable AC-powered warmer designed to preheat intravenous solutions at the point of infusion. The Company agreed to issue 3,000,000 shares of common stock and pay a 2% fee of gross sales. The duration of the Agreement is for an initial period of five years commencing on August 3, 2021. The shares were issued on July 8, 2021. The Agreement was initially valued at $3.00 per share (the closing price of our stock on the date of the Agreement) or $9,000,000. Due to the related party nature of the transfer and the absence of historical cost records, the full $9,000,000 was expensed within “Loss on related party transfer of intangible assets.”

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

NOTE 7 - Merger

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

The condensed consolidated pro forma results of operations are as follows:

NUNZIA PHARMACEUTICAL COMPANY

Unaudited Consolidated Pro Forma Statements of Operations

	Year Ended December 31, 2019			Year Ended December 31, 2018	From Inception on February 7, 2018 to December 31, 2018
	Nunzia Actual	Cal-Biotech Actual	Pro Forma	Nunzia Actual	Cal-Biotech Actual	Pro Forma

Revenue	$–	$–	$–	$–	$–	$–

Expenses
Selling, general and administrative	29,835	3,800	33,635	18,576	3,200	21,776
Total expenses	29,835	3,800	33,635	18,576	3,200	21,776

Income (loss) from operations	(29,835)	(3,800)	(33,635)	(18,576)	(3,200)	(21,776)
Provision for income taxes	–	–	–	–	–	–
Net earnings (loss)	$(29,835)	$(3,800)	$(33,635)	$(18,576)	$(3,200)	$(21,776)

Common stock outstanding	19,578		19,578	22,035		22,035
Common stock issued in Merger		250,000,000	250,000,000		245,000,000	245,000,000
Common stock issued in exchange for liabilities and debts		34,500,000	34,500,000			–
Total common shares outstanding			284,519,578			245,022,035

Net income (loss) per common share			$–			$–

1) Includes 50,000,000 shares due to LionsGate Funding that were unissued at the time of the merger and as of year-end.

The condensed consolidated pro forma financial position as of the date of merger is as follows:

NUNZIA PHARMACEUTICAL COMPANY

UNAUDITED CONSOLIDATED PRO FORMA BALANCE SHEETS

	As of December 4, 2019						As of December 31, 2018
	Nunzia	Cal-Biotech		Adjustments		Pro Forma	Nunzia	Cal-Biotech		Adjustments		Pro Forma
ASSETS
Total assets	$–		$–		$–	$–	$–		$–		$–	$–

LIABILITIES AND STOCKHOLDERS' DEFICIT

Accounts payable and accrued liabilities	$68,447	$		$		$68,447	$62,490	$		$		$62,490
Related party advances	228,427		–		–	228,427	208,477		–		–	208,477
Related party promissory note	23,000		–		–	23,000	23,000		–		–	23,000
Total current liabilities	319,874		–		–	319,874	293,967		–		–	293,967
Total liabilities	319,874		–		–	319,874	293,967		–		–	293,967

Commitments and contingencies

Stockholders' equity (deficit)
Common stock; Class A, $0.001 par value	20		245,000		(45,000)	200,020	22		245,000		(45,000)	200,022
Common stock; Class B, $0.001 par value	51		–		–	51	51		–		–	51
Common stock payable	–		–		50,000	50,000	–		–		50,000	50,000
Additional paid-in capital	5,962		(238,000)		(5,000)	(237,038)	3,157		(241,800)		(5,000)	(243,643)
Retained deficit	(325,907)		(7,000)		–	(332,907)	(297,197)		(3,200)		–	(300,397)
Total stockholders' deficit	(319,874)		–		–	(319,874)	(293,967)		–		–	(293,967)
Total liabilities and stockholders' deficit	$–		$–		$–	$–	$–		$–		$–	$–

________________

1) reduced to reflect 200 million shares issued and allocate 50 million shares as payable.

2) represents the difference of 5 million additional shares issued in the merger that were in excess of outstanding shares of Cal-Biotech.

NOTE 8 – Commitments and Contingencies

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

Transactions with Related Persons

The Board is responsible for review, approval, or ratification of “related-person transactions” involving Nunzia Pharmaceutical Company or its subsidiaries and related persons. Under SEC rules (Section 404 (a) of Regulation S-K), a related person is a director, officer, nominee for director, or 5% stockholder of our outstanding shares of common stock since the beginning of the previous fiscal year, and their immediate family members. Immediate family members include spouses, parents, stepparents, children, stepchildren, siblings, mothers- and fathers-in-law, sons- and daughters-in-law, and brothers- and sisters-in-law and anyone residing in such person’s home (other than a tenant).

The Board has determined that, barring additional facts or circumstances, a related person does not have a direct or indirect material interest in the following categories of transactions:

•	transaction with another company for which a related person’s only relationship is as an employee (other than an executive officer), director, or beneficial owner of less than 10% of that company’s shares, if the amount involved does not exceed the greater of $1 million or 2% of that company’s total annual revenue;

•	compensation to executive officers determined by the Board;

•	compensation to directors determined by the Board;

•	transactions in which all security holders receive proportional benefits; and banking-related services involving a bank depository of funds, transfer agent, registrar, trustee under a trust indenture, or similar service.

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

Principal Accounting Fees and Services

We have incurred fees totalling $20,000 for professional services related to the audit of our financial statements for the fiscal years ended December 31, 2020 and 2019.

Audit-Related Fees

None.

Tax Fees

The Company did not pay an outside accountant to prepare tax returns for the year ended December 31, 2020 and 2019.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a) The following documents are filed as a part of this Comprehensive Form 10-K:

(a)(1) Financial Statements

The following financial statements, notes related thereto and report of independent auditors, are included in Part II, Item 8 of this Form 10-K:

•	Report of Independent Registered Public Accounting Firm;
•	Consolidated Balance Sheets as of December 31, 2020 and 2019;
•	Consolidated Statements of Operations for the years ended December 31, 2020 and 2019;
•	Consolidated Statements of Stockholders’ Deficit for the years ended December 31, 2020 and 2019;
•	Consolidated Statements of Cash Flows for the years ended December 31, 2020 and 2019; and
•	Notes to Consolidated Financial Statements

(a)(2)Financial Statement Schedules:

All schedules have been omitted since they are either not applicable or the information is contained within the accompanying financial statements.

(b)Exhibit Index

The following is a list of exhibits filed as part of this Annual Report on Form 10-K.

Exhibit Index

Exhibit No.	Description of Exhibit

3.1	Amended and Restated Articles of Incorporation of Viking Capital Group, Inc. (Incorporated by reference pursuant to Exchange Act Rule 12b-23 to the Registrant's Form 14A (File No. 0-22744) for 1996)

3.2	Amendment to Amended and Restated Articles of Incorporation of Registrant (Incorporated by reference pursuant to Exchange Act Rule 12b-23 to the Registrant's Form 10-KSB for the fiscal year ended December 31, 2001)

3.3	Bylaws of Viking Capital Group, Inc. as amended (Incorporated by reference pursuant to Exchange Act Rule 12b-23 to the Registrant's Form 10-SB (File No. 0-22744) effective December 27, 1993)

3.4	Articles of Amendment to the Articles of Incorporation dated May 20, 2010 changing the Company’s name to Arizona Gold & Onyx Mining Company (1)

3.5	Written Consent of the Court-Appointed Custodian of Viking Capital Group, Inc. dated October 5, 2009 relating to the one-for-ten, Class B Common Stock reverse split and the issuance of 51,000 shares of Class B Common Stock to Joseph Arcaro (1)

3.6	Corporate Resolution of the Board of Directors dated October 6, 2009 relating to the 1-for-300, Class A Common Stock reverse split (1)

3.7	Form 15 (Incorporated by reference to Form 15 filed on April 23, 2010)

3.8	Certificate of Registration to the Articles of Incorporation dated November 10, 2010 increasing the authorized shares from 150,000,000 to 500,000,000 (1)

3.9	Certificate of Registration to the Articles of Incorporation dated February 15, 2018 relating to the one-for-seven thousand (1-for-7,000), class A common stock reverse split (1)

3.10	Certificate of Registration to the Articles of Incorporation dated February 15, 2018 changing name to Nunzia Pharmaceutical Corporation (1)

3.11	Certificate of Registration to the Articles of Incorporation dated April 17, 2019 changing name to Arizona Gold and Onyx Company (1)

4.1	Securities Exchange Agreement between Arizona Gold & Onyx Mining Company and Gold & Onyx Mining Company dated June 28, 2010 (1)

4.2	Merger and Consolidation Agreement dated October 22, 2017 between Arizona Gold & Onyx Mining Company and LionsGate Funding Management LLC and California Biotech, Inc. (1)

10.1	IV Warmer License Agreement Dated December 21, 2020 (Incorporated by reference to Form 8-K filed on August 4, 2021)

10.2	Mutual Sales and Marketing Agreement dated April 12, 2021 (Incorporated by reference to the Form 8-K filed on May 7, 2021)

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Principal Financial Officer and Principal Accounting Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS	Inline XBRL Instance Document**
101.SCH	Inline XBRL Taxonomy Extension - Schema Document**
101.CAL	Inline XBRL Taxonomy Extension - Calculation Linkbase Document**
101.DEF	Inline XBRL Taxonomy Extension - Definition Linkbase Document**
101.LAB	Inline XBRL Taxonomy Extension - Label Linkbase Document**
101.PRE	Inline XBRL Taxonomy Extension - Presentation Linkbase Document**

*Filed herewith.

(1) Incorporated by reference to the Form 10-K filed on May 31, 2019.

§ Management contract or compensatory plan.

** Furnished herewith. XBRL (Inline eXtensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Nunzia Pharmaceutical Company

(Registrant)

Date: March 29, 2022	By: /s/ Charles Strongo
Name: Charles Strongo
Title: Chief Executive Officer and Director
(Principal Executive Officer)

Date: March 29, 2022	By: /s/ Michael Mitsunaga
Name: Michael Mitsunaga
Title: President, Chief Financial Officer, Treasurer, Secretary and Director
(Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael Mitsunaga	Chief Executive Officer and Director	March 29, 2022
Michael Mitsunaga	(Principal Executive Officer)

/s/ Michael Mitsunaga	President, Chief Financial Officer,	March 29, 2022
Michael Mitsunaga	Treasurer, Secretary and Director
(Principal Financial Officer and
Principal Accounting Officer)

/s/ Dr. Shujie Cui	Chief Science Officer and Director	March 29, 2022
Dr. Shujie Cui

