Form 10-Q/A
period 2021-03-31
NUNZIA PHARMACEUTICAL Co
filed 2022-03-29
CIK 886093

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in 12b-2 of the Exchange Act): Yes ☐    No ☒

As of March 29, 2022 the registrant had 434,119,578 shares of its common stock, par value $0.001 per share, issued and outstanding.

EXPLANATORY NOTE

References throughout this Amendment No. 1 to the Quarterly Report on Form 10-Q to “we,” “us,” the “Company” or “our company” are to Nunzia Pharmaceutical Company unless otherwise indicates.

This Amendment No. 1 (“Amendment No. 1”) to the Quarterly Report on Form 10-Q/A amends the Quarterly Report on Form 10-Q of Nunzia Pharmaceutical Company for the quarter ended March 31, 2021, as filed with the Securities and Exchange Commission (the “SEC”) on September 17, 2021 (the “Original Filing”).

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

Part II, Item 8. Financial Statements and Supplementary Data

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

2

NUNZIA PHARMACEUTICAL COMPANY

FORM 10-QA

For The Quarter Ended March 31, 2021

PART I

Item 1. Financial Statements

NUNZIA PHARMACEUTICAL COMPANY

CONSOLIDATED BALANCE SHEETS (Unaudited)

	March 31, 2021 (Restated)	December 31, 2020
ASSETS
Current Assets
Cash	$16,620	$–
Prepaid expenses	–	–
Total current assets	16,620	–
Investment in related party	–	–
Total assets	$16,620	$–

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued liabilities	$24,481	$25,868
Related party advances	44,191	10,536
Total current liabilities	68,672	36,404

Commitments and contingencies
Notes Payable	23,000	23,000
Total Liabilities	91,672	59,404

Stockholders' deficit
Common stock; Class A, $0.001 par value, 1,000,000,000 shares authorized, 244,369,578 shares issued and outstanding at March 31, 2021 and December 31, 2020	244,370	244,370
Common stock; Class B, $0.001 par value, 100,000 shares authorized, 51,000 shares issued and outstanding at December 31, 2020 and December 31, 2019	51	51
Common stock payable	9,040,400	9,040,400
Additional paid-in capital	92,006,134	92,006,134
Retained deficit	(101,366,007)	(101,350,359)
Total stockholders' deficit	(75,052)	(59,404)
Total liabilities and stockholders' deficit	$16,620	$–

(See accompanying notes to these consolidated financial statements)

NUNZIA PHARMACEUTICAL COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended March 31,
	2021	2020
Revenue	$–	$–

Operating expense
General and administrative	15,648	6,901
Total operating expense	15,648	6,901

Loss from operations	(15,648)	(6,901)

Net loss	$(15,648)	$(6,901)

Basic and Diluted Loss per Common Share	$(0.00)	$(0.00)

Weighted average number of common shares outstanding - basic and diluted	284,820,578	284,778,797

(See accompanying notes to these consolidated financial statements)

NUNZIA PHARMACEUTICAL COMPANY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT (Unaudited)

Restated

	Class A Common Stock		Class B Common Stock		Common Stock	Additional Paid-in	Retained	Total Stockholders'
	Shares	Amount	Shares	Amount	Payable	Capital	Deficit	Deficit
THREE MONTHS ENDED MARCH 31, 2021
Balance, December 31, 2020	244,369,578	$244,370	51,000	$51	$9,040,400	$92,006,134	$(101,354,159)	$(63,204)
Net loss for the three months ended March 31, 2021	–	–	–	–	–	–	(15,648)	(15,648)
Balance, March 31, 2021	244,369,578	$244,370	51,000	$51	$9,040,400	$92,006,134	$(101,369,807)	$(78,852)

THREE MONTHS ENDED MARCH 31, 2020
Balance, December 31, 2019	234,519,578	$234,520	51,000	$51	$50,000	$26,886	$(334,032)	$(22,575)
Common stock issued for services	250,000	250	–	–	–	2,248	–	2,498
Net loss for the three months ended March 31, 2020	–	–	–	–	–	–	(6,901)	(6,901)
Balance, March 31, 2020	234,769,578	$234,770	51,000	$51	$50,000	$29,134	$(340,933)	$(26,978)

(See accompanying notes to these consolidated financial statements)

NUNZIA PHARMACEUTICAL COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities
Net loss	$(15,648)	$(6,901)
Adjustments to reconcile net loss to net cash flows from operating activities
Stock based compensation expense	–	2,498
Changes in operating assets and liabilities:
(Increase) decrease in prepaid expenses	–	–
Increase (decrease) in accounts payable and accrued expenses	(1,387)	–
Increase in related party advances	33,655	109
Net cash flows from operating activities	16,620	4,294
		–
Cash flows from financing activities
Proceeds From Convertible Debt	–	–
Related party paid-in-capital	–	–
Net cash flows from financing activities	–	–

Change in cash	16,620	–
Cash at beginning of period	–	–
Cash at end of period	$16,620	$–

Supplemental disclosure of cash flow information:
Interest paid in cash	$–	$–
Income taxes paid in cash	$–	$–

Supplemental disclosure of non-cash transactions:
Common stock issued as payment for liabilities	$–	$2,498

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

Going Concern

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs to allow it to continue as a going concern. As of March 31, 2021, the Company had an accumulated deficit of $(101,366,007) The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

NOTE 2 – Restatement

NUNZIA PHARMACEUTICAL COMPANY

CONSOLIDATED BALANCE SHEETS

	As Reported	Restatement Adjustments

	March 31,		March 31,
	2021		2021
ASSETS
Current Assets
Cash	$16,620		$16,620
Prepaid expenses			–
Total current assets	16,620		16,620
Investment in related party	–		–
Total assets	$16,620		$16,620

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued liabilities	$24,481		$24,481
Related party advances	44,491		44,491
Total current liabilities	68,972		68,972

Commitments and contingencies
Notes Payable	$–	$23,000	$23,000
Total Liabilities	68,972		91,972

Stockholders' deficit
Common stock; Class A, $0.001 par value, 1,000,000,000 shares authorized, 244,369,578 shares issued and outstanding at March 31, 2021 and December 31, 2020	244,370		244,370
Common stock; Class B, $0.001 par value, 100,000 shares authorized, 51,000 shares issued and outstanding at March 31, 2021 and December 31, 2020	51		51
Common stock payable	9,040,400		9,040,400
Additional paid-in capital	29,134	91,977,000	92,006,134
Retained deficit	(9,366,007)	(92,000,000)	(101,366,007)
Total stockholders' deficit	(52,052)		(75,052)
Total liabilities and stockholders' deficit	$16,620		$16,620

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

The Company has 1,000,000,000 shares of Class A Common Stock authorized of which 244,369,578 shares are issued and outstanding as of March 31, 2021 and December 31, 2020, respectively. 40,400,000 MCA Shares due to LionsGate have not been issued as of March 31, 2020 and 31,650,000 MCA Shares due to LionsGate have not been issued as of the date of this report.

NOTE 4 – Commitments and Contingencies

COVID-19

In December 2019, an outbreak of the COVID-19 virus was reported in Wuhan, China. On March 11, 2020, the World Health Organization declared the COVID-19 virus a global pandemic and on March 13, 2020, President Donald J. Trump declared the virus a national emergency in the United States. This highly contagious disease has spread to most of the countries in the world and throughout the United States, creating a serious impact on customers, workforces and suppliers, disrupting economies and financial markets, and potentially leading to a world-wide economic downturn. It has caused a disruption of the normal operations of many businesses, including the temporary closure or scale-back of business operations and/or the imposition of either quarantine or remote work or meeting requirements for employees, either by government order or on a voluntary basis. The pandemic may adversely affect our operations, our employees and our employee productivity. It may also impact the ability of our subcontractors, partners, and suppliers to operate and fulfill their contractual obligations, and result in an increase in costs, delays or disruptions in performance. Our employees are working remotely and using various technologies to perform their functions. In reaction to the spread of COVID-19 in the United States, many businesses have instituted social distancing policies, including the closure of offices and worksites and deferring planned business activity. The disruption and volatility in the global and domestic capital markets may increase the cost of capital and limit our ability to access capital. Both the health and economic aspects of the COVID-19 virus are highly fluid and the future course of each is uncertain. For these reasons and other reasons that may come to light if the coronavirus pandemic and associated protective or preventative measures expand, we may experience a material adverse effect on our business operations, revenues and financial c ondition; however, its ultimate impact is highly uncertain and subject to change.

NOTE 5 – Transactions with Related Persons

Mr. Michael Mitsunaga, our President and Director, made non-interest bearing advances to the Company totaling $33,555 and $4,294 during the three months ended March 31, 2021 and 2020, respectively.

NOTE 6 – Subsequent Events

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

