Form 10-Q/A
period 2021-06-30
NUNZIA PHARMACEUTICAL Co
filed 2022-03-29
CIK 886093

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

This Amendment No. 1 (“Amendment No. 1”) to the Quarterly Report on Form 10-Q/A amends the Quarterly Report on Form 10-Q of Nunzia Pharmaceutical Company for the quarter ended June 30, 2021, as filed with the Securities and Exchange Commission (the “SEC”) on September 17, 2021 (the “Original Filing”).

On December 15, 2020 an investor purchased an old promissory note from Nunzia dated November, 2009. This note was written off sometime prior to 2020. The face value of the note is $23,000 and is convertible into 23,000,000 Nunzia common shares. The Company did not record the existence of the note in its financial statements for the period ended December 31, 2020. As a result a restatement is required to record the existence of the note and to record the beneficial conversion feature. The following items have been amended to reflect the restatements:

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

2

NUNZIA PHARMACEUTICAL COMPANY

FORM 10-Q

For The Quarter Ended June 30, 2021

PART I

Item 1. Financial Statements

NUNZIA PHARMACEUTICAL COMPANY

CONSOLIDATED BALANCE SHEETS (Unaudited)

	June 30, 2021 (Restated)	December 31, 2020
ASSETS
Current Assets
Cash	$1,503	$–
Prepaid expenses	2,500	–
Total current assets	4,003	–
Investment in related party	5,000	–
Total assets	$9,003	$–

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued liabilities	$25,994	$25,868
Related party advances	36,690	10,536
Total current liabilities	62,684	36,404

Commitments and contingencies
Notes Payable	23,000	23,000
Total Liabilities	85,684	59,404

Stockholders' deficit
Common stock; Class A, $0.001 par value, 1,000,000,000 shares authorized, 253,119,578 and 244,369,578 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	253,120	244,370
Common stock; Class B, $0.001 par value, 100,000 shares authorized, 51,000 shares issued and outstanding at June 30, 2021 and December 31, 2020	51	51
Common stock payable	9,036,650	9,040,400
Additional paid-in capital	92,006,134	92,006,134
Retained deficit	(101,372,636)	(101,350,359)
Total stockholders' deficit	(76,681)	(59,404)
Total liabilities and stockholders' deficit	$9,003	$–

(See accompanying notes to these consolidated financial statements)

NUNZIA PHARMACEUTICAL COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue	$–	$–	$–	$–

Operating expense
General and administrative	6,629	1,337	22,277	8,238
Total operating expense	6,629	1,337	22,277	8,238

Loss from operations	(6,629)	(1,337)	(22,277)	(8,238)

Net loss	$(6,629)	$(1,337)	$(22,277)	$(8,238)

Basic and Diluted Loss per Common Share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding - basic and diluted	289,149,345	284,820,578	286,984,962	284,799,345

(See accompanying notes to these consolidated financial statements)

NUNZIA PHARMACEUTICAL COMPANY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT (Unaudited)

Restated

	Class A Common Stock		Class B Common Stock		Common Stock	Additional Paid-in	Retained	Total Stockholders'
	Shares	Amount	Shares	Amount	Payable	Capital	Deficit	Deficit
SIX MONTHS ENDED JUNE 30, 2021
Balance, December 31, 2020	244,369,578	$244,370	51,000	$51	$9,040,400	$92,006,134	$(101,354,159)	$(63,204)
Net loss for the three months ended March 31, 2021	–	–	–	–	–	–	(15,648)	(15,648)
Balance, March 31, 2021	244,369,578	$244,370	51,000	$51	$9,040,400	$92,006,134	$(101,369,807)	$(78,852)
Merger shares issued	17,750,000	17,750	–	–	(17,750)	–	–	–
Shares issued and received under Mutual Sales and Marketing Agreement	–	–	–	–	5,000	–	–	5,000
Returned Merger shares previously issued in error in August 2020	(9,000,000)	(9,000)	–	–	9,000	–	–	–
Net loss for the three months ended June 30, 2021	–	–	–	–	–	–	(6,629)	(6,629)
Balance, June 30, 2021	253,119,578	$253,120	51,000	$51	$9,036,650	$92,006,134	$(101,376,436)	$(80,481)

SIX MONTHS ENDED JUNE 30, 2020
Balance, December 31, 2019	234,519,578	$234,520	51,000	$51	$50,000	$26,886	$(334,032)	$(22,575)
Common stock issued for services	250,000	250	–	–	–	2,248	–	2,498
Net loss for the three months ended March 31, 2020	–	–	–	–	–	–	(6,901)	(6,901)
Balance, March 31, 2020	234,769,578	$234,770	51,000	$51	$50,000	$29,134	$(340,933)	$(26,978)
Net loss for the three months ended June 30, 2020	–	–	–	–	–	–	(1,337)	(1,337)
Balance, June 30, 2020	234,769,578	$234,770	51,000	$51	$50,000	$29,134	$(342,270)	$(28,315)

(See accompanying notes to these consolidated financial statements)

NUNZIA PHARMACEUTICAL COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities
Net loss	$(22,277)	$(8,238)
Adjustments to reconcile net loss to net cash flows from operating activities
Stock based compensation expense	–	2,498
Changes in operating assets and liabilities:
(Increase) decrease in prepaid expenses	(2,500)	–
Increase (decrease) in accounts payable and accrued expenses	126	1,446
Increase in related party advances	26,154	4,294
Net cash flows from operating activities	1,503	–
		–
Cash flows from financing activities
Proceeds From Convertible Debt	–	–
Related party paid-in-capital	–	–
Net cash flows from financing activities	–	–

Change in cash	1,503	–
Cash at beginning of period	–	–
Cash at end of period	$1,503	$–

Supplemental disclosure of cash flow information:
Interest paid in cash	$–	$–
Income taxes paid in cash	$–	$–

Supplemental disclosure of non-cash transactions:
Common stock issued as payment for liabilities	$–	$2,498

(See accompanying notes to these consolidated financial statements)

NUNZIA PHARMACEUTICAL COMPANY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – Basis of Presentation, Organization, Going Concern and Recent Accounting Pronouncements

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

NOTE 2 – Restatement

NUNZIA PHARMACEUTICAL COMPANY

CONSOLIDATED BALANCE SHEETS

	As Reported	Restatement Adjustments
	June 30,		June 30,
	2021		2021
ASSETS
Current Assets
Cash	$1,503		$1,503
Prepaid expenses	2,500		2,500
Total current assets	4,003		4,003
Investment in related party	5,000		5,000
Total assets	$9,003		$9,003

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued liabilities	$25,994		$25,994
Related party advances	36,690		36,690
Total current liabilities	62,684		62,684

Commitments and contingencies	–		–
Notes Payable	$–	$23,000	$23,000
Total Liabilities	62,684		85,684

Stockholders' deficit
Common stock; Class A, $0.001 par value, 1,000,000,000 shares authorized, 253,119,578 and 244,369,578 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	253,120		253,120
Common stock; Class B, $0.001 par value, 100,000 shares authorized, 51,000 shares issued and outstanding at June 30, 2021 and December 31, 2020	51		51
Common stock payable	9,036,650		9,036,650
Additional paid-in capital	29,134	91,977,000	92,006,134
Retained deficit	(9,372,636)	(92,000,000)	(101,372,636)
Total stockholders' deficit	(53,681)		(76,681)
Total liabilities and stockholders' deficit	$9,003		$9,003

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

The Company has 1,000,000,000 shares of Class A Common Stock authorized of which 253,119,578 and 244,369,578 shares are issued and outstanding as of June 30, 2021 and December 31, 2020, respectively. 31,650,000 MCA Shares due to LionsGate and 5,000,000 shares due to Global Whole Health Partners pursuant to the Mutual Sales and Marketing Agreement dated April 12, 2021 have not been issued as of June 30, 2021.

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

NOTE 5 – Transactions with Related Persons

Mr. Michael Mitsunaga, our President and Director, made non-interest-bearing advances to the Company totaling $2,500 and $0 during the three months ended June 30, 2021 and 2020, respectively. Mr. Mitsunaga made non-interest-bearing advances totaling $36,064 and $4,394 during the six months ended June 30, 2021 and 2020, respectively. Mr. Mitsunaga, received reimbursements totaling $10,001 during the three and six months ended June 30, 2021.

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

