Form 10-Q/A
period 2021-09-30
NUNZIA PHARMACEUTICAL Co
filed 2022-03-29
CIK 886093

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

EXPLANATORY NOTE

References throughout this Amendment No. 1 to the Quarterly Report on Form 10-Q to “we,” “us,” the “Company” or “our company” are to Nunzia Pharmaceutical unless otherwise indicates.

This Amendment No. 1 (“Amendment No. 1”) to the Quarterly Report on Form 10-Q/A amends the Quarterly Report on Form 10-Q of Nunzia Pharmaceutical Company for the quarter ended September 30, 2021, as filed with the Securities and Exchange Commission (the “SEC”) on November 10, 2021 (the “Original Filing”).

On December 15, 2020 an investor purchased an old promissory note from Nunzia dated November ,2009. This note was written off sometime prior to 2020. The face value of the note is $23,000 and is convertible into 23,000,000 Nunzia common shares. The Company did not record the existence of the note in its financial statements for the period ended December 31, 2020. As a result a restatement is required to record the existence of the note and to record the beneficial conversion feature. The following items have been amended to reflect the restatements:

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

2

NUNZIA PHARMACEUTICAL COMPANY

FORM 10-Q

For The Quarter Ended September 30, 2021

PART I

Item 1. Financial Statements

NUNZIA PHARMACEUTICAL COMPANY

CONSOLIDATED BALANCE SHEETS (Unaudited)

	September 30, 2021 (Restated)	December 31, 2020
ASSETS
Current Assets
Cash	$483	$–
Prepaid expenses	4,000
Total current assets	4,483	–
Investment in related party	5,000	–
Total assets	$9,483	$–

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued liabilities	$11,238	$25,868
Related party advances	86,452	10,536
Total current liabilities	97,690	36,404

Commitments and contingencies	–	–
Notes Payable	23,000	23,000
Total Liabilities	120,690	59,404

Stockholders' deficit
Common stock; Class A, $0.001 par value, 1,000,000,000 shares authorized, 261,119,578 and 244,369,578 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	261,120	244,370
Common stock; Class B, $0.001 par value, 100,000 shares authorized, 51,000 shares issued and outstanding at September 30, 2021 and December 31, 2020	51	51
Common stock payable	31,650	9,040,400
Additional paid-in capital	101,003,134	92,006,134
Retained deficit	(101,407,162)	(101,350,359)
Total stockholders' deficit	(111,207)	(59,404)
Total liabilities and stockholders' deficit	$9,483	$–

(See accompanying notes to these consolidated financial statements)

NUNZIA PHARMACEUTICAL COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue	$–	$–	$–	$–

Operating expense
General and administrative	34,526	6,982	56,803	15,220
Total operating expense	34,526	6,982	56,803	15,220

Loss from operations	(34,526)	(6,982)	(56,803)	(15,220)

Net loss	$(34,526)	$(6,982)	$(56,803)	$(15,220)

Basic and Diluted Loss per Common Share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding - basic and diluted	292,769,578	284,820,578	290,892,866	284,807,107

(See accompanying notes to these consolidated financial statements)

NUNZIA PHARMACEUTICAL COMPANY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT (Unaudited)

Restated

	Class A Common Stock		Class B Common Stock		Common Stock	Additional Paid-in	Retained	Total Stockholders'
	Shares	Amount	Shares	Amount	Payable	Capital	Deficit	Deficit
NINE MONTHS ENDED SEPTEMBER 30, 2021
Balance, December 31, 2020	244,369,578	$244,370	$51,000	$51	$9,040,400	$92,006,134	$(101,354,159)	$(63,204)
Net loss for the three months ended March 31, 2021	–	–	–	–	–	–	(15,648)	(15,648)
Balance, March 31, 2021	244,369,578	$244,370	51,000	$51	$9,040,400	$92,006,134	$(101,369,807)	$(78,852)
Merger shares issued	17,750,000	17,750	–	–	(17,750)	–	–	–
Shares issued and received under Mutual Sales and Marketing Agreement	–	–	–	–	5,000	–	–	5,000
Returned Merger shares previously issued in error in August 2020	(9,000,000)	(9,000)	–	–	9,000	–	–	–
Net loss for the three months ended June 30, 2021	–	–	–	–	–	–	(6,629)	(6,629)
Balance, June 30, 2021	253,119,578	$253,120	51,000	$51	$9,036,650	$92,006,134	$(101,376,436)	$(80,481)
Common stock to issue for license agreement with Michael Mitsunaga	3,000,000	3,000	–	–	(9,000,000)	8,997,000	–	–
Shares issued and received under Mutual Sales and Marketing Agreement	5,000,000	5,000	–	–	(5,000)	–	–	–
Net loss for the three months ended September 30, 2021	–	–	–	–	–	–	(34,526)	(34,526)
Balance, September 30, 2021	261,119,578	$261,120	51,000	$51	$31,650	$101,003,134	$(101,410,962)	$(115,007)

NINE MONTHS ENDED SEPTEMBER 30, 2020
Balance, December 31, 2019	234,519,578	$234,520	51,000	$51	$50,000	$26,886	$(334,032)	$(22,575)
Common stock issued for services	250,000	250	–	–	–	2,248	–	2,498
Net loss for the three months ended March 31, 2020	–	–	–	–	–	–	(6,901)	(6,901)
Balance, March 31, 2020	234,769,578	$234,770	51,000	$51	$50,000	$29,134	$(340,933)	$(26,978)
Net loss for the three months ended June 30, 2020	–	–	–	–	–	–	(1,337)	(1,337)
Balance, June 30, 2020	234,769,578	$234,770	51,000	$51	$50,000	$29,134	$(342,270)	$(28,315)
Merger shares issued	9,600,000	9,600	–	–	(9,600)	–	–	–
Net loss for the three months ended June 30, 2020	–	–	–	–	–	–	(6,982)	(6,982)
Balance at September 30, 2020	244,369,578	$244,370	51,000	$51	$40,400	$29,134	$(349,252)	$(35,297)

(See accompanying notes to these consolidated financial statements)

NUNZIA PHARMACEUTICAL COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities
Net loss	$(56,803)	$(15,220)
Adjustments to reconcile net loss to net cash flows from operating activities
Stock based compensation expense	–	2,498
Changes in operating assets and liabilities:
(Increase) decrease in prepaid expenses	(4,000)	–
Increase (decrease) in accounts payable and accrued expenses	(14,629)	3,428
Increase in related party advances	75,916	9,294
Net cash flows from operating activities	484	–

Cash flows from financing activities
Proceeds From Convertible Debt
Related party paid-in-capital	–	–
Net cash flows from financing activities	–	–

Change in cash	484	–
Cash at beginning of period	–	–
Cash at end of period	$484	$–

Supplemental disclosure of cash flow information:
Interest paid in cash	$–	$–
Income taxes paid in cash	$–	$–

Supplemental disclosure of non-cash transactions:
Common stock issued as payment for liabilities	$–	$2,498

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

NOTE 2 - RESTATEMENT

NUNZIA PHARMACEUTICAL COMPANY

CONSOLIDATED BALANCE SHEETS

	As Reported	Restatement Adjustments
	September 30,		September 30,
	2021		2021
ASSETS
Current Assets
Cash	$483		$483
Prepaid expenses	4,000		4,000
Total current assets	4,483		4,483
Investment in related party	5,000		5,000
Total assets	$9,483		$9,483

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued liabilities	$11,238		$11,238
Related party advances	86,452		86,452
Total current liabilities	97,690		97,690

Commitments and contingencies
Notes Payable	$–	$23,000	$23,000
Total Liabilities	97,690		120,690

Stockholders' deficit
Common stock; Class A, $0.001 par value, 1,000,000,000 shares authorized, 261,119,578 and 244,369,578 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	261,120		261,120
Common stock; Class B, $0.001 par value, 100,000 shares authorized, 51,000 shares issued and outstanding at September 30, 2021 and December 31, 2020	51		51
Common stock payable	31,650		31,650
Additional paid-in capital	9,026,134	91,977,000	101,003,134
Retained deficit	(9,407,162)	(92,000,000)	(101,407,162)
Total stockholders' deficit	(88,207)		(111,207)
Total liabilities and stockholders' deficit	$9,483		$9,483

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

LionsGate made non-interest-bearing advances to the Company totaling $5,000 and $5,000 during the three and nine months ended September 30, 2021, respectively. As of September 30, 2021, the balance owing to LionsGate was $11,242.

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

