Form 10-K
period 2021-12-31
NUNZIA PHARMACEUTICAL Co
filed 2022-04-15
CIK 886093

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

Indicate by check mark whether the registrant has filed a report on an attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter, based upon the closing sale price of the registrant’s common stock on June 30, 2021, as reported on the OTC Markets Group Inc. Pink tier the (“OTCPink”) was $23,022,821.

As of April 11, 2022 there were 434,119,578 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

i

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

Business

The Company owns the rights to Nunzia™, a nutraceutical that treats Autism, Fragile X, ADHD, PTSD and other such disorders. We manufacture, market and plan to distribute Nunzia™, direct to consumers through our website, www.nunziapharma.com, and through wholesalers. We did not generate any revenue from our products in 2021 or 2020.

Current drugs that attempt to control the symptoms of autism, fragile X, ADHD and PTSD are largely ineffective. Nunzia™ is nutraceutical product is designed to treat the symptoms of these wide-ranging medical conditions. Nunzia™ product is intended to increase sensory, social, and daily living skills, as well as increasing attention span, memory retention, focus, comprehension, and learning while decreasing anxiety, stress, fixations, fidgeting, and outside detractions. We expect to begin generating revenue from our products in 2022, however, there can be no assurance that we will be able to bring our products to market, or whether they will be effective.

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

Employees

As of March 31, 2022, Sara Gonzales our CEO and Director and Michael Mitsunaga, our President and Director devote as much time as the Board of Directors determine is necessary to carry out the affairs of the Company. Neither officer receives cash compensation. The Company also utilizes independent contractors as needed.

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

Holders

Our Certificate of Incorporation authorizes the issuance of up to 1,000,000,000 shares of Class A common stock, par value $0.001 per share and 100,000 shares of Class B Common Stock, par value $0.001 per share. As of January 31, 2022, there were 646 stockholders of record holding an aggregate of 434,119,578 shares of Class A Common Stock (this number does not include stockholders who hold their stock through brokers, banks and other nominees) and 51,000 shares of Class B Common Stock.

The Class B shares are the only shares entitled to vote for Board Members. Class A and B shares are entitled to vote on all other matters. All the Class B common stock is held by LionsGate Funding Management LLC, our majority shareholder, controlled by Sara Gonzales, ore new CEO who was appointed on February 22, 2022.

Transfer Agent

The transfer agent of our common stock is Nevada Agency and Transfer Company having an office at 50 West Liberty Street, Suite 880, Reno Nevada, telephone number (775) 322-5623

Dividend Policy

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

Securities Authorized for Issuance under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities

During 2021 we issued the following shares of our common stock:

•	17,750,000 shares were issued at par value pursuant to our merger with Cal-Biotech
•	3,000,000 shares valued at par value were issued to a related party for a license agreement
•	5,000,000 shares were issued at par value for a marketing agreement
•	9,000,000 shares were returned to treasury representing merger consideration issued in error
•	23,000,000 shares were issued at par value upon the conversion of convertible notes
•	150,000,000 shares were issued to related parties and the majority shareholder for services. These shares were valued at $0.52 which represented the market price of the Company’s common stock on the date of issuance.

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

Overview

The Company owns the rights to Nunzia™, a nutraceutical that treats Autism, Fragile X, ADHD, PTSD and other such disorders. We manufacture, market and plan to distribute Nunzia™, direct to consumers through our website, www.nunziapharma.com, and through wholesalers. We did not generate any revenue from our products in 2021 or 2020.

Current drugs that attempt to control the symptoms of autism, fragile X, ADHD and PTSD are largely ineffective. Nunzia™ is nutraceutical product is designed to treat the symptoms of these wide-ranging medical conditions. Nunzia™ product is intended to increase sensory, social, and daily living skills, as well as increasing attention span, memory retention, focus, comprehension, and learning while decreasing anxiety, stress, fixations, fidgeting, and outside detractions. We expect to begin generating revenue from our products in 2022, however, there can be no assurance that we will be able to bring our products to market, or whether they will be effective.

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

As of December 31, 2021, we had negative working capital of $99,174, $131 in cash on hand and we had an accumulated deficit of $179,413,129. Management recognizes that in order for us to meet our capital requirements, and continue to operate, additional financing will be necessary. We expect to raise additional funds through private or public equity investment in order to expand the range and scope of our business operations. We will seek access to private or public equity but there is no assurance that such additional funds will be available for us to finance our operations on acceptable terms, if at all. If we are unable to raise additional capital or generate positive cash flow, it is unlikely that we will be able to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Results of Operations

Year ended December 31, 2021 compared to the year ended December 31, 2020

Revenue

To date the Company has not generated revenue.

Total Operating Expenses

Total operating expenses for the year ended December 31, 2021 were $78,060,908 compared to $39,327 for the year ended December 31, 2020. Expenses are primarily related to share based compensation and professional and outside service fees to maintain our accounting and public disclosures and fluctuate due to the timing of costs.

Other Income (Expense)

Other expense decreased approximately $101,000,000 due $1,862 of interest expense on related party advances compared to the issuance of common stock to related parties.. For additional information see the notes to our financial statements, “NOTE 5 – Transactions with Related Persons.”

Liquidity and Capital Resources

We have an accumulated deficit of $179,413,129 through December 31, 2021. As of December 31, 2021, the Company had $131 of cash on hand. All expenses in 2021 and 2020 resulted in a corresponding increase to our liabilities or equity, thus, resulting in no use of cash. Our principal source of liquidity has been advances from certain shareholders.

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

New Accounting Standards to be Adopted Subsequent to December 31, 2021

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

ITEM 8. FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of Nunzia Pharmaceutical Company

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Nunzia Pharmaceutical Company as of December 31, 2021 and 2020, the related statements of operations, stockholders' equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

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

Critical Audit Matter

Critical audit matters are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/S/ BF Borgers CPA PC

We have served as the Company's auditor since 2021

Lakewood, CO

April 15, 2022

NUNZIA PHARMACEUTICAL COMPANY

CONSOLIDATED BALANCE SHEETS

	December 31, 2021	December 31, 2020
ASSETS
Current Assets
Cash	$131	$–
Total current assets	131	–
Investment in related party	5,000	–
Total assets	$5,131	$–

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued liabilities	$1,862	$25,868
Related party advances	97,443	10,536
Total current liabilities	99,305	36,404
Notes Payable	–	23,000
Total Liabilities	99,305	59,404

Commitments and contingencies	–	–

Stockholders' deficit
Common stock; Class A, $0.001 par value, 1,000,000,000 shares authorized, 434,119,578 and 244,369,578 shares issued and outstanding at December 31, 2021 and 2020, respectively	434,120	244,370
Common stock; Class B, $0.001 par value, 100,000 shares authorized, 51,000 shares issued and outstanding at December 31, 2021 and December 31, 2020	51	51
Common stock payable	31,650	9,040,400
Additional paid-in capital	178,853,134	92,006,134
Accumulated deficit	(179,413,129)	(101,350,359)
Total stockholders' deficit	(94,174)	(59,404)
Total liabilities and stockholders' deficit	$5,131	$–

The accompanying notes are an integral part of the consolidated financial statements.

NUNZIA PHARMACEUTICAL COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2021	2020
Revenue	$–	$–

Operating expense
General and administrative expense	37,760,908	39,327
General and administrative - related party	40,300,000
Total operating expense	78,060,908	39,327
Loss from operations	(78,060,908)	(39,327)
Other income (expense)
Financing Costs	(1,862)	(91,977,000)
Loss on related party transfer of intangible assets	–	(9,000,000)
Total other income (expense)	(1,862)	(100,977,000)
Net loss	$(78,062,770)	$(101,016,327)

Basic and Diluted Loss per Common Share	$(0.26)	$(0.35)

Weighted average number of common shares outstanding - basic and diluted	305,375,057	284,893,181

The accompanying notes are an integral  part of the consolidated financial statements.

NUNZIA PHARMACEUTICAL COMPANY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

	Class A Common Stock		Class B Common Stock		Common	Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Stock	Capital	Deficit	Deficit
Balance, December 31, 2019	234,519,578	$234,520	$51,000	$51	$50,000	$26,886	$(334,032)	$(22,575)

Common stock issued for services	250,000	250	–	–	–	2,248	–	2,498
Merger shares issued	9,600,000	9,600	–	–	(9,600)	–	–	–
Common stock to issue for license agreement with related party	–	–	–	–	9,000,000	–	–	9,000,000
Beneficial conversion of convertible note	–	–	–	–	–	91,977,000	–	91,977,000
Net loss for the year ended December 31, 2020	–	–	–	–	–	–	(101,016,327)	(101,016,327)
Balance, December 31, 2020	244,369,578	$244,370	$51,000	$51	$9,040,400	$92,006,134	$(101,350,359)	$(59,404)

	Class A Common Stock		Class B Common Stock		Common	Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Stock	Capital	Deficit	Deficit
Balance, December 31, 2020	244,369,578	$244,370	$51,000	$51	$9,040,400	$92,006,134	$(101,350,359)	$(59,404)

Merger shares issued	17,750,000	17,750	–	–	(17,750)	–	–	–
Common stock to issue for license agreement with Michael Mitsunga	3,000,000	3,000	–	–	(9,000,000)	8,997,000	–	–
Shares issued marketing agreement	5,000,000	5,000	–	–	–	–	–	5,000
Returned merger shares previously issued in error in August 2020	(9,000,000)	(9,000)	–	–	9,000	–	–	–
Shares issued upon conversion of convertible debt	23,000,000	23,000	–	–	–	–	–	23,000
Common stock issued for services	150,000,000	150,000	–	–	–	77,850,000	–	78,000,000
Net loss for the year ended December 31, 2021	–	–	–	–	–	–	(78,062,770)	(78,062,770)
Balance, December 31, 2021	434,119,578	$434,120	51,000	$51	$31,650	$178,853,134	$(179,413,129)	$(94,174)

The accompanying notes are an integral part of the consolidated financial statements.

NUNZIA PHARMACEUTICAL COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2021	2020
Cash flows from operating activities
Net loss	$(78,062,770)	$(101,016,327)
Adjustments to reconcile net loss to net cash flows from operating activities
Stock based compensation expense	78,000,000	2,498
Loss on related party transfer of intangible assets	–	9,000,000
Finance Costs	–	91,977,000
Changes in operating assets and liabilities:
Accounts payable	(24,006)	4,535
Net cash flows from operating activities	(86,776)	(32,294)

Cash flows from financing activities
Increase in related party advances	86,907	9,294
Proceeds From convertible debt	–	23,000
Net cash flows from financing activities	86,907	32,294

Change in cash	131	–
Cash at beginning of period	–	–
Cash at end of period	$131	$–

Supplemental disclosure of cash flow information:
Interest paid in cash	$–	$–
Income taxes paid in cash	$–	$–

Supplemental disclosure of non-cash transactions:
Common stock issued as payment for liabilities	$–	$2,498

The accompanying notes are an integral  part of the consolidated financial statements

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

The Company is focused on manufacturing and securing retail space for its nutraceutical products. It is also working on a product that kills bacteria and viruses. The Company’s efforts have been delayed due to the onset and lingering impact of Covid -19 as well as the lack of significant available funding

Going Concern

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs to allow it to continue as a going concern. As of December 31, 2021, the Company had an accumulated deficit of $179,413,129. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

Cash and cash equivalents

The Company considers all highly liquid instruments purchased with an original maturity of three months or less and money market accounts to be cash equivalents. As of December 31, 2021 and December 31, 2020, we had $131 and $-0- in cash on hand, respectively.

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

Net Income (Loss) Per Share

The computation of basic earnings per share (“EPS”) is based on the weighted average number of shares that were outstanding during the period, including shares of common stock that are issuable at the end of the reporting period. The computation of diluted EPS is based on the number of basic weighted-average shares outstanding plus the number of common shares that would be issued assuming the exercise of all potentially dilutive common shares outstanding using the treasury stock method. The Company had no potentially dilutive securities as of December 31, 2021 and 2020.

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

Common Stock

The Company has 51,000 shares of Class B Common Stock issued and outstanding as of December 31, 2021. The Class B shares are the only shares eligible to vote for Directors. LionsGate, controlled by the Company’s CEO, holds all Class B common shares.

The Company has 1,000,000,000 shares of Class A Common Stock authorized of which 434,119,578 and 244,369,578 shares are issued and outstanding as of December 31, 2021 and 2020, respectively.

2021 Issuances

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

On November 24, 2021, the Company issued 23,000,000 shares related to the convertible debt. The shares were issued at par value resulting in an increase in common stock and a reduction of the convertible debt.

On December 6, 2021, the Company issued shares of common stock 77,500,000 shares to its officers for services. These shares were valued at $0.52 per share

On December 6, 2021 the Company issued 70,000,000 shares to its controlling shareholder and 2,500,000 shares to its former CEO. Both share issuance were valued at $0.52 per share.

2020 Issuances

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

On January 15, 2020, the Company issued 250,000 shares of class A common stock to a vendor in exchange for services.

NOTE 4 – Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of the Company’s deferred tax assets at December 31, 2021 and 2020 are as follows:

	2021	2020
Deferred tax assets:
Net operating loss carryforwards	$410,631	$347,861
Statutory tax rate	21%	21%
Total deferred tax assets	86,233	73,051
Less: valuation allowance	(86,234)	(73,051)
Net deferred tax asset	$–	$–

A reconciliation between the amount of income tax benefit determined by applying the applicable U.S. statutory income tax rate to pre-tax loss for the years ended December 31, 2021 and 2020 is as follows:

	2021	2020
Federal Statutory Rate	$(78,062,770)	$(1,893,429)
Nondeductible expenses	78,049,587	1,890,525
Change in allowance on deferred tax assets	(13,183)	(2,904)
	$–	$–

The net increase in the valuation allowance for deferred tax assets was $13,183 and $2,904 for the years ended December 31, 2021 and 2020, respectively. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Due to the uncertainty of realizing the deferred tax asset, management has recorded a valuation allowance against the entire deferred tax asset.

For federal income tax purposes, the Company has net U.S. operating loss carry forwards at December 31, 2021 available to offset future federal taxable income, if any, of $411,000. The utilization of the tax net operating loss carry forwards may be limited due to ownership changes that have occurred as a result of sales of common stock.

The fiscal years 2017 through 2020 remain open to examination by federal authorities and other jurisdictions in which the Company operates.

NOTE 5 – Transactions with Related Persons

Mr. Mitsunaga made advances to the Company totaling $86,907 and $4,294 during the years ended December 31, 2021 and 2020, respectively. Effective October 1, 2021 the entire balance of the indebtedness to Mr. Mitsunaga became subject of interest at the rate of 8%.

LionsGate made non-interest-bearing advances to the Company totaling $5,000 during the years ended December 31, 2020. LionsGate made no advances during the year ended December 31, 2021.

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

NOTE 6 – Commitments and Contingencies

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

NOTE 7 – Subsequent Events

Management has reviewed material events subsequent of the period ended December 31, 2021 and prior to the filing of financial statements in accordance with FASB ASC 855 “Subsequent Events” and has determined that there are no subsequent events.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) (the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures are not effective at December 31, 2021 to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

(b) Management’s Report on Internal Control over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Our management assessed the effectiveness of the Company’s internal control over financial reporting as of the end of the period covered by this report. The framework used by management in making that assessment was the criteria set forth in the document entitled “ Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, our CEO and CFO have determined and concluded that, as of December 31, 2021, the Company’s internal control over financial reporting was not effective.

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

Name	Age	Current Position With Us	Director or Officer Since
Sara Gonzales	49	CEO and Director	February 22, 2022
Michael Mitsunaga	66	President, Treasurer, Secretary and Director	June 28, 2010
Dr. Shujie Cui	57	Chief Medical Officer and Director	December 5, 2019

Biographical Information

Set forth below are the names of all of our directors and executive officers, all positions and offices held by each person, the period during which each has served as such, and the principal occupations and employment of such persons during at least the last five years, and other director positions held currently or during the last five years:

Current Directors and Officers

Sara Gonzales

Sara Gonzales. Mrs. Gonzales been in the in-vitro diagnostic industry working as a chief administrator for over 15 years with experience at EarlyDetect and Sharp Memorial Hospital from 1/2008 until 11/2009 in HR. Mrs. Gonzalez has worked in Human Resources and as Director of Business Development. Recently, Sara has moved to Nunzia Pharmaceutical from 07/2017 to present as the Vice President, Nunzia is a pharmaceutical and nutraceutical company and has co-founded a nonprofit for people with an Autistic Spectrum Disorder, such as Autism, ADD/ADHD, OCD, and PTSD. Sarah is the Vice President and Co-Founder of Autism Fragile X Foundation from11-2016 to present. Mrs. Gonzlez is the Managing Member of LionsGate Funding Group LLC 12/2018 to present, LionsGate Funding Group LLC is a holding company. LionsGate Funding Group LLC consults companies, which was the controlling entity of Global WholeHealth Partners Corp (Private company) and Global WholeHealth Partner Corp (public company). Sara is affiliated with a controlling entity. Sara has a great understanding of business development and progress. She has an exemplarily ability to motivate and encourage people to do their best. Sara has become the director of new business development for Global WholeHealth Partners Corp. Sara’s contacts in Mexico and other countries have been and will be a tremendous asset to Global WholeHealth Partners Corp. Sara is affiliated with a controlling entity, as the managing member of LionsGate Funding Group LLC. Mrs. Gonzales devotes approximately 10 hours per week to the Company.

Michael Mitsunaga Since 2009, Mr. Mitsunaga has served as the President, CEO and Director of the Company. Mr. Mitsunaga also currently serves as president of TSM Trading Import/Export Company and consultant to TSM Recovery and Recycling, Inc. Both companies were founded by Mr. Mitsunaga in the 1980’s. TSM Recovery and Recycling specializes in the treatment and disposal of hazardous and biomedical waste. From 1999 to 2005, Mr. Mitsunaga served as CEO/President for Automatic Medical Technologies, Inc. where he was responsible for Developing new product lines, International and National Sale and Marketing. From 1991 – 1996, Mr. Mitsunaga became the President of North America for Union Pacific Foods and was responsible for the sale of products to National Distributors, Brokers and International Trading Companies. Mr. Mitsunaga continues to provide consulting and advisory services to businesses. Over the course of his entrepreneurial career, Mr. Mitsunaga has earned a wealth of international and public company business experience through the myriad of business dealings in Asia and the Pacific.

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

Board of Directors Meetings, Committees of the Board of Directors, and Annual Meeting Attendance

We did not have an annual meeting of shareholders during the fiscal year ended December 31, 2021 or 2020.

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

Summary Compensation Table

The following table sets forth information concerning compensation earned for services rendered to us by our executive officers who were serving as executive officers during the fiscal year ended December 31, 2021 and 2020:

Name and Principal Position	Year Ended December 31,	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Michael Mitsunaga (1) President, Treasurer, Secretary and Director	2020 to 2021	-	-	-	-	-	-
Charles Strongo (2) Former Chief Executive officer and Director	2020 to 2021	-	-	-	-	-	-
Dr. Shujie Cui (3) Chief Medical Officer and Director	2020 to 2021	-	-	-	-	-	-
Richard Johnson (4) Former Treasurer, Chief Financial Officer and Director	2020 to 2021	-	-	-	-	-	-

_______________________

(1) Mr. Mitsunaga was appointed as President, Chief Executive Officer and Director on June 28, 2010. Mr. Mitsunaga did not earn and was not paid any compensation for the years Ended December 31, 2020 through December 31, 2021.

(2) Mr. Strongo was appointed as Chief Executive Officer and Director on December 5, 2019. Mr. Strongo did not earn and was not paid any compensation for the years Ended December 31, 2020 through December 31, 2021. Mr. Strongo resigned on February 22, 2022.

(3) Dr. Cui was appointed as Chief Medical Officer and Director on December 5, 2019. Dr. Cui did not earn and was not paid any compensation for the years Ended December 31, 2020 through December 31, 2021.

(4) Mr. Johnson was appointed as Treasurer, Chief Financial Officer and Director on July 1, 2010. Mr. Johnson did not earn and was not paid any compensation for the years Ended December 31, 2019 through December 31, 2020. Mr. Johnson resigned on August 21, 2020.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information as of the date of this report by (i) all persons who are known by us to beneficially own more than 5% of our outstanding shares of common stock, (ii) each director, director nominee, and Named Executive Officer; and (iii) all executive officers and directors as a group:

Name and Address of Beneficial Owner (1)	Number of shares Beneficially Owned (2)	Percent of Class Owned (2)
Directors and Officers
Sara Gonzales (3)	344,209,000	79.3%
Michael Mitsunaga	9,450,000	2.2%
Dr. Shujie Cui	2,500,000	Less than 1%
All Directors and Officers as a Group	356,159,000	82.0%

________________________

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

(2) Calculated pursuant to rule 13d-3(d) of the Exchange Act. Beneficial ownership is calculated based on 434,119,578 shares of Class A Common Stock and 51,000 shares of Class B Common Stock issued and outstanding on a fully diluted basis as of the date of this report. Under Rule 13d-3(d) of the Exchange Act, shares not outstanding which are subject to options, warrants, rights or conversion privileges exercisable within 60 days are deemed outstanding for the purpose of calculating the number and percentage owned by such person, but are not deemed outstanding for the purpose of calculating the percentage owned by each other person listed.

(3)  Sara Gonzales, who was appointed the Company’s new CEO on February 22, 2022 controls Lionsgate Funding Group LLC, a Wyoming Limited Liability Corporation. In such capacity, Mrs. Gonzales may be deemed to have beneficial ownership of these shares. The number of shares reflected above is as of the date of this report based upon the review of our transfer records and includes (a) 339,159,000 shares owned by LionsGate; (b) 51,000 shares of Class B common stock owned by LionsGate; and (c) 5,050,000 shares Ms. Gonzales holds personally.

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

•	any transaction with another company for which a related person’s only relationship is as an employee (other than an executive officer), director, or beneficial owner of less than 10% of that company’s shares, if the amount involved does not exceed the greater of $1 million or 2% of that company’s total annual revenue;
•	compensation to executive officers determined by the Board;
•	compensation to directors determined by the Board;
•	transactions in which all security holders receive proportional benefits; and
•	banking-related services involving a bank depository of funds, transfer agent, registrar, trustee under a trust indenture, or similar service.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Independent Public Accountants

BFBorgers CPA PC currently serves as our independent registered public accounting firm to audit our financial statements for the fiscal year ended December 31, 2021 and 2020. To the knowledge of management, neither such firm nor any of its members has any direct or material indirect financial interest in us or any connection with us in any capacity otherwise than as independent accountants.

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

Principle Accounting Fees and Services

We have incurred fees totaling $ 30,000 and $20,000, respectively, for professional services related to the audit of our financial statements for the fiscal years ended December 31, 2021 and 2020.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a) The following documents are filed as a part of this Comprehensive Form 10-K:

(a)1. Financial Statements

The following financial statements, notes related thereto and report of independent auditors, are included in Part II, Item 8 of this Form 10-K:

·Report of Independent Registered Public Accounting Firm;

·Consolidated Balance Sheets as of December 31, 2021 and 2020;

·Consolidated Statements of Operations for the years ended December 31, 2021 and 2020;

·Consolidated Statements of Stockholders’ Deficit for the years ended December 31, 2021 and 2020;

·Consolidated Statements of Cash Flows for the years ended December 31, 2021 and 2020; and

·Notes to Consolidated Financial Statements

(a)(2) Financial Statement Schedules:

All schedules have been omitted since they are either not applicable or the information is contained within the accompanying financial statements.

(b) Exhibit Index

The following is a list of exhibits filed as part of this Annual Report on Form 10-K.

Exhibit Index

Exhibit No.	Description of Exhibit

3.1	Amended and Restated Articles of Incorporation of Viking Capital Group, Inc. (Incorporated by reference pursuant to Exchange Act Rule 12b-23 to the Registrant's Form 14A (File No. 0-22744) for 1996)

3.2	Amendment to Amended and Restated Articles of Incorporation of Registrant (Incorporated by reference pursuant to Exchange Act Rule 12b-23 to the Registrant's Form 10-KSB for the fiscal year ended December 31, 2001)

3.3	Bylaws of Viking Capital Group, Inc. as amended (Incorporated by reference pursuant to Exchange Act Rule 12b-23 to the Registrant's Form 10-SB (File No. 0-22744) effective December 27, 1993)

3.4	Articles of Amendment to the Articles of Incorporation dated May 20, 2010 changing the Company’s name to Arizona Gold & Onyx Mining Company (1)

3.5	Written Consent of the Court-Appointed Custodian of Viking Capital Group, Inc. dated October 5, 2009 relating to the one-for-ten, Class B Common Stock reverse split and the issuance of 51,000 shares of Class B Common Stock to Joseph Arcaro (1)

3.6	Corporate Resolution of the Board of Directors dated October 6, 2009 relating to the 1-for-300, Class A Common Stock reverse split (1)

3.7	Form 15 (Incorporated by reference to Form 15 filed on April 23, 2010)

3.8	Certificate of Registration to the Articles of Incorporation dated November 10, 2010 increasing the authorized shares from 150,000,000 to 500,000,000 (1)

3.9	Certificate of Registration to the Articles of Incorporation dated February 15, 2018 relating to the one-for-seven thousand (1-for-7,000), class A common stock reverse split (1)

3.10	Certificate of Registration to the Articles of Incorporation dated February 15, 2018 changing name to Nunzia Pharmaceutical Corporation (1)

3.11	Certificate of Registration to the Articles of Incorporation dated April 17, 2019 changing name to Arizona Gold and Onyx Company (1)

4.1	Securities Exchange Agreement between Arizona Gold & Onyx Mining Company and Gold & Onyx Mining Company dated June 28, 2010 (1)

4.2	Merger and Consolidation Agreement dated October 22, 2017 between Arizona Gold & Onyx Mining Company and LionsGate Funding Management LLC and California Biotech, Inc. (1)

10.1	IV Warmer License Agreement Dated December 21, 2020 (Incorporated by reference to Form 8-K filed on August 4, 2021)

10.2	Mutual Sales and Marketing Agreement dated April 12, 2021 (Incorporated by reference to the Form 8-K filed on May 7, 2021)

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Principal Financial Officer and Principal Accounting Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)**
101.SCH	Inline XBRL Taxonomy Extension Schema Document**
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document**
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document**
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document**
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document**
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

Nunzia Pharmaceutical Company

(Registrant)

Date: April 15, 2022	By: /s/ Sara Gonzales
Name: Sara Gonzales
Title: Chief Executive Officer and Director
(Principal Executive Officer)

Date: April 15, 2022	By: /s/ Michael Mitsunaga
Name: Michael Mitsunaga
Title: President, Chief Financial Officer, Treasurer, Secretary and Director
(Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in capacities and on the dates indicated.

Signature	Title	Date

/s/ Sara Gonzales	Chief Executive Officer and Director	April 15, 2022
Sara Gonzales	(Principal Executive Officer)

/s/ Michael Mitsunaga	President, Chief Financial Officer,	April 15, 2022
Michael Mitsunaga	Treasurer, Secretary and Director
(Principal Financial Officer and
Principal Accounting Officer)

/s/ Dr. Shujie Cui	Chief Science Officer and Director	April 15, 2022
Dr. Shujie Cui

