Form 10-Q
period 2022-03-31
NUNZIA PHARMACEUTICAL Co
filed 2022-05-23
CIK 886093

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of May 23, 2022 the registrant had 434,119,578 shares of its common stock, par value $0.001 per share, issued and outstanding.

NUNZIA PHARMACEUTICAL COMPANY

FORM 10-Q

For The Quarter Ended March 31, 2022 (unaudited)

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

NUNZIA PHARMACEUTICAL COMPANY

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31,	December 31,
	2022	2021
ASSETS
Current Assets
Cash	$–	$131
Investment in related party	5,000	5,000
Total assets	$5,000	$5,131

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued liabilities	$4,861	$1,862
Related party notes payable	132,443	97,443
Total current liabilities	137,304	99,305
Total Liabilities	137,304	99,305

Commitments and contingencies	–	–

Stockholders' deficit
Common stock; Class A, $0.001 par value, 1,000,000,000 shares authorized, 434,119,578 and 434,119,578 shares issued and outstanding at March 31, 2022 and 2021, respectively	434,120	434,120
Common stock; Class B, $0.001 par value, 100,000 shares authorized, 51,000 shares issued and outstanding at March 31, 2022 and December 31, 2021	51	51
Common stock payable	31,650	31,650
Additional paid-in capital	197,538,134	178,853,134
Accumulated deficit	(198,136,259)	(179,413,129)
Total stockholders' deficit	(132,304)	(94,174)
Total liabilities and stockholders' deficit	$5,000	$5,131

The accompanying notes are an integral part of the consolidated financial statements.

NUNZIA PHARMACEUTICAL COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2022	2021
Revenue	$–	$–

Operating expense
General and administrative expense	18,385	15,648
General and administrative expense - related party	18,704,745	–
Total operating expense	18,723,130	15,648
Loss from operations	(18,723,130)	(15,648)
Other income (expense)	–	–
Net loss	$(18,723,130)	$(15,648)

Basic Loss per Common Share	$(0.04)	$(0.00)
Diluted Loss per Common Share	$(0.04)	$(0.00)

Weighted average number of common shares outstanding - basic	434,119,578	284,820,578
Weighted average number of common shares outstanding - diluted	434,119,578	284,820,578

The accompanying notes are an integral part of the consolidated financial statements.

NUNZIA PHARMACEUTICAL COMPANY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND 2021

(Unaudited)

	Class A Common Stock		Class B Common Stock		Common stock	Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Payable	Capital	Deficit	Deficit
Balance, December 31, 2020	244,369,578	$244,370	$51,000	$51	$9,040,400	$92,006,134	$(101,354,159)	$(63,204)

Net loss	–	–	–	–	–	–	$(15,648)	$(15,648)

Balance, March 31, 2021	244,369,578	$244,370	$51,000	$51	$9,040,400	$92,006,134	$(101,369,807)	$(78,852)

	Class A Common Stock		Class B Common Stock		Common stock	Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Payable	Capital	Deficit	Deficit
Balance, December 31, 2021	434,119,578	$434,120	$51,000	$51	$31,650	$178,853,134	$(179,413,129)	$(94,174)

Beneficial conversion features of related party note	–	–	–	–	–	18,685,000	–	18,685,000

Net loss	–	–	–	–	–	–	(18,723,130)	(18,723,130)

Balance, March 31, 2022	434,119,578	$434,120	$51,000	$51	$31,650	$197,538,134	$(198,136,259)	$(132,304)

The accompanying notes are an integral part of the consolidated financial statements.

NUNZIA PHARMACEUTICAL COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2022	2021
Cash flows from operating activities
Net loss	$(18,723,130)	$(15,648)
Adjustments to reconcile net loss to net cash flows from operating activities
Stock based compensation expense	18,685,000	–
Changes in operating assets and liabilities:
Accounts payable	2,999	(1,387)
Net cash flows from operating activities	(35,131)	(17,035)

Cash flows from financing activities
Increase in related party notes payable	35,000	33,655
Net cash flows from financing activities	35,000	33,655

Change in cash	(131)	16,620
Cash at beginning of period	131	–
Cash at end of period	$–	$16,620

Supplemental disclosure of cash flow information:
Interest paid in cash	$–	$–
Income taxes paid in cash	$–	$–

The accompanying notes are an integral  part of the consolidated financial statements

NUNZIA PHARMACEUTICAL COMPANY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – Basis of Presentation, Organization, Going Concern and Recent Accounting Pronouncements

Basis of Presentation

The accompanying unaudited interim consolidated financial statements of Nunzia Pharmaceutical Company (the “Company”) as of March 31, 2022 and 2021 have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”), for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted.

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of expenses during the reporting periods. Actual results may differ from those estimates. The interim financial statements should be read in conjunction with the unaudited financial statements and notes thereto included in the Company’s Annual Report for the year ended December 31, 2021.

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

The Company is focused on manufacturing and securing retail space for its nutraceutical products. It is also working on a product that kills bacteria and viruses. The Company’s efforts have been delayed due to the onset and lingering impact of Covid -19 as well as the lack of significant available funding.

The Company’s year end is December 31st.

Going Concern

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs to allow it to continue as a going concern. As of March 31, 2022, the Company had an accumulated deficit of $198,136,259. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

Management’s Representation of Interim Financial Statements

The accompanying unaudited consolidated financial statements have been prepared by the Company without audit pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements include all of the adjustments, which in the opinion of management are necessary to a fair presentation of financial position and results of operations. All such adjustments are of a normal and recurring nature. Interim results are not necessarily indicative of results for a full year. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements at and as of December 31, 2021, filed as part of the Company’s Annual Report on Form 10-K with the SEC on April 15, 2022.

Accounting estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires Management to make estimates and assumptions that affect the reported amounts of stock based compensation, assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ significantly from those estimates.

Cash and cash equivalents

The Company considers all highly liquid instruments purchased with an original maturity of three months or less and money market accounts to be cash equivalents. As of March 31, 2022 and December 31, 2021, we had $-0- and $131 in cash on hand, respectively.

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

Net Income (Loss) Per Share

The computation of basic earnings per share (“EPS”) is based on the weighted average number of shares that were outstanding during the period, including shares of common stock that are issuable at the end of the reporting period. The computation of diluted EPS is based on the number of basic weighted-average shares outstanding plus the number of common shares that would be issued assuming the exercise of all potentially dilutive common shares outstanding using the treasury stock method. The Company had no potentially dilutive securities as of March 31, 2021 and December 31, 2021.

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

Common Stock

The Company has 51,000 shares of Class B Common Stock issued and outstanding as of March 31, 2022. The Class B shares are the only shares eligible to vote for Directors. LionsGate, controlled by the Company’s CEO, holds all Class B common shares.

The Company has 1,000,000,000 shares of Class A Common Stock authorized of which 434,119,578 and 434,119,578 shares are issued and outstanding as of March 31, 2022 and December 31, 2021, respectively.

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

The full impact of the COVID-19 outbreak continues to evolve as of the date of this report. As such, it is uncertain as to the full magnitude that the pandemic may have on the Company’s financial condition, liquidity, and future results of operations. Management is actively monitoring the impact of the global situation on its financial condition, liquidity, operations, suppliers, industry, and workforce. Given the daily evolution of the COVID-19 outbreak and the global responses to curb its spread, the Company is not able to estimate the effects of the COVID-19 outbreak on its results of operations, financial condition, or liquidity for fiscal year 2022.

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

NOTE 5 – Transactions with Related Persons

Mr. Michael Mitsunaga, our President and Director, has made interest-bearing advances to the Company at an interest rate of 8% commencing on October 1, 2021. As of March 31, 2022 and December 31, 2021 the principal balance due to Mr. Mitsunaga was $132,433 and $97,433, respectively. Accrued interest on the same dates was $4,861 and $1,862, respectively. During the three month ended March 31, 2022 pursuant to the terms of a Promissory Note with the Company, Mr. Mitsunaga advanced $35,000 to the Company to held fund its operation. Mt Mitsunaga has the right to convert that $35,000 loan (including in the balance of $132,344 above) in 36,000,000 shares of the Company’s common stock. On March 4, 2022 when the Promissory Note was executed the trading price of the Company’s common stock was $0.52. As a result the company record stock based compensation, related party of $18,685,000 on its statement of operations.

NOTE 6 – Subsequent Events

Management has reviewed material events subsequent of the period ended March 31, 2022 and prior to the filing of financial statements in accordance with FASB ASC 855 “Subsequent Events”.

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

Comparison of the three ended March 31, 2022 , to the three months ended March 31, 2021

Operating Expenses

Total operating expenses for the three months ended March 31, 2022 was $18,723,130 compared to $15,648 for the three months ended March 31, 2021.

The operating expenses for the three months ended March 31, 2022 include 18,685,000 in stock based compensation.

Liquidity and Capital Resources

As of March 31, 2022, we have no cash on hand, negative working capital of $137,304 and an accumulated deficit of $198,136,259. Our operations are solely being funded by our President, Mr. Mitsunaga. There are no assurance that he will continue to fund the Company or that alternate sources of financing can be obtained.

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

Critical Accounting Policies and Significant Judgments’ and Use of Estimates

Management’s discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these consolidated financial statements required the use of estimates and judgments that affect the reported amounts of our assets, liabilities, and expenses. Management bases estimates on historical experience and other assumptions it believes to be reasonable under the circumstances and evaluates these estimates on an on-going basis. Actual results may differ from these estimates. There have been no significant changes to the critical accounting policies and estimates included in our Annual Report on Form 10-K for the three months ended March 31, 2022.

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

As of March 31, 2022 are internal controls over disclosure controls and procedures were not effective. Due to our small size, we were not able to immediately take any action to remediate these material weaknesses. Notwithstanding the assessment that our Internal Controls over Financial Reporting was not effective and that there were material weaknesses identified herein as of March 31, 2022, we believe that our financial statements contained in this Annual Report fairly present our financial position, results of operations and cash flows for the years covered thereby in all material respects.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Our internal controls over financial reporting were not effective as of March 31, 2022.

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

Nunzia Pharmaceutical Company

(Registrant)

Date: May 23, 2022	By: /s/ Sara Gonzales
Name: Sara Gonzales
Title: Chief Executive Officer and Director
(Principal Executive Officer)

Date: May 23, 2022	By: /s/ Michael Mitsunaga
Name: Michael Mitsunaga
Title: President, Chief Financial Officer, Treasurer, Secretary and Director
(Principal Financial Officer and Principal Accounting Officer)

