Form 10-Q
period 2022-06-30
NUNZIA PHARMACEUTICAL Co
filed 2022-10-03
CIK 886093

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of October 3, 2022 the registrant had 434,514,578 shares of its common stock, par value $0.001 per share, issued and outstanding.

NUNZIA PHARMACEUTICAL COMPANY

FORM 10-Q

For The Quarter Ended June 30, 2022 (unaudited)

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

NUNZIA PHARMACEUTICAL COMPANY

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30,	December 31,
	2022	2021
ASSETS
Current Assets
Cash	$72	$131
Prepaid expenses	24,862	–
Investment in related party	5,000	5,000
Total assets	$29,935	$5,131

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued liabilities	$7,385	$1,862
Related party notes payable	139,955	97,443
Total current liabilities	147,340	99,305
Total Liabilities	147,340	99,305

Commitments and contingencies	–	–

Stockholders' deficit
Common stock; Class A, $0.001 par value, 1,000,000,000 shares authorized, 434,189,578 and 434,119,578 shares issued and outstanding at June 30, 2022 and December 31, 2021	434,190	434,120
Common stock; Class B, $0.001 par value, 100,000 shares authorized, 51,000 shares issued and outstanding at June 30, 2022 and December 31, 2021	51	51
Common stock payable	31,650	31,650
Additional paid-in capital	197,573,064	178,853,134
Accumulated deficit	(198,156,360)	(179,413,129)
Total stockholders' deficit	(117,405)	(94,174)
Total liabilities and stockholders' deficit	$29,935	$5,131

The accompanying notes are an integral part of the consolidated financial statements.

NUNZIA PHARMACEUTICAL COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2022	2021	2022	2021
Revenue	$–	$–	$–	$–

Operating expense
General and administrative expense	20,100	6,629	38,486	22,277
General and administrative expense - related party	–	–	18,704,745	–
Total operating expense	20,100	6,629	18,743,230	22,277
Loss from operations	(20,100)	(6,629)	(18,743,230)	(22,277)
Other income (expense)	–	–	–	–
Net loss	$(20,100)	$(6,629)	$(18,743,230)	$(22,277)

Basic and Diluted Loss per Common Share	$(0.00)	$(0.00)	$(0.04)	$(0.00)

Weighted average number of common shares outstanding - basic and diluted	434,189,578	289,149,345	434,119,578	286,984,962

The accompanying notes are an integral part of the consolidated financial statements.

NUNZIA PHARMACEUTICAL COMPANY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022 AND 2021

(Unaudited)

	Class A Common Stock		Class B Common Stock		Common stock	Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Payable	Capital	Deficit	Deficit
Balance, December 31, 2020	244,369,578	$244,370	51,000	$51	$9,040,400	$92,006,134	$(101,354,159)	$(63,204)

Net loss	–	–	–	–	–	–	(15,648)	$(15,648)

Balance, March 31, 2021	244,369,578	$244,370	51,000	$51	$9,040,400	$92,006,134	$(101,369,807)	$(78,852)

Merger shares issued	17,750,000	17,750	–	–	(17,750)	–	–	–

Return of merger shares issued in error	(9,000,000)	(9,000)	–	–	9,000	–	–	–

Shares issued under sales and marketing agreement	–	–	–	–	5,000	–	–	5,000

Net loss	–	–	–	–	–	–	(6,629)	(6,629)

Balance, June 30, 2021	253,119,578	$253,120	51,000	$51	$9,036,650	$92,006,134	$(101,376,436)	$(80,481)

	Class A Common Stock		Class B Common Stock		Common stock	Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Payable	Capital	Deficit	Deficit
Balance, December 31, 2021	434,119,578	$434,120	51,000	$51	$31,650	$178,853,134	$(179,413,129)	$(94,174)

Beneficial conversion features of related party note	–	–	–	–	–	18,685,000	–	18,685,000

Net loss	–	–	–	–	–	–	(18,723,130)	(18,723,130)

Balance, March 31, 2022	434,119,578	$434,120	51,000	$51	$31,650	$197,538,134	$(198,136,259)	$(132,304)

Common shares issued in a private placement	70,000	70	–	–	–	34,930	–	34,930

Net loss	–	–	–	–	–	–	(20,100)	(20,100)

Balance, June 30, 2022	434,189,578	$434,190	51,000	$51	$31,650	$197,573,064	$(198,156,360)	$(117,405)

The accompanying notes are an integral part of the consolidated financial statements.

NUNZIA PHARMACEUTICAL COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months	Six Months
	Ended	Ended
	June 30,	June 30,
	2022	2021
Cash flows from operating activities
Net loss	$(18,743,230)	$(22,277)
Adjustments to reconcile net loss to net cash flows from operating activities
Stock based compensation expense	18,685,000	–
Changes in operating assets and liabilities:	–	126
Prepaid expenses	(24,862)	(2,500)
Accounts payable and accrued liabilities	5,521	–
Net cash (used in) from operating activities	$(77,572)	(24,651)

Cash flows from financing activities
Private placement of common stock	35,000	–
Increase in related party notes payable	42,512	26,154
Net cash flows from financing activities	77,512	26,154

Change in cash	$(59)	1,503
Cash at beginning of period	131	–
Cash at end of period	$72	$1,503

Supplemental disclosure of cash flow information:
Interest paid in cash	$–	$–
Income taxes paid in cash	$–	$–

The accompanying notes are an integral part of the consolidated financial statements

NUNZIA PHARMACEUTICAL COMPANY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – Basis of Presentation, Organization, Going Concern and Recent Accounting Pronouncements

Basis of Presentation

The accompanying unaudited interim consolidated financial statements of Nunzia Pharmaceutical Company (the “Company”) as of June 30, 2022 and 2021 have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”), for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted.

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

The Company’s year-end is December 31st.

Going Concern

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs to allow it to continue as a going concern. As of June 30, 2022, the Company had an accumulated deficit of $198,156,360. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

Cash and cash equivalents

The Company considers all highly liquid instruments purchased with an original maturity of three months or less and money market accounts to be cash equivalents. As of June 30, 2022 and December 31, 2021, we had $72 and $131 in cash on hand, respectively.

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

Net Income (Loss) Per Share

The computation of basic earnings per share (“EPS”) is based on the weighted average number of shares that were outstanding during the period, including shares of common stock that are issuable at the end of the reporting period. The computation of diluted EPS is based on the number of basic weighted-average shares outstanding plus the number of common shares that would be issued assuming the exercise of all potentially dilutive common shares outstanding using the treasury stock method. The Company had no potentially dilutive securities as of June 30, 2021 and December 31, 2021.

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

Common Stock

The Company has 51,000 shares of Class B Common Stock issued and outstanding as of June 30, 2022. The Class B shares are the only shares eligible to vote for Directors. LionsGate, controlled by the Company’s CEO, holds all Class B common shares.

The Company has 1,000,000,000 shares of Class A Common Stock authorized of which 434,189,578 and 434,119,578 shares are issued and outstanding as of June 30, 2022 and December 31, 2021, respectively.

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

NOTE 5 – Transactions with Related Persons

Mr. Michael Mitsunaga, our President and Director, has made interest-bearing advances to the Company at an interest rate of 8% commencing on October 1, 2021. As of June 30, 2022 and December 31, 2021 the principal balance due to Mr. Mitsunaga was $139,955 and $97,433, respectively. Accrued interest on the same dates was $7,385 and $1,862, respectively. During the three month ended June 30, 2022 pursuant to the terms of a Promissory Note with the Company, Mr. Mitsunaga advanced $7,512 to the Company to help fund its operation. Mr. Mitsunaga has the right to convert $35,000 of his loan balance (included in the balance of $139,955 above) in 36,000,000 shares of the Company’s common stock. On March 4, 2022 when the Promissory Note was executed the trading price of the Company’s common stock was $0.52. As a result the company record stock based compensation, related party of $18,685,000 on its statement of operations for the excess value included in the conversion right.

NOTE 6 – Subsequent Events

Management has reviewed material events subsequent of the period ended June 30, 2022 and prior to the filing of financial statements in accordance with FASB ASC 855 “Subsequent Events”.

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

Comparison of the three and six months ended June 30, 2022 , to the three months and six months ended June 30, 2021

Operating Expenses

Total operating expenses for the three months ended June 30, 2022 was $20,100 compared to $6,629 for the three months ended June 30, 2021. Total operating expenses for the six months ended June 30, 2022 was $20,100 compared to $18,743,230 for the six months ended June 30, 2021.

The operating expenses for the six months ended June 30, 2022 include $18,685,000 in stock based compensation compared to $-0- for the comparable period in the prior year.

Liquidity and Capital Resources

As of June 30, 2022, we have no cash on hand, negative working capital of $117,405 and an accumulated deficit of $198,156,360. Our operations are solely being funded by our President, Mr. Mitsunaga. There are no assurance that he will continue to fund the Company or that alternate sources of financing can be obtained.

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

Critical Accounting Policies and Significant Judgments’ and Use of Estimates

Management’s discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these consolidated financial statements required the use of estimates and judgments that affect the reported amounts of our assets, liabilities, and expenses. Management bases estimates on historical experience and other assumptions it believes to be reasonable under the circumstances and evaluates these estimates on an on-going basis. Actual results may differ from these estimates. There have been no significant changes to the critical accounting policies and estimates included in our Annual Report on Form 10-K for the three months ended June 30, 2022.

Related Party Transactions

See Note 4. to our consolidated financial statements for a discussion of our related party transactions.

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

As of June 30, 2022 are internal controls over disclosure controls and procedures were not effective. Due to our small size, we were not able to immediately take any action to remediate these material weaknesses. Notwithstanding the assessment that our Internal Controls over Financial Reporting was not effective and that there were material weaknesses identified herein as of June 30, 2022, we believe that our financial statements contained in this Annual Report fairly present our financial position, results of operations and cash flows for the years covered thereby in all material respects.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Our internal controls over financial reporting were not effective as of June 30, 2022.

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

Nunzia Pharmaceutical Company

(Registrant)

Date: October 3, 2022	By: /s/ Sara Gonzales
Name: Sara Gonzales
Title: Chief Executive Officer and Director
(Principal Executive Officer)

Date: October 3, 2022	By: /s/ Michael Mitsunaga
Name: Michael Mitsunaga
Title: President, Chief Financial Officer, Treasurer, Secretary and Director
(Principal Financial Officer and Principal Accounting Officer)

