Form 10-Q
period 2022-09-30
NUNZIA PHARMACEUTICAL Co
filed 2022-11-14
CIK 886093

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 14, 2022 the registrant had 434,514,578 shares of its common stock, par value $0.001 per share, issued and outstanding.

NUNZIA PHARMACEUTICAL COMPANY

FORM 10-Q

For The Quarter Ended September 30, 2022 (unaudited)

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

NUNZIA PHARMACEUTICAL COMPANY

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30,	December 31,
	2022	2021
ASSETS
Current Assets
Cash	$30,373	$131
Investment in related party	5,000	5,000
Total assets	$35,373	$5,131

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued liabilities	$43,349	$1,862
Related party shareholder note payable	40,500	–
Related party notes payable	142,845	97,443
Total current liabilities	226,694	99,305
Total Liabilities	226,694	99,305

Commitments and contingencies

Stockholders' deficit
Common stock; Class A, $0.001 par value, 1,000,000,000 shares authorized, 434,514,578 and 434,119,578 shares issued and outstanding at September 30, 2022 and December 31 2021, respectively	434,515	434,120
Common stock; Class B, $0.001 par value, 100,000 shares authorized, 51,000 shares issued and outstanding at September 30, 2022 and December 31, 2021	51	51
Common stock payable	31,650	31,650
Additional paid-in capital	197,735,239	178,853,134
Accumulated deficit	(198,392,776)	(179,413,129)
Total stockholders' deficit	(191,321)	(94,174)
Total liabilities and stockholders' deficit	$35,373	$5,131

The accompanying notes are an integral part of the consolidated financial statements.

NUNZIA PHARMACEUTICAL COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2022	2021	2022	2021
Revenue	$–	$–	$–	$–

Operating expense
General and administrative expense	211,416	34,526	249,902	56,803
General and administrative expense - related party	16,013	–	18,720,757	–
Total operating expense	227,429	34,526	18,970,659	56,803
Loss from operations	(227,429)	(34,526)	(18,970,659)	(56,803)
Other income (expense)	(8,987)	–	(8,987)	–
Net loss	$(236,416)	$(34,526)	$(18,979,647)	$(56,803)

Basic and diluted loss per common share	$(0.00)	$(0.00)	$(0.04)	$(0.00)

Weighted average number of common shares outstanding - basic and diluted	434,436,861	292,769,578	434,237,270	290,892,866

The accompanying notes are an integral part of the consolidated financial statements.

NUNZIA PHARMACEUTICAL COMPANY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

(Unaudited)

	Class A Common Stock		Class B Common Stock		Common stock	Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Payable	Capital	Deficit	Deficit
Balance, December 31, 2020	244,369,578	$244,370	51,000	$51	$9,040,400	$92,006,134	$(101,354,159)	$(63,204)

Net loss	–	–	–	–	–	–	(15,648)	$(15,648)

Balance, March 31, 2021	244,369,578	$244,370	51,000	$51	$9,040,400	$92,006,134	$(101,369,807)	$(78,852)

Merger shares issued	17,750,000	17,750	–	–	(17,750)	–	–	–

Return of merger shares issued in error	(9,000,000)	(9,000)	–	–	9,000	–	–	–

Shares issued under sales and marketing agreement	–	–	–	–	5,000	–	–	5,000

Net loss	–	–	–	–	–	–	(6,629)	(6,629)

Balance, June 30, 2021	253,119,578	$253,120	51,000	$51	$9,036,650	$92,006,134	$(101,376,436)	$(80,481)

Common stock issued for license agreement with Michael Mitsunaga	3,000,000	3,000	–	–	(9,000,000)	8,997,000	–	–

Shares issued under Mutual Sales and Marketing Agreement	5,000,000	5,000	–	–	(5,000)	–	–	–

Net loss	–	–	–	–	–	–	(34,526)	(34,526)

Balance, September 30, 2021	261,119,578	$261,120	51,000	$51	$31,650	$101,003,134	$(101,410,962)	$(115,007)

NUNZIA PHARMACEUTICAL COMPANY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

(Unaudited) (Continued)

	Class A Common Stock		Class B Common Stock		Common stock	Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Payable	Capital	Deficit	Deficit
Balance, December 31, 2021	434,119,578	$434,120	51,000	$51	$31,650	$178,853,134	$(179,413,129)	$(94,174)

Beneficial conversion features of related party note	–	–	–	–	–	18,685,000	–	18,685,000

Net loss	–	–	–	–	–	–	(18,723,130)	(18,723,130)

Balance, March 31, 2022	434,119,578	$434,120	51,000	$51	$31,650	$197,538,134	$(198,136,259)	$(132,304)

Common shares issued in a private placement	70,000	70	–	–	–	34,930	–	34,930

Net loss	–	–	–	–	–	–	(20,100)	(20,100)

Balance, June 30, 2022	434,189,578	$434,190	51,000	$51	$31,650	$197,573,064	$(198,156,360)	$(117,405)

Common shares issued for consulting services	125,000	125	–	–	–	62,375	–	62,500

Common shares issued in a private placement	200,000	200	–	–	–	99,800	–	100,000

Net loss	–	–	–	–	–	–	(236,416)	(236,416)

Balance, September 30, 2022	434,514,578	$434,515	153,000	$51	$31,650	$197,735,239	$(198,392,776)	$(191,321)

The accompanying notes are an integral part of the consolidated financial statements.

NUNZIA PHARMACEUTICAL COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2022	2021
Cash flows from operating activities
Net loss	$(18,979,647)	$(56,803)
Adjustments to reconcile net loss to net cash flows from operating activities
Stock based compensation expense	18,747,500	–
Changes in operating assets and liabilities:
Prepaid expenses	–	(4,000)
Accounts payable and accrued liabilities	41,486	(14,629)
Net cash flows from operating activities	(190,660)	(75,432)

Cash flows from financing activities
Private placement of common stock	135,000	–
Increase in related party notes payable	85,902	75,916
Net cash flows from financing activities	220,902	75,916

Change in cash	30,242	484
Cash at beginning of period	131	–
Cash at end of period	$30,373	$484

Supplemental disclosure of cash flow information:
Interest paid in cash	$–	$–
Income taxes paid in cash	$–	$–

The accompanying notes are an integral part of the consolidated financial statements.

NUNZIA PHARMACEUTICAL COMPANY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – Basis of Presentation, Organization, Going Concern, and Recent Accounting Pronouncements

Basis of Presentation

The accompanying unaudited interim consolidated financial statements of Nunzia Pharmaceutical Company (the “Company”) as of September 30, 2022, and December 31, 2021, have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”), for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted.

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

On November 22, 2017, the Company and Cal-Biotech, Inc. (“Cal-Biotech”) entered into a Merger and Consolidation Agreement (the “MCA”). In anticipation of closing on the MCA, on February 1, 2018, the Board authorized a 7,000:1 reverse stock split, which took effect on December 4, 2019, and amended its articles changing its name to Nunzia Pharmaceutical Company. On December 13, 2020, the Company agreed to issue 284,500,000 shares pursuant to MCA (the “MCA Shares”). Of the shares issued, 1) 248,270,000 were to be issued to LionsGate Funding Group LLC (“LionsGate”) (majority owner of Cal-Biotech) in exchange for all the issued and outstanding stock in Cal-Biotech and to settle $156,657 of advances from Cal-Biotech to the Company that was originally funded by LionsGate; and 2) 36,230,000 were issued to settle $144,570 of debt and advances recorded as liabilities to related and non-related parties.

The Company is focused on manufacturing and securing retail space for its nutraceutical products. It is also working on a product that kills bacteria and viruses. The Company’s efforts have been delayed due to the onset and lingering impact of Covid -19 as well as the lack of significant available funding.

The Company’s year-end is December 31st.

Going Concern

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs to allow it to continue as a going concern. As of September 30, 2022, the Company had an accumulated deficit of $198,392,776 and negative working capital of $191,322. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

Accounting estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires Management to make estimates and assumptions that affect the reported amounts of stock-based compensation, assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ significantly from those estimates.

Cash and cash equivalents

The Company considers all highly liquid instruments purchased with an original maturity of three months or less and money market accounts to be cash equivalents. As of September 30, 2022, and December 31, 2021, we had $30,373 and $131 in cash on hand, respectively.

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

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with Accounting Standards Codification (“ASC”) 718, Stock-Based Compensation.  ASC 718 requires all stock-based payments to directors, employees and consultants, including grants of stock options, to be recognized in the consolidated statements of operations based on their fair values. If a stock-based award contains performance-based conditions, at the point that it becomes probable that the performance conditions will be met, the Company records a cumulative catch-up of the expense from the grant date to the current date and then amortizes the remainder of the expense over the remaining service period. Management evaluates when the achievement of a performance-based condition is probable based on the expected satisfaction of the performance conditions as of the reporting date.

Net Income (Loss) Per Share

The computation of basic earnings per share (“EPS”) is based on the weighted average number of shares that were outstanding during the period, including shares of common stock that are issuable at the end of the reporting period. The computation of diluted EPS is based on the number of basic weighted-average shares outstanding plus the number of common shares that would be issued assuming the exercise of all potentially dilutive common shares outstanding using the treasury stock method. The Company had no potentially dilutive securities as of September 30, 2022, and December 31, 2021.

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

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current U.S. GAAP. ASU 2020-06 removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception and it also simplifies the diluted earnings per share calculation in certain areas. ASU 2020-06 is effective for the Company for fiscal years beginning after December 31, 2021, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, and adoption must be as of the beginning of the Company’s annual fiscal year. The Company adopted ASU 2020-06 beginning with our fiscal year starting on January 1, 2021.

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

Common Stock

The Company has 51,000 shares of Class B Common Stock issued and outstanding as of September 30, 2022. The Class B shares are the only shares eligible to vote for Directors. LionsGate, controlled by the Company’s CEO, holds all Class B common shares.

The Company has 1,000,000,000 shares of Class A Common Stock authorized of which 434,514,578 and 434,119,578 shares are issued and outstanding as of September 30, 2022 and December 31, 2021, respectively.

During 2022 the Company has issued 395,000 common shares comprised of the following:

•	270,000 shares were issued in a private placement at $0.50 per share resulting in proceeds of $135,000 to the Company
•	125,000 shares were issued to a consultant and were valued at the same price of $0.50 as that of the private placement resulting in expenses of $62,500 to the Company

NOTE 4 – Commitments and Contingencies

There were no commitments and contingencies as of September 30, 2022, and December 31, 2021

NOTE 5 – Transactions with Related Persons

Mr. Michael Mitsunaga, our President and Director, has made interest-bearing advances to the Company at an interest rate of 8% commencing on November 1, 2021. As of September 30, 2022, and December 31, 2021, the principal balance due to Mr. Mitsunaga was $142,845 and $97,433, respectively. Accrued interest on the same dates was $10,241 and $1,862, respectively. During the three month ended September 30, 2022 pursuant to the terms of a Promissory Note with the Company, Mr. Mitsunaga advanced $2,890 to the Company to help fund its operation. Mr. Mitsunaga has the right to convert $35,000 of his loan balance (included in the balance of $139,955 above) in 36,000,000 shares of the Company’s common stock. On March 4, 2022, when the Promissory Note was executed the trading price of the Company’s common stock was $0.52. As a result the company record stock based compensation, related party of $18,685,000 on its statement of operations for the excess value included in the conversion right.

Additionally, LionsGate, a shareholder of the Company advanced $40,500 to the Company pursuant to the terms of a three month 12% Promissory Note due October 22, 2022. Under the terms of the Note,

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Comparison of the three and nine months ended September 30, 2022 , to the three months and nine months ended September 30, 2021

Operating Expenses

Total operating expenses for the three months ended September 30, 2022 was $227,429 compared to $34,526 for the three months ended September 30, 2021. Total operating expenses for the nine months ended September 30, 2022 was $18,970,659 compared to $56,893 for the nine months ended September 30, 2021.

The operating expenses for the nine months ended September 30, 2022 include $18,47,500 in stock-based compensation compared to $-0- for the comparable period in the prior year.

Liquidity and Capital Resources

As of September 30, 2022, we have no cash on hand, negative working capital of $191,322 and an accumulated deficit of $198,156,360. Our operations are solely being funded by our President, Mr. Mitsunaga. There are no assurance that he will continue to fund the Company or that alternate sources of financing can be obtained.

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

Critical Accounting Policies and Significant Judgments’ and Use of Estimates

Management’s discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these consolidated financial statements required the use of estimates and judgments that affect the reported amounts of our assets, liabilities, and expenses. Management bases estimates on historical experience and other assumptions it believes to be reasonable under the circumstances and evaluates these estimates on an on-going basis. Actual results may differ from these estimates. There have been no significant changes to the critical accounting policies and estimates included in our Annual Report on Form 10-K for the three months ended September 30, 2022.

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

As of September 30, 2022 are internal controls over disclosure controls and procedures were not effective. Due to our small size, we were not able to immediately take any action to remediate these material weaknesses. Notwithstanding the assessment that our Internal Controls over Financial Reporting was not effective and that there were material weaknesses identified herein as of September 30, 2022, we believe that our financial statements contained in this Annual Report fairly present our financial position, results of operations and cash flows for the years covered thereby in all material respects.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Our internal controls over financial reporting were not effective as of September 30, 2022.

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

Nunzia Pharmaceutical Company

(Registrant)

Date: November 14, 2022	By: /s/ Sara Gonzales
Name: Sara Gonzales
Title: Chief Executive Officer and Director
(Principal Executive Officer)

Date: November 14, 2022	By: /s/ Michael Mitsunaga
Name: Michael Mitsunaga
Title: President, Chief Financial Officer, Treasurer, Secretary and Director
(Principal Financial Officer and Principal Accounting Officer)

